Form 10-Q
period 1996-03-31
LIFECELL CORP
filed 1996-05-15
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to

         Commission file number:  0-19890


                              LIFECELL CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                 76-0172936
     (State or other jurisdiction of                 (IRS Employer
     Incorporation or organization)                  Identification No.)


     LifeCell Corporation
     3606 Research Forest Drive
     The Woodlands, Texas                                       77381
     (Address of principal executive office)                  (zip code)

                                 (713) 367-5368
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 13, 1996, there were outstanding 4,403,658 shares of Common Stock, par value $.001, and 264,500 shares of Series A Convertible Preferred Stock, par value $.001, of the registrant.

                              LIFECELL CORPORATION


                          Quarter Ended March 31, 1996

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................    3

                  Balance Sheets, March 31, 1996
                  (Unaudited) and December 31, 1995 .......................    4

                  Statements of Operations, Three
                  Months Ended March 31, 1996 and 1995 (Unaudited) ........    5

                  Statements of Cash Flows, Three
                  Months Ended March 31, 1996 and
                  1995 (Unaudited) ........................................    6

                  Notes to Financial Statements ...........................    7

Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations ...........................................    8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................    9

Item 2.  Changes in Securities ............................................    9

Item 3.  Defaults upon Senior Securities ..................................    9

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information ................................................    9

Item 6.  Exhibits and Reports on Form 8-K .................................    9

SIGNATURES ................................................................   10


Part I. FINANCIAL INFORMATION
Item 1 Financial Statements

The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.


                              LIFECELL CORPORATION

                                 BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                      1996              1995
                                                                   ------------    ------------
                                    ASSETS                          (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .....................................   $  1,949,572    $  3,015,332
 Accounts and other receivables, net ...........................        437,733         251,509
 Inventories ...................................................        501,407         351,502
 Prepayments and other .........................................        136,247          51,838
                                                                   ------------    ------------
   Total current assets ........................................      3,024,959       3,670,181
FURNITURE AND EQUIPMENT, net ...................................        511,762         415,563
INTANGIBLE ASSETS, net .........................................        293,298         290,295
                                                                   ------------    ------------
   Total assets ................................................   $  3,830,019    $  4,376,039
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ..............................................   $    564,021    $    384,780
 Accrued liabilities ...........................................        259,449         218,351
 Notes payable .................................................        132,734            --
 Deferred revenues .............................................        209,107         179,002
                                                                   ------------    ------------
   Total current liabilities ...................................      1,165,311         782,133

 Deferred credit ...............................................      1,500,000       1,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Series A preferred stock, $.001 par value, 300,000
   shares authorized, 264,500 issued and outstanding ...........   $  5,561,713    $  5,496,793
 Common stock, $.001 par value, 12,500,000 shares authorized,
   4,403,658 shares issued and outstanding .....................          4,404           4,404
 Warrants outstanding to purchase 574,066 shares of Common stock        226,560         226,560
 Additional paid-in capital ....................................     21,160,808      21,160,808
 Unearned portion of restricted stock
   compensation and warrants ...................................           --           (19,906)
 Accumulated deficit ...........................................    (25,788,777)    (24,774,753)
                                                                   ------------    ------------
   Total stockholders' equity ..................................      1,164,708       2,093,906
                                                                   ------------    ------------
   Total liabilities and stockholders' equity ..................   $  3,830,019    $  4,376,039
                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements


                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       1996           1995
                                                                   -----------    -----------
REVENUES:
  Product sales .................................................   $   420,636    $    97,793
  Corporate alliance ............................................       155,476        244,924

  Research and development contracts and grants .................          --           87,699
                                                                    -----------    -----------
    Total revenues ..............................................       576,112        430,416

COSTS AND EXPENSES:

  Costs of goods sold ...........................................   $   271,757    $   102,332
  Contract research and development .............................       155,476        332,623
  Proprietary research and development ..........................       190,035        313,726
  General and administrative ....................................       387,346        408,679
  Selling and marketing .........................................       550,722        320,627
                                                                    -----------    -----------
    Total costs and expenses ....................................   $ 1,555,336    $ 1,477,987
                                                                    -----------    -----------
LOSS FROM OPERATIONS ............................................      (979,224)    (1,047,571)
                                                                    -----------    -----------
  Interest income and other, less interest expense ..............        30,120         89,485
                                                                    -----------    -----------

NET LOSS ........................................................   $  (949,104)   $  (958,086)


LOSS PER SHARE BEFORE EFFECT OF PREFERRED DIVIDENDS AND ACCRETION
OF PREFERRED STOCK ..............................................   $     (0.22)   $     (0.22)



EFFECT OF PREFERRED DIVIDENDS AND ACCRETION OF PREFERRED STOCK ..         (0.03)         (0.05)
                                                                    -----------    -----------
LOSS PER SHARE ..................................................   $     (0.25)   $     (0.27)
                                                                    -----------    -----------
SHARES USED IN COMPUTING LOSS PER SHARE .........................     4,403,658      4,297,592

The accompanying notes are an integral part of these financial statements.


                              LIFECELL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          1996          1995
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................      (949,104)     (958,086)
  Adjustments to reconcile net loss to net cash
    used in operating activities -
      Depreciation and amortization ..............................        44,074        32,242
      Earned portion of restricted stock compensation and warrants        19,906        62,302
      Change in assets and liabilities
        (Increase) decrease in accounts and other receivables ....      (186,224)      (79,613)
        (Increase) decrease in inventories .......................      (149,905)      (86,421)
        (Increase) decrease in prepayments and other .............       (84,409)       (3,020)
        Increase (decrease)  in payable  and  accrued
          liabilities ............................................       220,339        (8,467)
        Increase (decrease) in deferred revenues and credit ......        30,105      (112,582)
                                                                     -----------    ----------
  Total Adjustments ..............................................      (106,114)     (195,559)
                                                                     -----------    ----------
  Net cash provided by (used in) operating activities ............    (1,055,218)   (1,153,645)
                                                                     -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................................      (136,931)      (99,210)
  Intangible assets ..............................................        (6,345)         (623)
  Short-term investments .........................................          --       1,468,128
                                                                     -----------    ----------
  Net cash used in investing activities ..........................      (143,276)    1,368,295
                                                                     -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable ........................       140,990          --
  Payments of notes payable ......................................        (8,256)         --
                                                                     -----------    ----------
    Net cash provided by (used in) financing activities ..........       132,734          --
                                                                     -----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................................    (1,065,760)      214,650
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ......................................................     3,015,332     1,877,295
                                                                     -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD .........................................................     1,949,572     2,091,945
                                                                     ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for interest .......................   $     1,919          $---
  During 1996 and 1995, the Company recorded
  a dividend payable of $105,800 and $79,350, respectively

The accompanying notes are an integral part of these financial statements.


                             LIFECELL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

Note 1. - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The interim results are not necessarily indicative of the results for a full year.

CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests any excess cash in interest bearing money market accounts and A1/P1 commercial paper with maturities of one year or less.

CERTAIN RECLASSIFICATIONS Certain reclassifications have been made to the 1995 financial statements contained herein to conform with the classifications presented in 1996.

Note 2. - LOSS PER SHARE

Loss per share has been computed by dividing net loss, which has been increased for periodic accretion and imputed and stated dividends, by the weighted average number of shares of Common Stock outstanding during the periods. In all applicable periods, all Common Stock equivalents, including the Series A Preferred Stock, were antidilutive and, accordingly, were not included in the computation.

Note 3. - SERIES A PREFERRED STOCK

On November 10, 1994, the Company raised gross proceeds of approximately $5.3 million in a private offering of units consisting of convertible preferred stock and warrants. The Company sold 264,500 units at a price of $20 per unit. Each unit included one share of Series A Convertible Preferred Stock (Series A Preferred Stock) and one warrant to purchase one share of Common Stock. Each share of Series A Preferred Stock is convertible into 6.69 shares of Common Stock. The Series A Preferred Stock is convertible at any time at the option of the holder. The preferred stock automatically converts to Common Stock on November 9, 1997 and may be redeemed sooner by the Company if, after November 9, 1995, the closing bid price of LifeCell's Common Stock averages $5.17 per share for 20 consecutive days. The Series A Preferred Stock bears dividends at annual rates of $1.20, $1.60, and $2.00 per share for each of the first, second and third years, respectively, after the date of original issuance. Dividends may be paid in cash, Common Stock, or any combination of cash and Common Stock at the Company's discretion. The Series A Preferred Stock is senior to the Company's Common Stock in liquidation. The Series A Preferred Stock has no ordinary voting rights. While the preferred shares are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock. The units were not registered under the Securities Act of 1933 and may not be offered or sold absent registration under the Act or an applicable exemption from registration requirements. Each unit also includes a two-year warrant that is exercisable for one share of Common Stock at $3.54 per share. The warrants were recorded at $105,800 in the accompanying financial statements. As of March 31, 1996, warrants to purchase an aggregate of 263,250 shares of Common Stock were outstanding. The private placement agent was issued a warrant to purchase 90,816 shares of Common Stock at $6.00 per share. The agent's warrant has a term of five years commencing June 30, 1995 and was recorded at $5,000 in the accompanying financial statements.

The carrying amount of the Series A Preferred Stock is increased for accrued and unpaid stated dividends plus periodic accretion, using the effective interest method, such that the carrying amount equals the redemption amount on the earliest possible redemption date, November 9, 1997. Series A Preferred Stock is also increased by imputed dividends resulting from the increasing dividend rates.

On November 9, 1995, the Company paid dividends on the Series A Preferred Stock of an aggregate of $317,400 by issuing 103,816 shares of Common Stock.


LIFECELL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues in the first quarter of 1996 were generated by product sales and a corporate alliance. No significant change in the sources of revenues is anticipated other than revenue generated from research and development contracts and grants.

Total revenues for the first quarter of fiscal 1996 were $576,112, an increase of $145,696 over the same period in fiscal 1995. As a result of increased marketing activities, product sales for the quarter increased $322,843 over the same period in fiscal 1995. The Company recognized $155,476 in corporate alliance revenue from a license and development agreement with Medtronic, Inc. for the co-development of tissue heart valves in the first quarter of 1996, compared with $244,924 in the same quarter of 1995. The decrease in corporate alliance revenues was directly related to a significant one-time event billed by LifeCell in the first quarter 1995. The Company had research and development grant income of $87,699 in the first quarter of 1995 and none in 1996, the contract having expired in 1995. Interest income decreased by $59,365 for the 1996 first quarter of 1996 resulting from a decrease in average funds available for investment and interest rates in 1996 as compared to 1995.

Total costs and expenses for the first quarter of fiscal 1996 were $1,555,336, an increase of $77,349 from the same period in fiscal 1995 primarily due to increased AlloDerm marketing. Costs of goods sold for the first quarter of fiscal 1996 were $271,757 compared to $102,332 for 1995. This increase was due to increased sales in 1996 versus 1995. Costs of goods sold as a percent of sales decreased as a result of volume efficiencies. Cost of contract research and development is equal to the total revenue recorded for research and development contracts and grants and the corporate alliance, as they are cost reimbursement type contracts. Proprietary research and development expense decreased to $190,035 in 1996 from $313,726 in 1995 primarily as a result of the transfer of the costs of AlloDerm related activities from proprietary research and development to manufacturing (cost of goods sold). General and administrative expenses remained relatively consistent with the prior year. Selling and marketing expenses increased to $550,722 in 1996 from $320,627 in 1995 primarily due to the addition of sales personnel and promotional activities related to AlloDerm marketing activities and the commercial introduction of the AlloDerm graft in the periodontal and plastic surgery markets.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, a corporate alliance, government contracts and grants and interest on investments.

LifeCell funds research and development activities with external funds from its corporate alliance and government grants. In April 1996, LifeCell was awarded a one year $613,000 contract from the U.S. Navy. LifeCell's strategy is to use existing funds and funds raised from financings to fund a marketing and distribution effort for AlloDerm.

In 1994, LifeCell entered into agreements with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund the development of LifeCell's proprietary tissue processing technology in the field of heart valves. To date, LifeCell has received approximately $1.5 million in development funding for this program.

LifeCell expects to incur substantial expenses related to AlloDerm, including costs of clinical studies, production, sales and marketing, product introduction, technical seminars, ongoing administrative activities and research and development activities, including regulatory and quality assurance programs and continuing applications for patent protection for the proprietary aspects of its technology.

The Company has increased its product marketing efforts in 1996 and anticipates that its current financial resources will be adequate to maintain its current and planned operations, including its marketing efforts into the third quarter of 1996. If the Company does not obtain additional financing by the beginning of the third quarter 1996, LifeCell intends to reduce its current operations and delay certain planned expenditures including those related to increased marketing efforts in order to conserve its resources and maintain its operations through the end of 1996. The reduction of its operations and the delay of such expenditures would limit its current product marketing efforts, resulting in decreased product sales and total revenues. During such periods, the Company would focus its efforts and resources on obtaining additional financing. Thereafter, LifeCell expects that it will require additional financing to continue its operations and to improve, complete the development of, obtain regulatory approvals for and manufacture or market products. There can be no assurance that LifeCell will be able to obtain requisite financing when needed on acceptable terms. If the Company is unable to secure such financing, the Company's ability to sustain operations would be materially adversely affected.

                              LIFECELL CORPORATION

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information

                              CAUTIONARY STATEMENTS

         The Company's expectations with respect to future results of operations embodied in oral and written forward-looking statements made in connection with this Quarterly Report on Form 10-Q are subject to the following risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations.

NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL

         The Company anticipates that its current financial resources will be adequate to maintain its current and planned operations into the third quarter of 1996. In the event the Company is unable to obtain additional financing by the beginning of the third quarter of 1996, the Company intends to reduce its current operations and delay certain planned expenditures in order to conserve its resources and be able to continue its operations through the end of 1996. The report of Arthur Andersen LLP, the Company's independent public accountants, on LifeCell's financial statements for the year ended December 31, 1995, includes an emphasis paragraph with respect to the Company's need for future financing to fund the manufacturing and development of markets for its products. The Company's future capital requirements will depend on many factors, including successful expansion of sales of AlloDerm, continued scientific progress with its research and development programs and expansion of such programs and progress of preclinical and clinical assessment of products under development. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development.

HISTORY OF OPERATING LOSSES

         The Company has incurred substantial losses since inception in January 1986, including losses of approximately $3.4 million, $3.7 million and $3.9 million in 1993, 1994 and 1995, respectively, and had an accumulated deficit of approximately $25.8 million at March 31, 1996. There can be no assurance that the Company will ever become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

FDA REGULATORY STATUS OF ALLODERM

         In November 1995, following LifeCell's commercial introduction of AlloDerm for periodontal applications, the Company received a letter from the CDRH. The letter stated that the CDRH considered AlloDerm to be a "device" as defined by the FDC Act, and that a 510(k) premarket notification was required to be submitted and cleared by the FDA in order to market the product. LifeCell responded to the CDRH in November 1995 stating the Company's view that AlloDerm is banked human tissue under an interim rule published by the FDA in 1993 and that no 510(k) clearance is required. By letter dated March 6, 1996, the CDRH indicated that both the CDRH and the CBER remained of the view that AlloDerm was a device. The letter suggested that the Company contact the FDA Ombudsman's Office if it disagreed with this view. The Company has requested a meeting with the Ombudsman's Office, which has the authority to mediate disputes between companies and the FDA, to discuss the regulatory classification of AlloDerm. Although the Company believes that AlloDerm falls within the definition of banked human tissue, there can be no assurance that the FDA will agree. If the FDA were to conclude definitively that AlloDerm is a device, the Company would explore the available options, including requesting the FDA's consent to continue marketing the product while the Company seeks 510(k) clearance. There is no assurance that the FDA would consent to the continued marketing of AlloDerm pending the FDA clearance of a 510(k) notice, nor is there any assurance that 510(k) clearance for AlloDerm ultimately would be obtained or that the FDA would not take enforcement action against the Company related to the continued marketing of this product. The failure to obtain any such consent or clearance would have a material adverse effect on the Company.

AVAILABILITY OF MATERIALS

         The Company's business will be dependent on the availability of human cadaveric skin and cardiovascular tissue to the extent that LifeCell is unable successfully to develop products using animal tissue. A limited supply of donated skin is available. Although the Company has established what it believes to be an adequate source of cadaveric skin to satisfy the expected demand for AlloDerm, there can be no assurance that the availability of human skin and cardiovascular tissue will be sufficient to meet LifeCell's demand for such materials.

UNCERTAINTY OF MARKET ACCEPTANCE

         Achieving broad market acceptance for AlloDerm and LifeCell's proposed products will require substantial additional marketing efforts. There can be no assurance that AlloDerm or any of LifeCell's proposed products ultimately will achieve widespread commercial acceptance.

Item 6. Exhibits and Reports on Form 8-K
        a. Exhibits

             3.1  Amended and Restated By-laws of LifeCell Corporation

            10.1 Lease Agreement dated December 10, 1986, between the Company and The Woodlands Corporation, Modification and Ratification of Lease Agreement dated April 11, 1988, between and Company and The Woodlands Corporation, Modification and Ratification of Lease dated August 1, 1992, between the Company and The Woodlands Corporation, Modification Ratification and Extension of Lease dated March 5, 1993, between the Company and The Woodlands Corporation, and Modification and Ratification of Lease Agreement dated December 21, 1995, between the Company and The Woodlands Office Equities -- '95 Limited.

            11.1  Statement regarding Computation of Per Share Earnings

            27.1  Financial Data Schedule

        b. Reports on Form 8-K
           None

                              LIFECELL CORPORATION

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LIFECELL CORPORATION



Date:  MAY 14, 1996                  By: ____________________________________
                                         Paul M. Frison
                                         President and Chief Executive Officer




Date:  MAY 14, 1996                  By: ______________________________________
                                         Anthony A. Brown
                                         Vice President, Chief Financial Officer
                                         and Secretary

                                INDEX TO EXHIBITS

                                                                    Sequentially
     Exhibit                                                            Numbered
     Number               Description of Exhibits                           Page

     3.1     Amended and Restated Bylaws of Lifecell Corporation

     10.1 Lease Agreement dated December 10, 1986, between the Company and The Woodlands Corporation, Modification and Ratification of Lease Agreement dated April 11, 1988, between the Company and The Woodlands Corporation, Modification and Ratification of Lease dated August 1, 1992, between the Company and The Woodlands Corporation, Modification Ratification and Extension of Lease dated March 5, 1993, between the Company and The Woodlands Corporation,and Modification and Ratification of Lease Agreement dated December 21, 1995, between the Company and The Woodlands Office Equities -- '95 Limited.

     11.1    Statement regarding Computation of Per Share Earnings            12

     27.1    Financial Data Schedule