Form 10-K/A
period 1995-12-31
LIFECELL CORP
filed 1996-05-29
CIK 849448

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          Amendment No. 1 to Form 10-K
                                       on
                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 0-19890

                              LIFECELL CORPORATION

A DELAWARE                                           IRS EMPLOYER IDENTIFICATION
CORPORATION                                          NO. 76-0172936

                           3606 RESEARCH FOREST DRIVE
                           THE WOODLANDS, TEXAS 77381

                         Telephone Number (713) 367-5368

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.001 Par Value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock (Common Stock) held by non-affiliates
of registrant as of March 25, 1996                                  $ 10,169,035

Number of shares of registrant's Common Stock outstanding as of
March 25, 1996                                                         4,403,658

                                TABLE OF CONTENTS

                                   DESCRIPTION

ITEM                                                                        PAGE
- ----                                                                        ----

PART I   ...................................................................  1
      ---
         1.  BUSINESS.......................................................  1
         2.  PROPERTIES..................................................... 20
         3.  LEGAL PROCEEDINGS.............................................. 20
         4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 20

PART II  ................................................................... 22
         5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS............................... 22
         6.  SELECTED FINANCIAL DATA........................................ 23
         7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS....................... 24
         8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 26
         9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE....................... 26

PART III ................................................................... 27
         10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 27
         11.  EXECUTIVE COMPENSATION........................................ 32
         12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................ 37
         13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 39

PART IV  ................................................................... 41
         14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K............................................... 41
         GLOSSARY .......................................................... 44
FINANCIAL STATEMENTS........................................................F-1

                                     PART I

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARDLOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS", "BUSINESS--RISK FACTORS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

ITEM 1.  BUSINESS

         CERTAIN TECHNICAL TERMS USED IN THIS ITEM ARE DESCRIBED OR DEFINED IN THE GLOSSARY PRESENTED ON PAGE OF THIS ANNUAL REPORT ON FORM 10-K.

GENERAL

         LifeCell Corporation ("LifeCell" or the "Company") develops and commercializes universal tissue grafts and blood cell preservation products.

         LifeCell utilizes know-how and its patented core preservation technology to develop products in two general fields of use, tissue transplantation and blood cell preservation. The Company's universal tissue grafts are derived from a patented platform technology for processing and preserving human (allograft) and animal (xenograft) tissues to preclude rejection of transplanted foreign tissues by the human body. LifeCell removes from cells that cause tissue rejection while preserving the extracellular tissue matrix and its essential biochemical and structural composition. This matrix does not cause an immune rejection response and has been clinically proven to function as a natural template or scaffold into which a patient's own cells will migrate following transplantation for effective tissue engraftment.

         The clinical use of a preserved tissue matrix as a natural template for tissue regeneration has been previously established in the grafting of processed, freeze-dried allograft bone for orthopedic and periodontal procedures. LifeCell's expertise is the ability to preserve the more delicate and sophisticated tissue matrix of soft tissues, which would otherwise be destroyed by the allograft bone process.

         AlloDerm processed universal dermal tissue graft is LifeCell's first commercial application of its technology. Additional universal tissue products under development include composite skin graft, XenoDerm processed porcine dermis, heart valves for replacement surgeries and vascular conduits for bypass procedures.

         Using its core preservation technology, LifeCell is also developing products and patented formulations to facilitate storage, transportation and delivery of transfusable blood cells. The Company is developing ThromboSol platelet storage solution to permit refrigerated storage of transfusable blood platelets and intends to develop other potential preservation technologies for red blood cells and other mammalian cells.

         LifeCell was organized in 1986 to commercialize its core preservation technology, a process developed by The University of Texas Health Science Center in Houston and exclusively licensed from The Board of Regents of the University of Texas System involving ultra-rapid cooling and ultra-low temperature freeze-drying of biological cells and tissues.

PRODUCTS

      ALLODERM AND OTHER TISSUE PRODUCTS FOR SKIN REPAIR AND SOFT TISSUE AUGMENTATION

         AlloDerm is human donor (allograft) dermis that has been processed using LifeCell's patented technology. The AlloDerm process removes the cells from donated human (allograft) skin and preserves the critical structural and biochemical components of the dermal matrix which are key to the eventual engraftment of the dermal matrix.

         The AlloDerm process preserves an immunologically inert human dermal matrix which is freeze-dried and packaged for distribution to end-users. AlloDerm grafts are rehydrated in the operating room in a ten-minute procedure prior to grafting. The intact human dermal matrix functions as a graft or implant, permanently integrating and guiding the reconstitution of dermal tissue.

         AlloDerm grafts consist entirely of human dermis. As a result, the Company believes AlloDerm tissue products are not subject to the lengthy FDA approval or clearance process associated with medical devices or drugs. See "--Risk Factors--FDA Regulatory Status of AlloDerm". The sources from which LifeCell procures human skin screen donors to meet all FDA requirements for banked human tissue and conduct blood testing recommended by the Centers for Disease Control and Prevention. Additionally, the AlloDerm process includes de-cellularization (extraction of living cells from human tissue matrix) and viral inactivation (the treatment of the tissue with a documented anti-viral agent). The AlloDerm process has been independently validated to inactivate concentrated suspensions of HIV, the virus that causes AIDS.

         LifeCell procures allograft skin from unaffiliated tissue banks. To date, the Company has not experienced any material difficulty in procuring adequate supplies of cadaveric skin. Additionally, LifeCell believes it has established what it believes to be adequate sources of cadaveric skin at acceptable costs to satisfy the foreseeable demand for AlloDerm tissue products.

         AlloDerm has been clinically accepted and has been demonstrated to be cost effective (through reduced surgery time, donor site scarring, hospital stay and outpatient therapy), reduce scarring, increase skin elasticity and minimize or eliminate donor site trauma. In addition, AlloDerm, under standard refrigeration, has a shelf life in excess of two years. LifeCell believes AlloDerm achieves superior results at lower costs, thereby satisfying the critical needs of not only the patient but also the payor, physician and hospital.

         AlloDerm products address multiple clinical markets including the treatment of third-degree burns, periodontal surgery and plastic and reconstructive surgery. Since its commercial introduction, AlloDerm has been used as a dermal graft or transplant to treat over 1,000 patients. The Company derived total product revenues of approximately $94,000 and approximately $742,000 in 1994 and 1995, respectively. For the three months ended March 1996, the Company expects total product revenues to exceed $400,000. Based on the annual number of applicable procedures and LifeCell's current pricing, LifeCell estimates the potential annual worldwide market for AlloDerm exceeds $800 million.

         THIRD-DEGREE BURNS. AlloDerm grafts may be used in the treatment of any and all burns that require skin grafts. Pediatric and elderly patients in particular benefit from the use of the product as their skin is very thin, and, therefore, they are more susceptible to increased donor site trauma and complications. Patients who are burned in areas where mobility may be impaired by scarring, such as hands, arms and legs, also derive maximum benefit from the product. The Company estimates that approximately 55,000 people are hospitalized each year in the United States due to burns. Approximately 20,000 patients are admitted with major burns. Based on the annual number of applicable procedures and LifeCell's current pricing, the Company estimates that the potential annual worldwide market for AlloDerm grafts in burn treatment exceeds $300 million. To date, AlloDerm grafts have been used to treat third-degree burn patients at approximately 60 of the 140 burn centers in the United States.

         Skin is the body's largest organ and is the first line of defense against invasion of foreign substances. It contains two functional layers, the upper surface consisting primarily of cells (epidermis) and an underlying foundational layer of extracellular matrix proteins and collagen (dermis). The epidermis functions as a water barrier and maintains hydration. The dermis provides other important skin properties including tensile strength, durability and elasticity.

         Third-degree burns and other acute full-thickness skin wounds destroy both the epidermis and the dermis. Destruction of dermis is of particular concern because the body has lost the framework, I.E., the extracellular matrix, to guide and support the regrowth of new cells and blood vessels. Like most organs of the body, the skin can perform some repairs but it cannot regenerate its basic structure. Instead, damaged or missing dermis is replaced with scar tissue, which lacks the important elastic and tensile properties of skin. Scar tissue also is disfiguring and can cause restricted mobility of limbs and body areas near joints. For this reason, full-thickness burns are treated with split-thickness skin grafts of the patient's own skin.

         Third-degree burns generally are grafted with the patient's own skin (autograft) taken from an uninjured area of the body. This procedure is painful and causes an additional wound at the autograft donor site. Autografts that include the dermal layer generate relatively deep donor sites which can cause medical complications including infection and hypertrophic scarring. Autografts that are too thin (containing minimal dermis) typically result in poor wound healing quality, with scarring and contracture at the wound site. AlloDerm grafts are used in conjunction with thin autografts to supply an adequate dermal layer for optimum healing of the wound. The use of AlloDerm reduces the thickness of split-thickness grafts required from the patient in treating such wounds, thereby minimizing the substantial donor site trauma associated with taking such grafts.

         The use of AlloDerm tissue grafts to treat third-degree burn wounds benefits patients by providing reduced donor site trauma, faster donor site healing and healing at the grafted wound that is equivalent or superior to that achieved with a thicker autograft. In addition, some surgeons have reported that in some cases of extensive burns, the use of AlloDerm grafts has allowed certain patients to leave the hospital sooner than expected with the standard treatment.

         Prior to its commercial release, LifeCell subjected AlloDerm grafts to a non-mandatory 18-month clinical evaluation at ten burn centers in the United States. The clinical study was approved by the Institutional Review Boards of each participating hospital and was directed by P. William Curreri, M.D., a past president of the American Burn Association, consulting Medical Director for LifeCell and a member of the Company's Board of Directors. Results of this clinical trial were published in the March/April 1996 issue of the JOURNAL OF BURN CARE AND REHABILITATION, the official journal of the American Burn Association, and indicated that the AlloDerm grafts produced a take rate that was not statistically different from the take rate of the control sites which received standard thickness autografts, and that the quality of healing with AlloDerm was either superior to or equivalent to the standard thickness autografts.

         PERIODONTAL SURGERY. LifeCell began marketing AlloDerm to periodontists in September 1995. LifeCell estimates that there are in excess of 4,000 periodontal surgeons in the United States. Based on the annual number of applicable procedures and LifeCell's current pricing, the Company estimates the potential annual worldwide market for AlloDerm grafts in periodontal surgery exceeds $150 million.

         Periodontal surgeons use AlloDerm tissue in free-gingival grafting, a procedure used to increase the amount of attached gum tissue supporting tooth roots. This procedure previously required the use of autograft tissue, which was excised from the roof of the patient's mouth and then transplanted to the gum. In several clinical case studies, AlloDerm grafts (i) functioned as well or better than the patient's own (autologous) graft, (ii) spared the patient the pain and discomfort associated with the excision of the autograft, (iii) reduced surgical time and (iv) eliminated the cost of the dressing that was needed for the autograft donor site.

         AlloDerm tissue products are also used as barrier membranes in guided tissue regeneration. In this function, the AlloDerm tissue serves as a barrier membrane over allograft bone grafts, which are used to restore a degenerated jaw bone and surrounding gingival tissue. The AlloDerm tissue barrier engrafts over the bone, preventing the cells of the surrounding soft tissue from extruding the bone graft during the normal healing process. Jaw bones restored by this procedure were suitable for supporting artificial tooth implants. AlloDerm tissue has also been used for periodontal procedures to augment soft tissue loss in gums.

         The benefits of the AlloDerm tissue products in periodontal surgery include elimination of donor site trauma, improved tissue color match, reduction of the risk of infection, lack of inflammation, reduction of the cost of surgery through the reduction of "chair time" (total length of time for the procedure) and, in some cases, elimination of the need for a second procedure.

         PLASTIC AND RECONSTRUCTIVE SURGERY. In November 1995, LifeCell commenced marketing AlloDerm to plastic and reconstructive surgeons. The Company estimates that there are approximately 8,000 physicians practicing plastic surgery in the United States and that, based on the annual number of applicable procedures and LifeCell's current pricing, the potential annual worldwide market for the use of AlloDerm in plastic surgery exceeds $375 million. LifeCell also believes that plastic surgery is an attractive market from the perspective of reimbursement, since many of the procedures in which AlloDerm may be used are directly paid by the patient.

         Plastic surgeons use AlloDerm tissue as a graft to release contractures and revise scarring resulting from previously grafted burn wounds, and as an implant to correct soft tissue (dermal) defects and to revise scars resulting from trauma or surgical excisions. Physicians have used the product for cosmetic and aesthetic plastic surgery, including rhinoplasty, rhytidectomy, glabellar contouring, repair of nasal septal defects and cheiloplasty. The benefits of the AlloDerm product in plastic surgery include the lack of inflammation and ability to persist long-term, reducing the need for follow-up procedures.

         TEMPORARY WOUND COVERAGE--CRYOPRESERVED ALLOGRAFT SKIN

         In April 1995, LifeCell began processing and distributing cryopreserved allograft skin for use as a temporary or transitional covering for severe burn wounds. For patients with extensive burns, allograft skin assists in stabilizing the patient and preparing the wound bed for a permanent graft. Allograft skin is considered by most burn surgeons to be the most effective temporary covering to prevent fluid loss, reduce the incidence of infection and stabilize severe full-thickness burn wounds. Based on the annual number of applicable procedures and LifeCell's current pricing, the Company estimates the potential annual worldwide market for its cryopreserved allograft skin exceeds $75 million.

PRODUCT DEVELOPMENT

         In addition to AlloDerm tissue products, the Company is developing composite skin grafts, XenoDerm porcine dermis, universal cardiovascular products (heart valves and vascular conduits) and blood cell preservation products. These programs are funded primarily through the Company's corporate alliance with Medtronic and government grants and contracts pursuant to which approximately $4.0 million has been received by LifeCell through 1995.

         UNIVERSAL TISSUE GRAFTS

         LifeCell is utilizing its universal tissue processing and preservation technology to develop additional tissue graft products, including composite skin grafts, XenoDerm products, heart valves and vascular conduits.

         COMPOSITE SKIN GRAFTS. LifeCell intends to develop a composite, full-thickness skin replacement tissue product containing an AlloDerm dermal layer and an epidermis consisting of isolated keratinocytes (epidermal cells) expanded under cell culture conditions. Successfully developed, a composite skin graft product would effectively eliminate the requirement for taking an autologous skin graft from burn patients.

         In 1994, LifeCell received and completed an SBIR grant from the National Science Foundation ("NSF") to assess the feasibility of a co-cultured composite skin product. In 1995, LifeCell applied for a Phase II SBIR grant from the NSF to continue the development of and initiate animal studies with this composite skin graft product. LifeCell expects that the NSF will notify the Company in 1996 as to whether it will be awarded this Phase II grant.

         XENODERM TISSUE PRODUCTS. LifeCell is developing XenoDerm(TM) processed porcine dermis, which is processed in a manner similar to the AlloDerm process to remove the targets for immune rejection and preserve the dermal matrix. Animal studies by LifeCell indicate that XenoDerm tissue does not cause a significant immune response when transplanted cross-species. Animal studies conducted by unaffiliated laboratories have shown that XenoDerm tissue is potentially as effective as AlloDerm tissue in treating full-thickness skin loss.
                                        4

         LifeCell believes that if successfully developed, the XenoDerm tissue products would have the advantage of a potentially increased raw material supply base and could facilitate distribution to certain international markets. See "--Sources of Materials". The Company procures xenograft skin tissue from a local supplier of laboratory animals. Future plans may include the establishment and maintenance of a specific animal pool selected for optimum characteristics for human transplantation. The Company currently plans to begin clinical testing of XenoDerm tissue products in 1997 and anticipates product availability in international markets by 1999.

         HEART VALVES. LifeCell is applying its universal tissue processing and preservation technology to porcine heart valves intended for replacement procedures. The Company estimates that, worldwide, 160,000 heart valve replacement procedures are performed annually at an estimated cost of $3,000 per heart valve. In 1994, LifeCell and Medtronic, Inc. ("Medtronic") entered into a license and development agreement for the potential development and commercialization of heart valves processed with LifeCell's technology. Since that time, pursuant to the agreement, LifeCell and Medtronic have been engaged in a development program for heart valves that is funded fully by Medtronic. See "--Corporate Alliance".

         LifeCell's heart valves are based on its patented universal tissue processing and preservation technology that the Company uses to process AlloDerm tissue products. The Company processes heart valves harvested from pigs to remove the cells that would be recognized by the body as foreign. By making the transplanted heart valves non-immunogenic, LifeCell believes that the new valve will last longer, become part of the body and perhaps last the patient's lifetime.

         Tissue heart valves on the market today have life spans of ten to 18 years as a result of progressive calcification. Mechanical heart valves last longer but lack the blood flow dynamics of tissue valves and require the patient to remain on anticoagulants for life to prevent strokes. Human donor (allogeneic) valves are used in a limited number of the procedures, but there is limited donor availability and, therefore, a limited market.

         Preliminary animal studies conducted by LifeCell have shown that the LifeCell heart valves transplanted in the thoracic descending aorta become populated with the recipient's own cells, I.E., they have not been rejected by the recipient. Other animal studies conducted by LifeCell have shown that the valves do not undergo significant calcification. Clinical trials for the product are scheduled to begin in 1999. Extensive FDA regulatory involvement in both human and xenograft heart valves may significantly delay product entry into this market. See "--Government Regulation".

         VASCULAR CONDUITS. LifeCell is developing vascular conduit products for arterial bypass as a treatment for atherosclerosis, a progressive, degenerative disease characterized by a build-up of fats, cholesterol and other material within the lining of arterial blood vessels located throughout the body. This build-up is called plaque, and leads to reduced blood flow through the arteries, and eventually, may result in serious arterial blockage that can cause tissue damage and death. Minimally invasive surgical devices are currently available for opening blocked or occluded arteries, including balloon angioplasty to mechanically dilate and thereby open the vessel, and atherectomy devices and lasers that physically remove plaque from the vessel wall. These procedures, however, are not recommended when the patient displays extensive deposits of atherosclerotic plaque throughout the length of one or more vessels, which makes it impractical to attempt the opening of the occluded arteries due to the procedural time involved. In these cases, a more extreme and invasive surgical procedure called arterial bypass is indicated, in which one or more of the patient's own veins (usually the saphenous veins from the legs) are transplanted to an arterial position to divert blood flow around the blockage. Arterial bypass is also used when the blockage is in a critical location or when the surgeon is unable to safely access the blockage.

         Arteries may be generally classified as either coronary, which supply blood to the heart, or peripheral, which supply blood to the abdomen, groin and legs. Coronary bypass procedures typically use the patient's own veins or arteries. The trauma endured from the vessel removal is often more extensive than that of the bypass procedure itself. Even though immune response is not an issue with these selfderived (autologous) vessels, long-term patency (greater than five years) is limited due to eventual blockage from progressive wall thickening and thrombosis.

         Repeat arterial bypass procedures may be difficult due to depletion of the available supply of autologous vessels. The use of synthetic arterial substitutes has been attempted, but these devices occlude even more rapidly in the coronary and below-knee positions, which require a small diameter (6 millimeter) graft. The synthetic conduit has been used more successfully in above-the-knee peripheral procedures, but is still associated with infections, leaking and blockage.

         LifeCell currently is developing vascular conduit products using allograft blood vessels and plans to extend the technology to xenografts. These potential products utilize LifeCell's ability to process vascular tissue and remove cells that would be recognized by the host as foreign and trigger an immune response. Early preclinical studies conducted by LifeCell with its vascular conduits show that they become re-populated with new host cells after grafting and show no sign of rejection.

         More than 400,000 vascular bypass procedures are performed each year in the United States. LifeCell estimates that approximately 60,000 coronary and peripheral bypass procedures performed each year are repeat procedures in which a suitable autologous vein or artery is not available. LifeCell believes that such repeat procedures will constitute its initial market for its universal conduit products.

         As part of the Company's agreements with Medtronic for the development of heart valves, LifeCell granted Medtronic certain rights of first refusal to evaluate technology and negotiate license and development agreements for vascular conduit products utilizing LifeCell's technology. Medtronic has indicated to the Company that it intends to fund animal studies at the University of Michigan in 1996 to test the feasibility of the Company's processed vascular conduits. The Company plans to begin clinical trials in 1997.

         BLOOD CELL PRESERVATION PRODUCTS

         LifeCell is developing proprietary technology to extend the shelf life of transfusable platelets, red blood cells and other mammalian cells. This technology differs from the universal tissue graft applications in that cell viability is crucial to successful processing.

         THROMBOSOL PLATELET STORAGE SOLUTION. LifeCell is developing a proprietary biochemical formulation called ThromboSol platelet storage solution to protect transfusable platelets from damage at low temperatures. Platelets are blood cells that control clotting. Approximately eight million platelet units are collected and banked in the United States annually for transfusion. Untreated platelets are sensitive to low temperatures and cannot be effectively refrigerated. Presently, platelets are stored at room temperature and, due to the risk of microbial contamination, have a limited shelf life of three to five days. LifeCell has shown in laboratory tests that the addition of ThromboSol solution preserves the functional aspects of refrigerated platelets for up to ten days and frozen platelets for more than six months.

         LifeCell currently plans to file an IND application for ThromboSol platelet storage solution with the FDA in 1997. LifeCell intends to license this product to a major pharmaceutical or other appropriate company.

         The ThromboSol development program has been funded through a Phase I and II SBIR contract with the United States Army and the Company anticipates receiving additional contract funding for this program in 1996 from the United States Navy.

         FREEZE-DRIED RED BLOOD CELLS. LifeCell previously has been funded by the United States Navy to develop directly transfusable freeze-dried red blood cells. The need for immediately available, screened blood units is of particular importance to the United States Armed Services because a substantial number of combat deaths have resulted from hemorrhaging due to the lack of availability of on-site transfusable blood. In addition, freeze-dried red blood cells potentially will allow for widespread autologous transfusion, thereby preventing transfusion related complications, including disease transmission.

         The Company estimates that over ten million red blood cell units are collected and banked annually in the United States. The fear of acquiring transmittable diseases such as AIDS and hepatitis from donated blood units has created a growing market for blood recycling units, preservation of autologous blood, blood cell growth stimulating factors, and blood substitutes. Freeze-dried blood can eliminate the concern of disease transmission by the patient donating his or her own blood to be freeze-dried prior to the anticipated need for transfusable blood.

         The Company is seeking additional funds from various government granting agencies and potential corporate partners to continue this program and intends to license this technology to third parties at a later stage of development.

CORPORATE ALLIANCE

         In 1994, LifeCell entered into a license and development agreement with Medtronic, one of the world's leading therapeutic medical device companies with over $1.7 billion in sales for the year ended April 30, 1995, to develop jointly the Company's heart valve products.

         In addition to paying an initial $1.5 million licensing fee, the agreement provides that Medtronic will fund all costs of research and development, including clinical trials, receive the exclusive right to market any resulting commercial products and pay LifeCell royalties of up to $25 million on sales of products covered by the agreement. Medtronic may terminate the agreement at any time if in its sole business judgment it deems the development and commercialization of products thereunder to not be in its best interests or otherwise to be imprudent. In such event, and if the agreement is terminated under certain other circumstances, Medtronic has the option to convert the $1.5 million licensing fee into shares of the Company's Common Stock, $.001 par value per share (the "Common Stock"), subject to certain limitations, at the then current market price.

         Medtronic also made a $500,000 equity investment in LifeCell by purchasing approximately 64,000 shares of Common Stock at $7.77 per share in exchange for rights of first refusal to negotiate licenses to LifeCell universal vascular conduit products.

MARKETING STRATEGY

         LifeCell currently markets AlloDerm grafts and cryopreserved allograft skin to United States burn treatment centers and other potential customers through its direct sales force. LifeCell has a sales and marketing staff consisting of a vice president of business development, a vice president of sales and marketing, a national sales and marketing manager, a product development manager, three field technical representatives, three product specialists and two customer service representatives. The field technical representatives and product specialists are responsible for interacting with treatment physicians, primarily burn surgeons and plastic surgeons at burn treatment centers, and educating them regarding the use and anticipated benefit of AlloDerm tissue grafts. In addition to its sales and marketing staff, LifeCell contracts on a month-to-month basis with a telemarketing firm. Telemarketing activities are focused on periodontal and, more recently, plastic surgery customers. LifeCell also participates in national and international conferences and trade shows for burns and wound healing.

         The Company has targeted specialty distributors to aid in the marketing and sales of AlloDerm tissue for plastic surgery indications. The Company recently reached agreement with three such companies and in the near future plans to add additional distributors to cover the United States. The Company also plans in 1996 to increase its field technical representative staff by five representatives, who will be responsible for promoting the use of AlloDerm tissue products in plastic and reconstructive surgery and supporting regional distributors of the product. During 1996, LifeCell also intends to enter into a distribution agreement for worldwide rights for the distribution of AlloDerm grafts for periodontal surgery. LifeCell expects the distributor to be a major worldwide distributor of dental products.

PROCESSING

         LifeCell procures human skin and other tissues from unaffiliated tissue banks. See "--Sources of Materials". LifeCell provides tissue banks and their procurement agents with specific procurement protocols, which are required for the optimum removal and transportation of tissues. Tissues are transported to LifeCell in accordance with standard industry practices and are identified on delivery to LifeCell with a unique identification number that allows tracing to a specific donor. This unique identification number accompanies each processed tissue to its destination. It then becomes the responsibility of the recipient treatment center, hospital or surgeon to return a self-addressed patient tracking card (included with all LifeCell tissues) to LifeCell for donor and recipient tracking.

         LifeCell begins aseptic processing of donor tissue within 12 days post-mortem. Processing includes any required sizing and trimming, treatment to remove cells from the dermal matrix, which is then preserved by proprietary cryoprotection, packaging and freeze-drying. Microbiological and other quality assurance testing is conducted before AlloDerm tissue products are released for shipment to customers. Customers typically order the AlloDerm product on a just-in-time basis. The product is shipped at ambient temperature by overnight delivery services.

         Cryopreserved allograft skin is processed by a standard industry protocol and stored at LifeCell's premises until requisitioned by a customer. Cryopreserved allograft skin is transported to the customer on dry ice by overnight delivery.

SOURCES OF MATERIALS

         LifeCell procures allograft skin from unaffiliated tissue banks. LifeCell is expanding its current procurement of skin and other tissues to include any of approximately 100 major national tissue banks, including approximately 35 skin banks. Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act ("NOTA"), which prohibits purchase and sale of human organs and related tissue for "valuable consideration". See "--Government Regulation". LifeCell pays a procurement fee to the tissue bank, which covers the cost of recovering the tissue, conducting donor testing for communicable diseases, including AIDS and hepatitis tests recommended by the Centers for Disease Control and Prevention.

         Pursuant to contractual arrangements, LifeCell reimburses tissue banks for recovering and delivering to LifeCell cadaveric skin suitable for transplantation. In procuring such tissues, LifeCell competes with treatment centers that use cadaveric skin for temporary wound dressings.

         LifeCell has negotiated and signed allograft skin procurement service agreements with certain tissue banks that, prior to these agreements, did not recover skin from consented tissue donors. As part of these agreements, LifeCell accepts from these tissue banks all skin tissue that meets LifeCell's allograft skin procurement specifications, the requirements of the FDA and the procedural guidelines outlined by the American Association of Tissue Banks. Allograft skin tissue that is procured in excess of that required to meet the demand for AlloDerm tissue products is processed by conventional cryopreservation and distributed to burn treatment centers and hospitals for use as a temporary or transitional wound dressing. See "--Products--Temporary Wound Coverage-- Cryopreserved Allograft Skin".

         The Company has established what it believes to be adequate sources of cadaveric skin at acceptable costs to satisfy the foreseeable demand for AlloDerm tissue products. Although to date the Company has not experienced any material difficulty in procuring adequate supplies of cadaveric skin, there can be no assurance that the future availability of human skin will be sufficient to meet LifeCell's demand for such materials. Any supply shortage of available tissues in the future would have a materially adverse effect on LifeCell's business.

GOVERNMENT REGULATION

         Government regulation, both domestic and foreign, is a significant factor in the manufacture and marketing of LifeCell's current and developing products. In the United States, the Company's currently marketed human skin allograft and AlloDerm products are subject to regulation by the FDA. The Company's developing products will also be subject to the FDA regulation and may require regulatory approval prior to commercialization. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), the Public Health Service Act (the "PHS Act") and other federal statutes and regulations govern or influence the testing, manufacture, labeling, storage, recordkeeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to authorize the marketing of new products or to allow the Company to enter into supply contracts and criminal prosecution.

         In December 1993, the FDA published an interim rule regulating "banked human tissue" pursuant to its authority under the PHS Act. The rule is primarily intended to minimize the risk of disease transmission from human tissue transplants. The rule defines the term "banked human tissue". One element of the definition is that the product be human tissue intended for therapeutic administration to humans which is recovered, processed, stored and distributed by methods not intended to alter tissue function or characteristics. LifeCell believes that its skin allograft and AlloDerm products meet this and all other elements of the definition of "banked human tissue" under the interim rule. Products that are banked human tissue do not require FDA clearance prior to commercialization.

         In November 1995, following LifeCell's commercial introduction of AlloDerm for periodontal applications, the Company received a letter from the FDA's Center for Devices and Radiological Health (the "CDRH"). The letter stated that the CDRH considered AlloDerm to be a "device" as defined by the FDC Act, and that a 510(k) premarket notification was required to be submitted and cleared by the FDA in order to market the product. LifeCell responded to the CDRH in November 1995, stating the Company's view that AlloDerm is banked human tissue under the FDA's interim rule and that no 510(k) clearance is required. By letter dated March 6, 1996, the CDRH indicated that both the CDRH and the FDA's Center for Biologics Evaluation and Research (the "CBER") remained of the view that AlloDerm was a device. The letter suggested that the Company contact the FDA Ombudsman's Office if it disagreed with this view. The Company has requested a meeting with the Ombudsman's Office, which has the authority to mediate disputes between companies and the FDA, to discuss the regulatory classification of AlloDerm. Although the Company believes that AlloDerm falls within the definition of banked human tissue, there can be no assurance that the FDA will agree. If the FDA were to conclude definitively that AlloDerm is a device, the Company would explore the available options, including requesting the FDA's consent to continue marketing the product while the Company seeks 510(k) clearance. There is no assurance that the FDA would consent to the continued marketing of AlloDerm pending the FDA clearance of a 510(k) notice, nor is there any assurance that 510(k) clearance for AlloDerm ultimately would be obtained or that the FDA would not take enforcement action against the Company relating to the continued marketing of this product. The failure to obtain any such consent or clearance would have a material adverse effect on the Company. See "--Risk Factors--FDA Regulatory Status of AlloDerm" and "--Risk Factors--Government Regulation".

         The FDA's banked human tissue regulation requires establishments engaged in the procurement, processing, and distribution of human tissue to conduct and maintain records of tissue donor screening procedures and blood testing. In addition, tissue processing establishments are periodically inspected by the FDA to ensure compliance with these requirements. If at any time the FDA determines that a banked human tissue product is not procured, processed or distributed in accordance with these requirements (E.G., there is a question about the source of the tissue, the adequacy of the testing or the adequacy of donor selection), the agency may order the recall and destruction of the product. The failure of a tissue processing establishment to adhere to the FDA's requirements could subject the establishment and its principals to civil and criminal prosecution. LifeCell believes that the Company's operations substantially comply with the requirements of the FDA's interim rule.

         LifeCell requires that the tissue banks supplying the Company with tissue comply with the FDA's banked human tissue regulation. In addition, the Company requires supplying tissue banks to comply with procedural guidelines outlined by the American Association of Tissue Banks (the "AATB"). Since 1976, the AATB has administered a voluntary accreditation system for skin and orthopedic tissue banks. The AATB evaluates tissue banks for compliance with a rigorous set of standards through site inspections and document review. The AATB's standards apply to the procurement, processing, preservation, storage and labeling of tissue and include requirements for disease screening through donor testing and review of donor medical histories. Although the Company requires its supplying tissue banks to comply with the FDA's requirements and the AATB's standards, there can be no assurance that these tissue banks are in full compliance with these requirements. The failure of a tissue bank to comply with regulatory requirements with respect to tissue provided to the Company could have a material adverse effect on the Company.

         In its interim rule on banked human tissue, the FDA stated that it would propose additional requirements for such products. Additional requirements may include registration of tissue banking establishments with the FDA, donor-recipient tracking, and clinical evaluation of tissues that are determined to have undergone other than "minimal processing". To date, the FDA has not proposed additional requirements; however, if significant additional regulatory requirements were to be established, the Company could incur significant additional costs in order to comply with such requirements.

         LifeCell's proposed human and xenograft heart valve products and its proposed xenograft tissue transplantation products including XenoDerm tissue and xenograft vascular conduits are subject to regulation as medical devices. LifeCell's proposed blood cell additives, including Thrombosol platelet storage solution, are subject to regulation as biologics. Accordingly, such products will require the FDA premarket approval or clearance prior to commercialization. To obtain the FDA approval or clearance for these products, the Company must submit proof of the safety and efficacy of these products. In most cases, this entails extensive pre-clinical and clinical testing. Such testing must be performed in accordance with the FDA's regulations. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming and will take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain the FDA approvals or clearances that could delay or preclude the Company from marketing any product it may develop. The FDA may also require post-market testing and surveillance to monitor the effects of approved products, and may place conditions on approvals that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to commercialize patented products.

         The FDA reviews medical devices for marketing approval or clearance through two different procedures, the 510(k) premarket notification process and the PMA process. LifeCell will need to pursue one of these routes with respect to each of its proposed medical device products. The determination of which process will be required for any particular product will depend in part upon how the FDA has regulated similar products by the time LifeCell is ready to pursue its own approvals or clearances.

         Under the 510(k) premarket notification procedure, the applicant or "sponsor" submits an application containing data that demonstrate the "substantial equivalence" of the product to a device marketed prior to the enactment of the Medical Device Amendments of 1976 or to a device legally marketed thereafter pursuant to a 510(k). The FDA may require a 510(k) applicant to submit additional, and possibly extensive, clinical data establishing the safety and effectiveness of the product for each proposed medical use. Prior to conducting the necessary clinical trials, an applicant may be required to submit an IDE protocol to the FDA for approval. An IDE application typically contains data from laboratory and animal testing demonstrating that the product is sufficiently safe for study in humans as well as a description of the proposed study methods and protocol. Clinical studies must be conducted according to a written protocol and pursuant to the approval and oversight of one or more Institutional Review Boards. In addition, clinical investigators must adhere to good clinical practices. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time for non-compliance with its regulations, because of safety issues or for other reasons. The collection of data and preparation of a 510(k) application can be costly and time consuming, and a 510(k) applicant may not market the product until a favorable decision is received from the FDA. The FDA review of a 510(k) premarket notification can take anywhere from a few months to several years. There can be no assurance that marketing clearance ultimately will be obtained for any of LifeCell's products that are the subject of 510(k) premarket notifications.

         The PMA process is significantly more complex, costly and time consuming than the 510(k) clearance procedure. To obtain premarket approval, the applicant is required to submit extensive preclinical and clinical data to the FDA. An IDE may be required to conduct the clinical trials. Upon completion and analysis of clinical studies, the applicant assembles and submits a PMA application setting forth the preclinical, clinical, manufacturing and other data. Typically, the FDA will also inspect the manufacturing facility for compliance with Good Manufacturing Practice ("GMP") regulations. The FDA review and approval of a PMA can take several years. There can be no assurance that PMA approvals will be obtained for any of LifeCell's proposed products.

         With respect to LifeCell's proposed biological products, the Company must obtain both a product license and an establishment license from the FDA prior to marketing. A PLA and ELA must be submitted supported by extensive data, including preclinical and clinical data which demonstrates that the manufactured product meets prescribed standards of safety and efficacy. Before conducting the required clinical testing of a biological product, an applicant must submit an IND application to the FDA. Similar to the IDE for testing of devices, the IND application must contain preclinical data demonstrating the safety of the product for human investigational use, information about the manufacturing processes and procedures, and the proposed clinical protocol. Clinical trials of biological products are typically conducted in three sequential phases, but may overlap. Phase I trials test the product in a small number of healthy subjects, primarily to determine its safety and tolerance at one or more doses. In Phase II, in addition to safety, the efficacy, optimal dose and side effects of the product are evaluated in a patient population somewhat larger than the Phase I trial. Phase III involves further safety and efficacy testing on an expanded patient population at geographically dispersed test sites. All clinical studies must be conducted in accordance with FDA approved protocol and are subject to the approval and monitoring of one or more Institutional Review Boards. In addition, clinical investigators must adhere to good clinical practices. Completion of all three phases of clinical studies may take several years, and the FDA may temporarily or permanently suspend a clinical study at any time. Upon completion and analysis of clinical trials, the applicant assembles and submits a PLA and an ELA. The ELA contains a complete description of the manufacturing process. Before the licenses can be granted, the company must undergo a successful establishment inspection. The FDA review and approval of a biological product can take several years. There can be no assurance that LifeCell will obtain the required approvals for any of its proposed biological products.

         Recently, the FDA proposed revisions to certain of its requirements for biological product approval. One proposed change is the elimination of the ELA for certain types of biological products. It is impossible to predict with any certainty whether or how the Company's ability to obtain the FDA approval for its proposed biological products will be affected by such changes.

         All products marketed by LifeCell pursuant to the above-described approvals and clearances will be subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and must be produced in accordance with GMP regulations. There are post-marketing surveillance and reporting requirements. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to FDA scrutiny and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require prior FDA clearance. From time to time, the FDA may modify such regulations and impose additional or different requirements. It is impossible to predict how such revisions would affect the Company's operations. Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and penalties.

         Sales of medical device and biological products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to commercialization of the product in those countries. The time required to obtain such foreign approval may be longer or shorter than that required for FDA approval and there can be no assurance that approvals would be obtained for any of the Company's products.

         In addition, the NOTA prohibits the acquisition, receipt or transfer of certain human organs, including skin and heart valves and vascular conduits for "valuable consideration", but permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human tissue and skin. Assuming that NOTA applies to LifeCell's products, it may be interpreted to limit the prices that LifeCell may charge for processing and transporting such human tissue products. LifeCell includes in its AlloDerm pricing structure certain of its educational costs associated with the processing and transportation of human tissue. Although LifeCell believes that recovery of educational costs is permitted under NOTA, a future inability of LifeCell to pass these costs on to purchasers of its products could adversely affect LifeCell's business and prospects. Assuming that NOTA applies to LifeCell's products, LifeCell intends to comply with NOTA, but there can be no assurance that the government will not adopt interpretations of NOTA that would adversely affect LifeCell's pricing structure or otherwise call into question one or more aspects of LifeCell's method of operation.

         LifeCell is also subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with LifeCell's research and development work. See "--Environmental Matters". Although LifeCell believes it is in compliance in all material respects with these laws and regulations, there can be no assurance that the Company will not incur significant additional costs to comply with environmental laws or regulations in the future.

RESEARCH AND DEVELOPMENT

         LifeCell plans to continue to develop its non-AlloDerm technology through an ongoing research and product development program. To date, its research has been funded primarily through the SBIR grant program and the proceeds from various offerings of its equity securities. LifeCell's research and development costs in 1994 and 1995 were approximately $2.1 million and $2.2 million, respectively. The development of LifeCell heart valves is currently being funded by Medtronic. The 1995 funding of this program was approximately $825,000. See "--Corporate Alliance".

         The SBIR grant program provides funding for two phases of awards. Phase I is to evaluate the scientific and technical merit and feasibility of an idea. Awards are up to $100,000 with a period of performance normally not to exceed six months. Phase II is to expand on the results of and pursue the development of Phase I. Awards are up to $750,000, with a period of performance normally not to exceed two years. To date, LifeCell has been awarded and received approximately $2.6 million through 11 approved SBIR contracts and awards.

         LifeCell intends to continue to seek funding through the SBIR programs, as well as to pursue additional government grant and contract programs. Generally, LifeCell has the right to patent any technologies developed from SBIR funding, subject to the United States government's right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

         In February 1993 and May 1993, LifeCell began feasibility animal studies for processed vascular grafts and processed heart valves, respectively. Initial in-vitro stress testing has been conducted in collaboration with the Department of Surgery, Baylor College of Medicine, Houston, Texas. The animal studies also are being conducted at Baylor College of Medicine.

         LifeCell initiated toxicity studies for ThromboSol platelet storage solution in late 1994 and began preclinical animal studies in 1995.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

         LifeCell considers the proprietary nature of its technologies to be important to its business. LifeCell pursues a policy of applying for patent protection in both the United States and selected foreign countries for its inventions, including but not limited to its proprietary formulations (solutions), instrumentation and processing methods.

         LifeCell currently has exclusive rights to eight United States patents and related foreign patents and pending patent applications through a license agreement entered into in 1986 with The Board of Regents of The University of Texas System. These patents were issued between 1985 and 1992. Additionally, LifeCell has been issued three patents and has five pending United States patent applications. See "--Risk Factors--Patents and Proprietary Rights".

         LifeCell believes that its future success does not depend solely upon patents, but rather depends, to a significant extent, upon the technical competence, experience and technological skills of its personnel. LifeCell believes that it owns or has the right to use all knowledge necessary to manufacture and market its planned products. It does not believe that any of its proprietary methods or products infringe upon any existing patent or proprietary rights of others such that it would be liable for damages or prevented from manufacturing or marketing its planned products.

         LifeCell may decide for business reasons to retain certain knowledge that it considers proprietary as trade secrets. In that event, or if patent protection is unattainable, LifeCell must rely upon trade secrets, know-how and continuing technological innovation to maintain its competitive position. Employees and consultants of LifeCell who have access to proprietary information have signed confidentiality agreements with LifeCell. It is LifeCell's policy to require any new employee to sign similar confidentiality agreements.

         LifeCell has federal trademark or service mark registrations that it currently uses for LifeCell(R) and LifeCell Process(R), which cover processing and preserving tissue samples, and AlloDerm(R), which covers LifeCell's commercial dermal skin graft product.

COMPETITION

         UNIVERSAL TISSUE GRAFTS

         LifeCell anticipates direct competition for AlloDerm tissue products and all of its proposed transplantable tissue products, as well as indirect competition from advances in therapeutic agents, such as growth factors now used to enhance wound healing. LifeCell believes that therapeutic growth factors may be used in conjunction with its proposed products and may potentially enhance the products' efficacy. LifeCell is not aware of any person or entity currently marketing transplantable tissue products with features similar to AlloDerm and LifeCell's other proposed transplantable products. There can be no assurance, however, that LifeCell will be able to compete effectively with other commercially available products or that development of other technologies will not detrimentally affect LifeCell's commercial opportunities or competitive advantage.

         ALLODERM TISSUE PRODUCTS--BURNS. LifeCell believes that the AlloDerm process is the only technology that consistently and effectively eliminates the targets of rejection and permits permanent transplantation of human dermal tissue. Competitive commercial products are currently in clinical trials that claim to provide permanent full-thickness wound coverage. In most cases, these products contain a "dermal equivalent", which is usually a processed animal collagen gel or a bioabsorbable synthetic material in which human cells that produce collagen (fibroblasts) are usually seeded. The fibroblasts secrete dermal-like proteins and are intended to support a split-skin graft. In comparison to these products, LifeCell has focused its product development on the extracellular matrix, and not the cell population of dermis.

         Advanced Tissue Sciences, Inc. ("Advanced Tissue") (Nasdaq: ATIS) is developing a product called "Dermagraft-Burns", consisting of polyglycolic acid (absorbable) suture material, woven into a three-dimensional mesh, in which human neonatal foreskin fibroblast cells are cultured, that is intended to be applied to a third-degree burn wound bed and overlaid with an ultra-thin split-thickness autograft from an uninjured area of the patient's skin. Advanced Tissue also is developing a product, called "Dermagraft-TC", a temporary covering, that LifeCell believes does not compete directly in the same market as AlloDerm, a permanent graft.

         Organogenesis, Inc. (AMEX: ORG) has developed a "skin equivalent" product called "Graftskin", that consists of a layer of processed bovine collagen gel, in which neonatal foreskin fibroblasts are cultured. The gel also contains a layer of cultured keratinocytes on its surface. The product is currently undergoing clinical evaluations as a treatment for chronic skin ulcers.

         LifeCell believes that these "dermal equivalent products" lack important dermal components and will encounter difficulty in adequately anchoring the vital surface epithelial cells. LifeCell's primary objectives in processing AlloDerm tissue include the preservation of important dermal components, including a basement membrane complex. The Company believes this structure not only is essential for sufficient anchoring of epidermal cells, but also determines the degree of differentiation of these cells, an aspect that has direct bearing on the skin's vital water barrier function. LifeCell has demonstrated by electron microscopy that its processing technology has produced preserved dermis with an intact basement membrane complex. LifeCell has further demonstrated that a human epidermal cell population (keratinocytes) will attach and differentiate into the stratified layers typical of normal skin, on both human and porcine processed dermis. The AlloDerm process also preserves the basement membrane of the vascular channels and capillaries within the dermal matrix. LifeCell has demonstrated in animal studies that these vascular channels become repopulated with host cells that normally line blood vessels and ultimately restore a normal blood supply to the tissue graft. LifeCell believes this aspect of its technology is fundamental to the ability of the transplanted tissue to engraft permanently (integrate) into host tissue and that it is its principal competitive advantage.

         Integra LifeSciences Corporation ("Integra LifeSciences") (Nasdaq:
IART) recently has received a PMA from the FDA to market two-layer wound dressings that include a biosynthetic dermal equivalent and a silicone membrane called "Integra". Integra is restricted to treatment of life-threatening burns in cases where autologous tissue is not available. This treatment requires that the patient's autograft be applied in a subsequent surgery approximately two weeks later.

         LifeCell believes that AlloDerm grafts will effectively compete with Integra in the treatment of burns based on superior product performance and because AlloDerm grafts can be applied simultaneously with the patient's autograft in a single procedure as opposed to an additional subsequent procedure, thereby reducing surgical costs.

         ALLODERM TISSUE PRODUCTS--PERIODONTAL SURGERY. AlloDerm grafts used in free-gingival graft procedures compete with procedures using the patient's own tissue, removed from the roof of the mouth or from another area of the patient's skin, such as the leg, and freeze-dried allograft skin, procured from tissue banks. LifeCell believes it competes with procedures using the patient's own tissue by eliminating the need for a donor site and the resulting trauma. The Company believes it competes with freeze-dried allograft skin because of AlloDerm's higher biocompatability and reduced immune response.

         AlloDerm grafts used as barrier membranes for guided tissue regeneration compete with several commercial products, including "Gore-Tex", manufactured by W.L. Gore & Associates, Inc. Gore-Tex is nonabsorbable and must be removed by the periodontist several weeks following the initial surgery. LifeCell believes that AlloDerm grafts compete with Gore-Tex by eliminating the need for a second surgical procedure for removal of the membrane. The Company is aware of other barrier membrane products that are absorbed by the body and, therefore, do not have to be removed, including "Guidor", manufactured by Guidor, and "Biomend", manufactured by Integra LifeSciences. LifeCell believes that AlloDerm grafts will compete with absorbable membrane products through more effective performance and versatility of use.

         ALLODERM TISSUE PRODUCTS--PLASTIC AND RECONSTRUCTIVE SURGERY. When used as a graft to release burn wound contractures, AlloDerm competes with the patient's own tissue and potentially with the products described above intended for burn wound grafting.

         When used as an implant to augment soft tissue loss, AlloDerm competes with the patient's own tissue and with several commercial products. As with burns and periodontal surgery, use of the patient's own tissue causes donor site trauma at the site of tissue removal. In soft tissue augmentation procedures, fat or dermis is sometimes removed from one area of the body and implanted at the site of the tissue deficit. There transplanted tissues are absorbed over a period of months, requiring repeat surgery to recorrect the soft tissue deficit. LifeCell believes that AlloDerm grafts compete with the patient's own tissue by eliminating the need for a donor site and, because AlloDerm integrates into the patient's tissue, by reducing the need for repeat surgical procedures.

         COMPOSITE SKIN GRAFT. Genzyme Tissue Repair (Nasdaq: GNZL) has developed technology for culturing autologous keratinocytes (epidermal) cells for commercial distribution. LifeCell believes that these cultured epidermal cell sheets called "Epicel" alone are not optimum as a permanent skin replacement for full-thickness skin injury. This product does not contain a dermal layer, and in some clinical cases this type of treatment for a full-thickness wound has resulted in fragility with severe blistering and loss of grafts. The fragile nature of the product usually requires that it be hand-carried to the hospital. In some cases, this product has been used by burn surgeons in conjunction with AlloDerm grafts in an attempt to improve the quality of healing with these cultured cell sheets.

         LifeCell believes that its composite skin product will compete effectively with currently available cultured cell sheets because it will contain a dermal layer, which should improve the take rate and reduce the fragility currently associated with these products.

         CRYOPRESERVED ALLOGRAFT SKIN (TEMPORARY WOUND COVERAGE). LifeCell competes with regional tissue banks for the distribution of cryopreserved allograft skin for temporary wound coverage. The Company believes that it can compete successfully with these tissue banks by offering customized products and services, such as pre-meshing of the grafts, which save time in the operating room reducing surgery costs.

         Advanced Tissue is developing a biosynthetic wound dressing, Dermagraft-TC, consisting of a commercially available dressing in which human neonatal fibroblasts are cultured and then covered with a thin synthetic covering to prevent fluid loss. Advanced Tissue has reported that this product is in clinical studies and expects to submit a PMA application for the product to the FDA during the first half of 1996.

         LifeCell believes that its cryopreserved allograft skin product will compete successfully with Dermagraft-TC because cryopreserved allograft skin is considered and widely published as the clinically preferred procedure for temporary wound coverage and LifeCell's product is currently priced approximately 75% less than the reported projected price for Dermagraft-TC.

         HEART VALVES. Three current types of replacement heart valves are commercially available, mechanical valves, chemically processed animal valves and human allograft valves. Mechanical valves require the patient to be maintained on lifelong anticoagulant therapy to prevent blood clotting and subsequent complications of stroke. There also are published reports of sudden catastrophic failure of these valves, resulting in patient death. Animal valves calcify or harden over time and usually require replacement within ten to 18 years. Human allograft valves are in short supply. Major manufacturers and suppliers of mechanical and animal heart valve products include Medtronic, St. Jude Medical, Inc. and the Edwards Division of Baxter Healthcare Corporation. Human tissue valves are procured and processed and distributed by Cryolife, Inc. and non-profit tissue banks, including the American Red Cross.

         LifeCell's preclinical data has indicated that its processed porcine valve tissue undergoes reduced calcification compared to chemically processed porcine valves and reduced immune response compared to fresh or cryopreserved heart valve tissue. LifeCell believes that its processed heart valve, currently under development with Medtronic, will minimize complications associated with commercially available valves. See "--Corporate Alliance".

         VASCULAR CONDUITS. Medical treatment for cardiovascular disease, including atherosclerosis, constitutes a sizable industry, which is highly competitive. Significant technological progress has been made with respect to the development of minimally invasive devices for dilation of blocked vessels and devices for physically removing the plaque from the vessel wall. Additionally, drugs are being developed to prevent or reverse atherosclerosis. Bypass surgery, however, is generally performed when the patient displays extensive deposits of plaque throughout the length of one or more vessels, when the blockage is in a critical position or when the blockage site cannot be safely accessed. See "--Product Development--Vascular Conduits".

         The two current preferred methods for coronary arterial bypass procedure are transposing available arteries and using an autologous vein from another area in the patient's body. The second procedure induces trauma to the area of vein harvest and has shown evidence of failure or occlusion after five to ten years. There are commercially available synthetic vascular conduit substitutes, but these products also show evidence of occlusion and the increased potential for leaking and infection. LifeCell believes that its processing technology will reduce the causes and, accordingly, the potential for vessel occlusion, leakage and infection. See "--Product Development--Vascular Conduits".

         BLOOD CELL PRESERVATION PRODUCTS

         LifeCell currently is not aware of any product or developing product that it anticipates will compete with the products it is developing for blood cell preservation; however, technological competition in the blood banking field is intense. Several companies with significantly greater financial resources than LifeCell are developing blood substitute products. Additionally, several commercially available blood recycling units are currently used in some surgical procedures, and growth factors are being developed that are intended to increase the body's capacity for producing blood cells. LifeCell believes that its planned freeze-dried blood products and mammalian cells will successfully compete with these technologies on the basis of cost and convenience.

ENVIRONMENTAL MATTERS

         LifeCell's research and development and processing techniques generate waste that is classified as hazardous by the United States Environmental Protection Agency and the Texas Natural Resources Commission. LifeCell segregates such waste and disposes of it through a licensed hazardous waste transporter. Although LifeCell believes it is currently in compliance in all material respects with applicable environmental regulations, its failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have an adverse effect on LifeCell's business.

EMPLOYEES

         At March 25, 1996, the Company had 53 full-time and one part-time employee of which 23 were employed in laboratory operations and support, 12 in sales and marketing, ten in research and development and nine in administration and accounting.

RISK FACTORS

         AN INVESTMENT IN THE SHARES OF COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. ACCORDINGLY, PROSPECTIVE INVESTORS AND STOCKHOLDERS SHOULD CONSIDER CAREFULLY THE FOLLOWING RISK FACTORS, IN ADDITION TO THE OTHER INFORMATION CONCERNING THE COMPANY AND ITS BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K.

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

         HISTORY OF OPERATING LOSSES

         The Company has incurred substantial losses since inception in January 1986, including losses of approximately $3.4 million, $3.7 million and $3.9 million in 1993, 1994 and 1995, respectively, and had an accumulated deficit of approximately $24.8 million at December 31, 1995. There can be no assurance that the Company will ever become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         FDA REGULATORY STATUS OF ALLODERM

         In November 1995, following LifeCell's commercial introduction of AlloDerm for periodontal applications, the Company received a letter from the CDRH. The letter stated that the CDRH considered AlloDerm to be a "device" as defined by the FDC Act, and that a 510(k) premarket notification was required to be submitted and cleared by the FDA in order to market the product. LifeCell responded to the CDRH in November 1995 stating the Company's view that AlloDerm is banked human tissue under an interim rule published by the FDA in 1993 and that no 510(k) clearance is required. By letter dated March 6, 1996, the CDRH indicated that both the CDRH and the CBER remained of the view that AlloDerm was a device. The letter suggested that the Company contact the FDA Ombudsman's Office if it disagreed with this view. The Company has requested a meeting with the Ombudsman's Office, which has the authority to mediate disputes between companies and the FDA, to discuss the regulatory classification of AlloDerm. Although the Company believes that AlloDerm falls within the definition of banked human tissue, there can be no assurance that the FDA will agree. If the FDA were to conclude definitively that AlloDerm is a device, the Company would explore the available options, including requesting the FDA's consent to continue marketing the product while the Company seeks 510(k) clearance. There is no assurance that the FDA would consent to the continued marketing of AlloDerm pending the FDA clearance of a 510(k) notice, nor is there any assurance that 510(k) clearance for AlloDerm ultimately would be obtained or that the FDA would not take enforcement action against the Company related to the continued marketing of this product. The failure to obtain any such consent or clearance would have a material adverse effect on the Company. See "--Government Regulation".

         GOVERNMENT REGULATION

         Many if not all of LifeCell's developing products will require regulatory approval or clearance prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing as a condition of approval by the FDA and by similar regulatory authorities in foreign countries. The lengthy process of obtaining these approvals and clearances and the ongoing process of compliance with applicable federal statutes and regulations will require the expenditure of substantial resources, and there can be no assurance that the FDA or foreign approvals will be obtained for any of the Company's products. See "--Government Regulation".

         The FDA has promulgated an interim regulation on "banked human tissue" intended to minimize the risk of disease transmission from human tissue transplants. The interim rule defines "banked human tissue" in part as human tissue intended for therapeutic administration to humans which is recovered, processed, stored and distributed by methods not intended to alter tissue function or characteristics. LifeCell believes that its skin allograft and AlloDerm products currently are covered by this definition and do not require premarket clearance. It is possible, however, that the FDA may ultimately classify LifeCell's AlloDerm product as a medical device requiring FDA clearance. In that case, the Company could be required to cease marketing the AlloDerm product pending FDA clearance, and there can be no assurance that such clearance ultimately would be obtained or that the FDA will allow the product to be marketed while clearance is being sought. Failure to obtain such clearance or allowance would have a material adverse effect on the Company. See "--Government Regulation".

         LifeCell's proposed human and xenograft heart valve products and its proposed xenograft tissue transplantation products are subject to regulation as medical devices. The Company's proposed blood cell additives are subject to regulation as biologics. Such products require FDA premarket clearance prior to commercialization. To obtain FDA clearance for these products, the Company must submit proof of their safety and efficacy. Testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming. There can be no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA clearances that could delay or preclude the Company from marketing any product it may develop. The FDA may also place conditions on clearances that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the governmental clearance process may materially reduce the period during which the Company has the exclusive right to commercialize patented products.

         Products marketed by LifeCell pursuant to FDA or foreign approval will be subject to pervasive and continuing regulation. In the United States, devices and biologics must be manufactured in registered establishments and must be produced in accordance with GMP regulations. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time, the FDA may modify such requirements, imposing additional or different requirements. Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and other penalties. In addition, there can be no assurance that the various states and foreign countries in which LifeCell's products are sold will not impose additional regulatory requirements or marketing impediments. See "--Government Regulation".

         NOTA prohibits the acquisition, receipt or transfer of certain human organs, including skin, heart valves and vascular conduits, for "valuable consideration". NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human tissue and skin. NOTA may be interpreted to limit the prices that LifeCell may charge for processing and transporting its human tissue products. This could result in limited revenues which could adversely affect LifeCell's business and prospects. See "--Government Regulation".

         DEPENDENCE OF KEY MANAGEMENT AND PERSONNEL

         The success of LifeCell will be dependent largely on the efforts of Paul M. Frison, Chairman of the Board, President and Chief Executive Officer of the Company, and Stephen A. Livesey, M.D., Ph.D., Executive Vice President, Chief Scientific Officer and a director of the Company. The loss of either person's services would have a material adverse effect on LifeCell's business and prospects. Dr. Livesey, a citizen of Australia, has an "H-1B" visa to work in the United States that currently expires in June 1996. He is in the process of applying for an extension of his current visa to 1998 and intends to apply for permanent residence status in the United States, but there can be no assurance that he will be able to obtain such extension or status. Further, the success of LifeCell is also dependent upon its ability to hire and retain suitable operating, marketing and technical personnel. The competition for qualified personnel in the biomedical industry is intense and, accordingly, there can be no assurance that LifeCell will be able to hire or retain necessary personnel.

         TECHNOLOGICAL CHANGE AND COMPETITION

         The biomedical field is undergoing rapid and significant technological change. LifeCell's success depends upon its ability to develop and commercialize its technology. There are many companies and academic institutions that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with LifeCell's products. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources than LifeCell and have established reputations for success in the development, sale and service of products. These companies and academic institutions may succeed in developing competing products that are more effective than LifeCell's products or that receive government approvals more quickly than LifeCell's products. See "--Competition".

         AVAILABILITY OF MATERIALS

         The Company's business will be dependent on the availability of human cadaveric skin and cardiovascular tissue to the extent that LifeCell is unable successfully to develop products using animal tissue. A limited supply of donated skin is available. Although the Company has established what it believes to be an adequate source of cadaveric skin to satisfy the expected demand for AlloDerm, there can be no assurance that the availability of human skin and cardiovascular tissue will be sufficient to meet LifeCell's demand for such materials. See "--Sources of Materials".

         UNCERTAINTY OF MARKET ACCEPTANCE

         Achieving broad market acceptance for AlloDerm and LifeCell's proposed products will require substantial additional marketing efforts. There can be no assurance that AlloDerm or any of LifeCell's proposed products ultimately will achieve widespread commercial acceptance.

         PATENTS AND PROPRIETARY RIGHTS

         LifeCell's ability to compete effectively with other companies is materially dependent upon the proprietary nature of its technologies. LifeCell relies primarily on patents and trade secrets to protect its technologies. LifeCell currently has the exclusive right to eight patents through a license agreement with the Board of Regents of the University of Texas System. In addition, LifeCell has been issued three patents and has five pending United States patent applications. There can be no assurance that LifeCell will obtain any additional key patents or other protection, that the patents currently applied for will be granted, that existing patents or proprietary rights owned by or licensed to LifeCell will not be invalidated, that patents will provide significant commercial benefits or that LifeCell will not be required to resort to costly litigation to protect its patents or other proprietary rights. The invalidation of key patents or proprietary rights owned by or licensed to LifeCell could have a material adverse effect on LifeCell and on its business prospects.

         LifeCell has also applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by United States patents or proprietary rights owned by or licensed to LifeCell may differ from that of their foreign counterparts. Although LifeCell does not believe that its products or processes infringe the patent rights or proprietary rights of others, there can be no assurance in this regard.

         LIMITED THIRD-PARTY REIMBURSEMENT

         Generally, hospitals, physicians and other health care providers purchase products, such as the products being sold or developed by LifeCell, for use in providing care to their patients. These parties typically rely on third-party payors, including Medicare, Medicaid, private health insurance and managed care plans, to reimburse all or part of the costs of acquiring those products and costs associated with the medical procedures performed with those products. Cost control measures adopted by third-party payors in recent years have had and may continue to have a significant effect on the purchasing practices of many health care providers, generally causing them to be more selective in the purchase of medical products. These and future changes in third-party payor reimbursement practices regarding the procedures performed with LifeCell's products may adversely affect LifeCell's business.

         PRODUCT LIABILITY AND INSURANCE

         The Company's business will expose it to potential product liability risks which are inherent in the testing, manufacturing and marketing of medical products. Although the Company has product liability insurance coverage with an aggregate limit of $2 million, there can be no assurance that such insurance will provide adequate coverage against potential liabilities or that adequate product liability insurance will continue to be available in the future or that it can be maintained on acceptable terms.

         LIMITED PUBLIC MARKET FOR COMMON STOCK; POSSIBLE VOLATILITY OF SECURITIES PRICES

         Historically, the Common Stock has experienced low trading volumes. The market price of LifeCell's Common Stock also has been highly volatile and it may continue to be highly volatile as has been the case with the securities of other public biotechnology companies. Factors such as announcements by LifeCell or its competitors concerning technological innovations, new commercial products or rocedures, proposed government regulations and developments or disputes relating to patents or proprietary rights may substantially affect the market price of LifeCell's securities. Changes in the market price of LifeCell's Common Stock may bear no relation to LifeCell's actual operational or financial results.

         SHARES ELIGIBLE FOR FUTURE SALE

         Substantially all of the outstanding Common Stock is available for sale in the public marketplace. There are also outstanding stock options and warrants to purchase an aggregate of 1,088,261 shares of Common Stock at various exercise prices per share. The Company has an effective registration statement on Form S-3 covering the public sale of 2,759,617 shares of Common Stock issuable upon the conversion of and as dividends on shares of preferred stock and the exercise of warrants issued by the Company in a private placement completed during 1994. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock, and could impair the Company's ability to raise capital through the sale of its equity securities.

         LIMITATION ON THE USE OF NET OPERATING LOSSES AND RESEARCH AND DEVELOPMENT TAX CREDITS

         As of December 31, 1995, LifeCell had accumulated net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $22 million and research and development tax credits of approximately $365,000 since its inception, and may continue to incur NOL carryforwards. United States tax laws provide for an annual limitation on the use of NOL carryforwards following certain ownership changes and also limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities. Accordingly, LifeCell may not be able to take full advantage of its NOL carryforwards and tax credits for federal income tax purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         POSSIBLE ANTI-TAKEOVER EFFECTS

         LifeCell's Restated Certificate of Incorporation and By-laws include a number of provisions that may have the effect of encouraging persons considering unsolicited tender offers and other unilateral takeover proposals to negotiate with the Board of Directors rather than pursue non-negotiated takeover attempts. These provisions include authorized blank check preferred stock and the denial of cumulative voting.

         DISPOSAL OF HAZARDOUS MATERIALS

         LifeCell's research and development and processing techniques generate waste that is classified as hazardous by the United States Environmental Protection Agency and the Texas Natural Resources Commission. LifeCell segregates such waste and disposes of it through a licensed hazardous waste transporter. Although LifeCell believes it is currently in compliance in all material respects with applicable environmental regulations, its failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have an adverse effect on LifeCell's business.

ITEM 2.  PROPERTIES

         LifeCell leases approximately 20,000 square feet of laboratory, office and warehouse space at its facilities in The Woodlands, Texas, under lease agreements that expire in January 2001. The Company's monthly rental obligation for its facilities is approximately $16,000.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "LIFC". The table below sets forth the high and low sales prices of the Common Stock for each quarter of 1994 and 1995 and for the period from January 1, 1996, to March 25, 1996, as reported by The Nasdaq Stock Market. The quotations reflect inter-dealer prices, without retail mark-down or commission, and may not represent actual transactions.

                                           1994                                   1995                           1996
                                        Price Range                            Price Range                   Price Range(1)
                              -------------------------------        -------------------------------  -----------------------------
                                High           Low                         High            Low            High              Low
                              -------------------------------        -------------   ---------------  -------------   -------------
First Quarter                   $9 3/4         $4 3/4                     $4             $1 5/8           $6            $2 1/4
Second Quarter                   6 1/2          1 3/4                      5 1/2          2 1/8
Third Quarter                    5              2 7/8                      4 3/4          3 3/8
Fourth Quarter                   3 1/4          1 3/8                      4              2

- --------------------
(1)  Through March 25, 1996.

     As of March 25, 1996, the last sales price per share of LifeCell's Common Stock, as reported by The Nasdaq Stock Market, was $4 1/4.

     At March 25, 1996, the Company's 4,403,658 shares of Common Stock outstanding were held by 195 stockholders of record and approximately 1,700 beneficial owners, and the Company's 264,500 shares of Series A Preferred Stock, $.001 par value per share ("Series A Preferred Stock") outstanding were held by 13 stockholders of record. Each share of Series A Preferred Stock is convertible into 6.69 shares of Common Stock, subject to adjustment in certain events.

     LifeCell has not paid a cash dividend to its holders of Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future. On November 9, 1995, the Company paid a per share dividend of $1.20 in shares of Common Stock to the holders of the Series A Preferred Stock. The Series A Preferred Stock bears dividends at the annual rate of $1.60 per share for the year ending November 8, 1996, and $2.00 per share for the year ending November 8, 1997, respectively. The dividends may be paid, at the Company's option, in cash or shares of Common Stock (valued at the greater of the then current market price of the Common Stock per share and $2.00) or in a combination of cash and shares of Common Stock. The dividends will accrue quarterly and the value of the Common Stock for which the Company may elect to pay such dividends will be calculated on a quarterly basis. Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus or current net profits.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 1995, derived from the Company's audited financial statements. The Company's independent public accountants have included an emphasis paragraph in their report on the Company's financial statements as of December 31, 1994 and 1995, to the effect that in order to manufacture and develop markets for its products, additional financing will be required. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                       Year Ended December 31,

                                            1991              1992               1993              1994               1995
                                     ----------------   ---------------   ----------------   ---------------   -----------
OPERATIONS STATEMENT DATA:

Revenues:

   Product sales..................   $          --      $         --      $        20,737    $       93,940    $       742,238

   Contract research and
   development....................           888,303           239,102            377,057           722,675           1,064,337

   Equipment sales and
      processing services(1)......           536,318              --                  --                --                 --
                                     ----------------   ---------------   ----------------   ---------------   --------------

      Total revenues..............         1,424,621           239,102            397,794           816,615          1,806,575
                                     ----------------   ---------------   ----------------   ---------------   ---------------

Costs and expenses:

   Cost of goods sold.............           453,594              --              207,398           515,500            925,174

   Contract research and
   development....................           888,303           239,102            377,057           722,675          1,064,337

   Proprietary research and
   development....................           414,702         1,354,941          1,718,799         1,363,176          1,105,427

   General and administrative.....         1,006,306         1,165,662          1,479,327         1,381,470          1,422,588

   Selling and marketing..........           114,088           205,108            268,618           727,615          1,475,296
                                     ----------------   ---------------   ----------------   ---------------   ---------------

      Total costs and expenses....         2,876,993         2,964,813          4,051,199         4,710,436          5,992,822
                                     ----------------   ---------------   ----------------   ---------------   ---------------

Loss from operations..............   $    (1,452,372)   $   (2,725,711)   $    (3,653,405)   $   (3,893,821)   $    (4,186,247)
                                     ----------------   ---------------   ----------------   ---------------   ----------------

   Interest income and other......            25,456           161,443            223,973           167,300            280,843
                                     ----------------   ---------------   ----------------   ---------------   ---------------

Net loss..........................   $    (1,426,916)   $   (2,564,268)   $    (3,429,432)   $   (3,726,521)   $    (3,905,404)
                                     ================   ===============   ================   ===============   ================

Loss per share(2).................   $         (0.56)   $        (0.70)   $         (0.80)   $        (0.90)   $         (1.10)
                                     ================   ===============   ================   ===============   ================

Shares used in computing loss
per share.........................         2,539,222         3,643,333          4,277,171         4,294,179          4,313,366
                                     ================   ===============   ================   ===============   ===============


                                                                           At December 31,

                                            1991              1992               1993              1994               1995
                                     ----------------   ---------------   ----------------   ---------------   -----------

BALANCE SHEET DATA:

Cash and cash equivalents.........   $        98,683    $    3,938,598    $       426,104    $    1,877,295    $     3,015,332

Short-term investments............              --           2,589,493          3,016,511         5,154,824               --

Working capital (deficit).........          (325,770)        6,770,195          3,433,008         6,613,304          2,888,048

Total assets......................         1,149,965         7,413,401          4,260,079         7,997,404          4,376,039

Long-term obligations ............            49,011              --                 --           1,500,000          1,500,000

Accumulated deficit...............       (10,624,935)      (13,189,203)       (16,618,635)      (20,678,402)       (24,774,753)

Total stockholders' equity........           299,626         7,152,253          4,045,661         5,743,127          2,093,906

- --------------------

(1) LifeCell sold its equipment inventory and licensed its equipment business in June 1991.

(2) Includes effect of accounting treatment of preferred stock of $0.03 and $0.19 in 1994 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

GENERAL AND BACKGROUND

         LifeCell was organized in 1986 and since inception has been financed through the public and private sale of equity securities to individuals, venture capital firms and corporations, product sales, its corporate alliance with Medtronic and the receipt of government contracts and grants.

         In December 1993, LifeCell began commercial distribution of AlloDerm human dermal grafts. The initial AlloDerm product was used as a dermal replacement in the grafting of third-degree burns. LifeCell commenced commercial sales of AlloDerm for periodontal surgery in September 1995 and for plastic and reconstructive surgery uses in June 1995.

         The Company derived total product revenues of approximately $94,000 and approximately $742,000 in 1994 and 1995, respectively. For the three months ended March 1996, the Company expects total product revenues to exceed $400,000.

         In 1994, LifeCell entered into agreements with Medtronic pursuant to which Medtronic agreed (subject to certain rights to terminate at Medtronic's discretion) to fund the development of LifeCell's proprietary tissue processing technology in the field of heart valves.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1995 AND 1994

         Total revenues for 1995 were approximately $1.8 million compared to approximately $817,000 for 1994. This increase was primarily due to increased product sales and increased activities in the corporate alliance with Medtronic. Product sales increased to approximately $742,000 in 1995 from approximately $94,000 in 1994, due to greater market acceptance and additional sales efforts. The corporate alliance revenues increased to approximately $825,000 in 1995 from approximately $358,000 in 1994 due to a full year of activity in 1995 and increased heart valve development activities. The corporate alliance revenues are recorded based on the costs of the work performed under the agreement. In 1995, revenues included amounts recorded from one SBIR contract of approximately $239,000, compared to approximately $364,000 from two SBIR contracts in 1994. During 1995, research and development contracts and grants revenue consisted of approximately $239,000 pursuant to the second year of a 1993 award of a Phase II $740,000 SBIR contract from the United States Army for the prolonged storage of platelets. Interest income increased to approximately $281,000 in 1995 from approximately $167,000 in 1994 due to an increase in average funds available for investment in 1995 as compared to 1994.

         Cost of goods sold for product sales increased $409,000 while revenues increased $648,000 during 1995 as compared to 1994. During 1994, the "start up" phase of manufacturing was still underway and the Company had excess capacity. This resulted in higher amounts of unabsorbed overhead costs in 1994 than in 1995.

         Contract research and development expense is equal to the revenue recorded for the research and development contracts and grants and the corporate alliance, as they are cost reimbursement type contracts.

         Proprietary research and development expense decreased to approximately $1.1 million in 1995 from approximately $1.4 million in 1994 primarily as a result of the transfer of AlloDerm related activities from proprietary research and development to manufacturing (cost of goods sold). These costs previously were recorded in research and development expense.

         General and administrative expenses remained relatively consistent with the prior year. Selling and marketing expenses increased to approximately $1.5 million in 1995 from approximately $728,000 in 1994 primarily due to the addition of sales personnel, increased promotional activities related to AlloDerm marketing activities and commercial introduction of the AlloDerm graft in the periodontal surgery market.

         YEARS ENDED DECEMBER 31, 1994 AND 1993

         Total revenues for 1994 were approximately $817,000 compared to approximately $398,000 for 1993. This increase was due to the corporate alliance with Medtronic entered into in 1994 and an increase in product sales. In 1994, revenues included amounts recorded from a research and development contract and a research and development grant totalling approximately $364,000, compared to approximately $377,000 from a research and development contract and a research and development grant in 1993. During 1994, research and development contracts and grants revenue consisted of approximately $299,000 pursuant to the first year of a 1993 award of a Phase II $740,000 SBIR contract from the United States Army for the prolonged storage of platelets and approximately $65,000 pursuant to a 1994 award of a six-month Phase I $65,000 SBIR grant from the National Science Foundation for the culturing of epidermis on top of AlloDerm. Interest income decreased to approximately $167,000 in 1994 from approximately $224,000 in 1993 due to a decrease in average funds available for investment in 1994 as compared to 1993.

         Costs of goods sold for 1994 were approximately $516,000 compared to approximately $207,000 for 1993. This increase was due to manufacturing occurring during all of 1994 versus a few months in 1993. The start-up phase of the Company's manufacturing resulted in excess capacity and therefore higher amounts of unabsorbed overhead costs.

         Cost of contract research and development is equal to the revenue recorded for research and development contracts and grants and the corporate alliance, as they are cost reimbursement type contracts.

         Proprietary research and development expense decreased to approximately $1.4 million in 1994 from approximately $1.7 million in 1993 primarily as a result of the transfer of the costs of the heart valve development and AlloDerm related activities from proprietary research and development to contract research and development and manufacturing (cost of goods sold). These costs previously were recorded in proprietary research and development expense.

         General and administrative expenses decreased to approximately $1.4 million in 1994 from approximately $1.5 million in 1993 primarily due to the Company's one-time payment in 1993 of $150,000 in connection with the termination of a financial advisory agreement which was partially offset by the hiring in 1994 of additional financial reporting and information systems personnel.

         Selling and marketing expenses increased to approximately $728,000 in 1994 from approximately $269,000 in 1993 primarily due to the addition of sales personnel and promotional activities related to AlloDerm marketing activities.

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

         In 1994, LifeCell entered into agreements with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund the development of LifeCell's proprietary tissue processing technology in the field of heart valves. To date, LifeCell has received approximately $1.36 million in development funding for this program. See "Business--Corporate Alliance".

         LifeCell expects to incur substantial expenses related to AlloDerm, including costs of clinical studies, production, sales and marketing, product introduction, technical seminars, supporting ongoing administrative activities and research and development activities, including regulatory and quality assurance programs and continuing applications for patent protection for the proprietary aspects of its technology.

         The Company anticipates that its current financial resources will be adequate to maintain its current and planned operations into the third quarter of 1996. The Company's independent public accountants have included an emphasis paragraph in their report on the Company's financial statements as of December 31, 1994 and 1995, to the effect that in order to manufacture and develop markets for its products, additional financing will be required. If the Company does not obtain additional financing by the beginning of the third quarter of 1996, LifeCell intends to reduce its current operations and delay certain planned expenditures in order to conserve its resources and maintain its operations through the end of 1996. Thereafter, LifeCell expects that it will require additional financing to continue its operations and to improve, complete the development of, obtain regulatory approvals for and manufacture or market products. There can be no assurance that LifeCell will be able to obtain requisite financing when needed on acceptable terms. See "Business--Risk Factors--No Assurance of Additional Necessary Capital".

         LifeCell has had losses since inception and therefore has not been subject to federal income taxes. As of December 31, 1995, LifeCell had net operating loss ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $22 million and $365,000, respectively, available to reduce future income tax and tax liabilities. The Tax Reform Act of 1986 (the "Tax Act") provides for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. A recapitalization effected by LifeCell in 1992, the issuance of additional capital stock pursuant to its initial public offering in 1992 and its sale of equity securities in 1994 may cause a "more than 50 percent change in ownership" as defined by the Tax Act. Accordingly, LifeCell's ability to use its NOL and tax credit carryforwards to reduce future taxable income may be restricted. See note 8 of the notes to the Financial Statements appearing elsewhere herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this Item are presented on pages through of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                       25

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of LifeCell are as follows:


NAME                                    AGE     POSITION
- ----                                    ---     --------
Paul M. Frison.......................   59     Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Director

Stephen A. Livesey, M.D., Ph.D.......   43     Executive Vice President, Chief
                                               Scientific Officer and Director

Anthony A. Brown.....................   31     Vice President, Chief Financial
                                               Officer and Secretary

John R. Harper, Ph.D.................   43     Vice President, Research and
                                               Development

Jane Lea Hicks.......................   45     Vice President, Business
                                               Development

Ronald J. Schwartz...................   36     Vice President, Sales and
                                               Marketing

Michael E. Cahr......................   55     Director

P. William Curreri, M.D..............   59     Director

James G. Foster .....................   49     Director

Christopher C. Kraft, Jr., Ph.D......   72     Director

Thomas G. Ricks......................   43     Director

Martin P. Sutter.....................   40     Director


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

     PAUL M. FRISON. Mr. Frison is Chairman of the Board, President, and Chief Executive Officer of LifeCell. His background includes over 30 years of experience in the health care industry. He spent 13 years with American Hospital Supply Corporation, where he was responsible for all corporate activities in Western Europe and Latin America. From 1975 to 1984, he was president, chief operating officer and a director of LifeMark Corporation, a Houston-based hospital management corporation. He joined LifeMark in September 1975 and remained until its merger with American Medical International in 1984. Prior to joining LifeCell in 1986, Mr. Frison was chairman of the board, president and chief executive officer of ComputerCraft, Inc. Mr. Frison received his bachelor's degree in 1958 from Occidental College in Los Angeles.

     STEPHEN A. LIVESEY, M.D., PH.D. Dr. Livesey has served as Executive Vice President, Chief Scientific Officer and as a director of the Company since March 1993. He served as Executive Vice President, Scientific Development of the Company from June 1991 until March 1993. He is also a co-developer of the Company's initial technology and was involved in the formation of the Company and the licensing of such technology to the Company from The University of Texas Health Science Center in Houston. Dr. Livesey served as a consultant to the Company from its inception until June 1991, when he became a full-time employee. He holds an adjunct instructorship at Baylor College of Medicine, Houston, Texas. Dr. Livesey received his medical degree from the

University of Melbourne, Australia in 1977 and a Ph.D. in biological chemistry in 1985 from the University of Melbourne, Australia.

     ANTHONY A. BROWN. Mr. Brown was elected Vice President and Secretary of LifeCell in March 1992 and Chief Financial Officer in September 1994. From March 1992 to September 1994 he also served as Controller of the Company. From June 1987 through March 1992, Mr. Brown served in various positions with Arthur Andersen LLP, independent public accountants. Mr. Brown received his bachelor's degree in Business Administration from the University of St. Thomas in Houston and is a Certified Public Accountant.

     JOHN R. HARPER, PH.D. Dr. Harper joined LifeCell in November 1994 as Vice President of Research and Development. He is responsible for directing LifeCell's research programs and leading the Company's research and development efforts into new product areas. Prior to joining LifeCell, Dr. Harper was director of Fibrosis Research at Telios Pharmaceuticals, La Jolla, California, from 1989 to 1994. He was an assistant professor at the Scripps Clinic and Research Foundation, La Jolla, California from 1986 to 1989. Dr. Harper received his Ph.D. in Biomedical Sciences from the Graduate School of Biomedical Sciences at the University of Texas, Health Science Center in Houston, Texas in 1981 and completed post-doctoral studies at Scripps Clinic and Research Foundation and the National Cancer Institute.

     JANE LEA HICKS. As Vice President, Business Development, Ms. Hicks is responsible for the development of corporate partnerships and strategic alliances for LifeCell. Prior to becoming Vice President, Business Development in March 1992, Ms. Hicks served LifeCell as Director of Business Development since 1991. Ms. Hicks joined LifeCell in 1986 as Technical Marketing Manager responsible for the development and implementation of sales and marketing programs and the ultimate sublicensing of LifeCell's electron microscopy equipment business. Prior to joining LifeCell, Ms. Hicks spent five years in sales and marketing management with Warner Lambert Company, two years in medical supply sales, and eight years in clinical laboratory management. Ms. Hicks received her bachelor's degree in 1972 from the University of North Carolina at Greensboro.

     RONALD J. SCHWARTZ. Mr. Schwartz was elected Vice President, Sales and Marketing of the Company in April 1995 and is responsible for the direction of the sales and marketing activities for LifeCell. Prior to joining LifeCell, from August 1984 to March 1995, Mr. Schwartz held various positions with Sherwood Medical (a division of American Home Products), most recently as group marketing manager, where he was responsible for the sales and marketing programs for Sherwood Medical's wound care product line. Mr. Schwartz received his bachelor's degree in business administration from the University of South Florida in Tampa, Florida in 1981.

     MICHAEL E. CAHR. Mr. Cahr has been a director of the Company since July 1991. Mr. Cahr has been the president and chief executive officer of Allscrips Pharmaceuticals, Inc., a pharmaceutical distributor, since June 1994. From 1987 to June 1994, he was the venture group manager in the Venture Capital Division of the Investment Department of Allstate Insurance Company, a principal stockholder of the Company. Mr. Cahr is a director of Optek Technologies, Inc., an optoelectronic company and Triton Group, Ltd., a diversified holding company.

     P. WILLIAM CURRERI, M.D. Dr. Curreri was elected a director of the Company in October 1992. He has also served as the Company's Consulting Director of Clinical Affairs since March 1992. Dr. Curreri is past president of the American Burn Association. Dr. Curreri has been the president of Strategem of Alabama, Inc., a private consultant service for clinical assessment of wound care products, since 1988. From 1984 to 1988, he served as senior scientist with the Cancer Center of the University of South Alabama. From 1981 to 1988, he served as professor and chairman of the Department of Surgery at the University of South Alabama, Mobile, Alabama.

     JAMES G. FOSTER. Mr. Foster was elected a director of the Company in March 1995. Mr. Foster has been vice president and general manager of Medtronic Heart Valves, a division of Medtronic, since December 1994. From February 1984 to December 1994, Mr. Foster held various officer positions with Medtronic. Mr. Foster was named to the Board of Directors pursuant to Medtronic's right under its investment agreement with LifeCell to designate one member of the Company's Board of Directors.

     CHRISTOPHER C. KRAFT, JR., PH.D. Dr. Kraft has been a director of the Company since January 1987. From January 1972 to August 1982, he was the director of the Johnson Space Center of the National Aeronautics & Space Administration ("NASA"). Since August 1982, he has served as an aerospace consultant for NASA and a number of aerospace companies, including Rockwell International Corporation and International Business Machines Corporation. He is a director of TechSym Corporation, an electronics company involved in the design and construction of defense and commercial products. Dr. Kraft is a member of the National Academy of Engineering and has received honorary Ph.D. degrees from Indiana State University, St. Louis University and Villanova University.

     THOMAS G. RICKS. Mr. Ricks has been a director of the Company since June 1989. Since March 1996, he has served as president and chief executive officer of The University of Texas Investment Management Company, a non-profit corporation engaged in providing investment management services to the Board of Regents of The University of Texas System. From 1987 to March 1996, Mr. Ricks held various financial positions at the University of Texas System. Mr. Ricks also is a director of Newfield Exploration Company, an oil and gas exploration and production company, DTM Corporation, an equipment manufacturing company, and BDM International, Inc., a diversified professional and technical services company.

     MARTIN P. SUTTER. Mr. Sutter has been a director of the Company since June 1986. He has been the managing general partner of The Woodlands Venture Partners, L.P., the general partner of The Woodlands Venture Fund, L.P., a venture capital firm and a principal stockholder of the Company, since July 1988. He has also been the general partner of The Woodlands-Essex Venture Partners, L.P., a venture capital firm, since September 1994. He is chairman of the board of Aronex Pharmaceuticals, Inc., a biopharmaceutical development company, and Zonagen, Inc., a biotechnology company.

     All directors of the Company hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal. All executive officers of the Company hold office until the regular meeting of directors following the annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has established an Audit Committee and a Compensation Committee. Dr. Curreri, Dr. Kraft and Mr. Ricks are the current members of the Audit Committee, which recommends the independent public accountants appointed by the Board of Directors to audit the Company's financial statements. The Audit Committee also reviews issues raised by such accountants as to the scope of their audits and report thereon, including any questions and recommendations that may arise relating to such audit and report or the Company's internal accounting and auditing procedures.

     Mr. Cahr, Mr. Foster and Dr. Kraft, none of whom is an employee of the Company, are the current members of the Compensation Committee, which reviews, approves and makes recommendations to the Board of Directors on matters regarding the compensation of the Company's officers, directors, employees and agents and administers certain of the Company's benefit plans. See "Executive Compensation--Benefit Plans".

BACKGROUND OF PRODUCT DEVELOPMENT PERSONNEL

     YVELLE ATKINSON, PH.D. - PRODUCT MANAGER. Dr. Atkinson serves as AlloDerm Product Manager responsible for developing market opportunities for AlloDerm products. She currently is focusing on plastic and reconstructive surgery applications. Prior to joining LifeCell in 1993, she was a post-doctoral fellow at Texas A&M University. Dr. Atkinson received her Ph.D. in Human Immunology from the University of Adelaide in Adelaide, Australia in 1990.

     THOMAS CALL, PH.D. - CLINICAL RESEARCH ANALYST. Since September 1995, Dr. Call has been responsible for monitoring clinical studies. From February 1993 to September 1995, Dr. Call was working on various projects related to AlloDerm and XenoDerm as well as heart valves and vascular conduits. Prior to joining LifeCell in February 1993, Dr. Call was a post-doctoral fellow in the Department of Ophthalmology, Baylor College of Medicine from 1989 to 1993. His areas of expertise are the corneal and the retinal epithelium. He received his Ph.D. in Medical Anatomy from the Medical College of Ohio at Toledo in 1986. Prior to coming to Houston, Dr. Call completed a corneal fellowship in the Department of Ophthalmology at the Harvard School of Medicine.

     CHRIS COLEMAN, M.D. - PROJECT MANAGER, HEART VALVES AND VASCULAR CONDUITS. Dr. Coleman has served as Project Manager for LifeCell's heart valve and vascular conduit projects since June 1991. He is responsible for developing processing techniques that will allow allogeneic or xenogeneic tissue transplantation of these tissues. Prior to joining LifeCell, Dr. Coleman was a research associate to George P. Noon, M.D., a cardiovascular surgeon at Baylor College of Medicine in Houston, Texas. At that time, he worked on the development of a centrifugal heart assist pump and studied artificial vascular conduits. Dr. Coleman has also worked as a process engineer for E.I. DuPont de Nemours Co., a chemical company. Dr. Coleman received his B.S.M.E. from the University of Texas in 1979 and his M.D. from Baylor College of Medicine in 1987.

     JEROME CONNOR, PH.D. - PROJECT MANAGER, BLOOD CELL PRODUCTS. Dr. Connor has served as LifeCell's Manager of Blood Cell Products since May 1993. He oversees the scientific development of LifeCell's freeze-dried red blood cell project. In addition, Dr. Connor is responsible for the development of products to extend platelet storage, including cryopreservation and freeze-drying. From February 1988 to April 1993, Dr. Connor was a research assistant professor in the Department of Cell Biology at the University of Texas, M.D. Anderson Cancer Center. He was a post-doctoral fellow in the same department from February 1986 to February 1988. Dr. Connor received his Ph.D. in Biochemistry from the University of Tennessee in February 1986.

     MITCHELL J. FRUITSTONE, PH.D. - CLINICAL AFFAIRS MANAGER. Dr. Fruitstone has served as LifeCell's Clinical Affairs Manager since January 1995. From June 1992 to December 1994, he served as the Company's Tissue Processing Manager where he was responsible for directing the processing of AlloDerm processed allograft dermis from human donor skin. Prior to joining LifeCell, Dr. Fruitstone was vice president-general manager of Fairleigh Dickinson Laboratories in Abilene, Texas where he was responsible for plant operations, research and development, and manufacturing of immunodiagnostic test kits. His experience with four companies prior to joining LifeCell includes approximately 15 years in research and development and five years in the manufacturing of both unlicensed and FDA licensed immunodiagnostic products, encompassing the areas of blood banking, infectious diseases and autoimmune diseases. He received his Ph.D. in Immunology and Medical Microbiology from the University of Florida in Gainesville in 1971.

     GLENN GREENLEAF - DIRECTOR, TISSUE BANKING SERVICES, TISSUE PROCESSING MANAGER. Mr. Greenleaf has served as the Director, Tissue Banking Services since September 1994 and the Tissue Processing Manager since December 1994. He is responsible for establishing and developing procurement sources for allograft skin. He also is responsible for directing the processing of AlloDerm grafts and cryopreserved allograft skin. Prior to joining LifeCell, Mr. Greenleaf was the director of the regional tissue bank at the University of California, San Diego, and a research associate for the Department of Surgery at the University of California, San Diego. He is a certified tissue bank specialist with the American Association of Tissue Banks. He received his B.A. in Biology from the University of California, San Diego in 1979.

     EDWARD S. GRIFFEY, PH.D. - PROJECT MANAGER, KERATINOCYTES. Dr. Griffey is developing new applications for AlloDerm in combination with human keratinocytes. Dr. Griffey has served LifeCell in various positions since February 1988. Dr. Griffey received his Ph.D. in Cell Biology from Baylor College of Medicine in 1995 based on his research involving composite skin reconstitution using AlloDerm.

     ABHIJIT NAG, PH.D. - PROJECT MANAGER, DERMIS RESEARCH AND DEVELOPMENT. Dr. Nag has served as project manager, Dermis Research and Development of LifeCell since July 1991. He is responsible for establishing and developing tissue processing for transplantation. From October 1987 to July 1991, he served as project science manager for LifeCell and supervised various projects. From September 1981 to October 1987, Dr. Nag was employed by Baylor College of Medicine in Houston as a research associate investigating areas of cell growth and
                                       29

differentiation and hormone response mechanism. Dr. Nag received his Ph.D. in cell biology from the University of Illinois in 1981.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

     The following table summarizes compensation information concerning the Chief Executive Officer and each of the Company's most highly compensated executive officers as to whom the total annual salary and bonus for the fiscal year ended December 31, 1995, exceeded $100,000.

                                            SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                   ANNUAL COMPENSATION                           COMPENSATION
                            ----------------------------------------------------------------   ----------------
                                                                                OTHER             SECURITIES
                                                                               ANNUAL             UNDERLYING        ALL OTHER
   NAME AND PRINCIPAL                        SALARY           BONUS         COMPENSATION            OPTIONS       COMPENSATION
        POSITION               YEAR            ($)             ($)               ($)                (#)(2)            ($)
- -------------------------   -----------   -------------   ------------   -------------------   ----------------   -----------

Paul M. Frison,                1995       210,417         27,500               6,000(1)             75,000(6)           3,672(3)
  Chairman of the              1994       195,625         31,000               6,000(1)             38,319              3,307(3)
  Board, President             1993       180,625         49,500               6,000(1)             75,000(5)           2,977(3)
  and Chief
Executive
  Officer

Stephen A. Livesey,            1995       150,625         20,000                  --                50,000(6)             200(4)
M.D., Ph.D.,                   1994       130,833         21,000                  --                25,000               200(4)
  Executive Vice               1993       115,625         35,000                  --                50,000(5)              --
  President and
Chief
  Scientific Officer

Jane Lea Hicks,                1995       105,208         10,000               3,600(1)             30,000(6)             200(4)
  Vice President,              1994        95,417         12,000               3,600(1)             40,000                200(4)
  Business                     1993        85,417         20,000               3,600(1)             30,000(5)              --
  Development

John R. Harper,                1995       100,208          5,000                  --                    --                200
Ph.D.                          1994(7)     15,176             --                  --                15,000                 --
  Vice President,              1993(7)         --             --                  --                    --                 --
  Research and
  Development

- ------------------

(1)  Represents amounts paid for automobile allowance.
(2) Represents shares issuable pursuant to stock options granted under the 1992 Stock Option Plan.
(3) Represents the aggregate amount of premiums paid by the Company on a life insurance policy in an aggregate amount of $700,000 and one accidental death policy in the amount of $700,000 for Mr. Frison for which his family trust is the beneficiary and contributions in each of 1994 and 1995 of $200 by the Company under the Company's 401(k) plan.
(4)  Represents contributions by the Company under the Company's 401(k) plan.
(5) Represents options granted in 1993 but surrendered in 1995 (see note (6) to this table).
(6) Represents options granted in 1995 in exchange for 1993 options surrendered.
(7)  Employment began November 7, 1994.

OPTION GRANTS AND EXERCISES

     The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 1995, to each of the executive officers named in the Summary Compensation Table.

                               OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1995


                                                                                                             POTENTIAL REALIZED
                                           INDIVIDUAL GRANTS                                                  VALUE AT ASSUMED
- ----------------------------------------------------------------------------------------------------           ANNUAL RATES OF
                              NUMBER OF           % OF TOTAL                                                     STOCK PRICE
                             SECURITIES             OPTIONS           EXERCISE                                APPRECIATION FOR
                             UNDERLYING           GRANTED TO           OR BASE                                  OPTION TERM
                               OPTIONS           EMPLOYEES IN           PRICE           EXPIRATION         -------------------------
         NAME              GRANTED (#)(1)         FISCAL YEAR         ($/SHARE)            DATE              5% ($)         10% ($)
- --------------------    ------------------     -----------------    ---------------    --------------      ------------   ----------

Paul M. Frison                 75,000                28.2               2.50             December 2005     117,918        298,827

Stephen A.                     50,000                18.8               2.50             December 2005      78,612        199,218
Livesey, M.D.,
Ph.D.

Jane Lea Hicks                 30,000                11.3               2.50             December 2005      47,167        119,531


John R.                          --                  --                  --                 --                --             --
Harper, Ph.D.

- ------------------

(1) Represents shares issuable pursuant to an incentive stock option granted under the 1992 Stock Option Plan. Options are 50% vested and vest in 25% annual increments beginning June 4, 1996.

     The following table sets forth information concerning the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 1995. None of such executive officers exercised any stock options during the year ended December 31, 1995.

                                        OPTION VALUES AT DECEMBER 31, 1995

                                                            NUMBER OF
                                                      SECURITIES UNDERLYING
                                                       UNEXERCISED OPTIONS                  VALUE OF UNEXERCISED
                                                      AT DECEMBER 31, 1995                IN-THE-MONEY OPTIONS AT
                                                           (# SHARES)                      DECEMBER 31, 1995 ($)
                                             --------------------------------------   ------------------------------

                   NAME                         EXERCISABLE         UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
- ----------------------------------           ----------------      ----------------   -------------  ---------------
Paul M. Frison                                        47,079               66,240          --               --

Stephen A. Livesey, M.D., Ph.D.                       31,250               43,750          --               --

Jane Lea Hicks                                     25,541(1)               45,000         1,047             --

John R. Harper, Ph.D.                                  3,750               11,250          --               --

- ------------------

(l) Includes op ions for 541 shares issuable pursuant to stock option granted under the 1992 Stock Option Plan in substitution for options previously granted under a terminated stock option plan.

COMPENSATION OF DIRECTORS

     Directors of the Company, other than employees of the Company, receive directors' fees of $500 per meeting attended. Directors of the Company who are employees receive no directors' fees. No additional amounts are paid to members of the Board of Director committees for their services as such.

     Each of the non-employee directors is entitled to receive annually options to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant pursuant to the Amended and Restated 1993 Non-Employee Director Stock Option Plan (the "Director Stock Option Plan"). The Board of Directors has adopted, subject to the approval of the Company's stockholders at the 1996 Annual Meeting of Stockholders, the Second Amended and Restated 1993 Non-Employee Director Stock Option Plan to amend the existing Director Stock Option Plan to grant options to purchase 50,000 shares of Common Stock to each existing director and to increase the number of shares underlying the annual grants to 10,000 shares of Common Stock. See "--Benefit Plans--Non-Employee Director Stock Option Plan".

EMPLOYMENT AGREEMENTS

     Mr. Frison and Dr. Livesey entered into employment agreements with the Company in January 1992. Under the terms of such agreements, Mr. Frison will serve as the Company's Chairman, President and Chief Executive Officer for an annual base salary in 1996 of $220,000, and Dr. Livesey will serve as the Company's Executive Vice President and Chief Scientific Officer for an annual base salary in 1996 of $165,000. These base salaries are subject to annual increase at the discretion of the Board of Directors. The term of each agreement is five years, except that the Company may terminate employment upon giving the employee notice thereof; if the employment is terminated without cause (as that term is defined in each agreement), the Company must pay the terminated employee an amount equal to his current year's salary and continue to provide him with other employee benefits in effect at the time of such termination for one year. The agreements also provide that each employee may receive a bonus of up to 25% of base salary (as adjusted by the Board of Directors), if certain performance goals as determined by the Company's Board of Directors are met. Each agreement provides the employee with the right to participate in employee benefit plans generally provided to the Company's executives.

BENEFIT PLANS

THE 1992 STOCK OPTION PLAN

     The LifeCell Corporation Second Amended and Restated 1992 Stock Option Plan (the "1992 Stock Option Plan") was adopted by the Board of Directors and approved by the stockholders in January 1992. The 1992 Stock Option Plan authorizes a committee of the Board of Directors to issue options intended to qualify as incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and stock options that are not intended to conform to the requirements of Section 422 of the Code ("Non-ISOs"). Under the terms of the 1992 Stock Option Plan, the exercise price of each ISO cannot be less than 100% of the fair market value of the Common Stock at the time of grant, and, in the case of a grant to a 10% stockholder, the exercise price may not be less than 110% of the fair market value on the date of the grant. The exercise price of each Non-ISO may not be less than the fair market value of the Common Stock on the date of grant. Options granted under the 1992 Stock Option Plan may not be exercised after the tenth anniversary (or the fifth anniversary in the case of an option granted to a 10% stockholder) of their grant. Payments by option holders upon exercise of an option may be made by delivering cash, shares of stock or a combination of cash and stock. The 1992 Stock Option Plan currently authorizes: (1) options to acquire an aggregate of 530,254 shares of Common Stock to be granted; (2) grants of ISOs to eligible employees and grants of Non-ISOs to any individual with substantial responsibility for the Company's management and growth, as determined by a committee of the Board of Directors; (3) adjustments to the number and class of shares outstanding pursuant to granted options and reserved under the 1992 Stock Option Plan in the event of a capital adjustment; (4) an opportunity for outstanding options to be exercised subsequent to a merger or disposition of all of the Company's assets and for the optionee to receive shares to which he would have been entitled prior to such merger or disposition; and (5) grant of options in substitution for options held by employees of other corporations who are about to become Company employees or whose employer is about to become a parent or subsidiary of the Company.

     The Board of Directors has adopted, subject to the approval of the stockholders at the 1996 Annual Meeting of Stockholders, an amendment to the 1992 Stock Option Plan that would increase the aggregate number of shares of Common Stock for which options may be granted under the 1992 Stock Option Plan to 1,000,000.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The Board of Directors adopted the Director Stock Option Plan, which was approved by the stockholders of the Company at the 1994 Annual Meeting of Stockholders. The Director Stock Option Plan provides for the automatic grant of stock options to non-employee directors. The purposes of the Director Stock Option Plan are to retract and retain the services of experienced, knowledgeable non-employee directors of the Company and to provide an incentive for such directors to increase their proprietary interests in the Company's long-term success and progress. A committee designated by the Board of Directors is the administrator of the Director Stock Option Plan.

     Under the Director Stock Option Plan, an aggregate of 200,000 shares of Common Stock have been authorized and reserved for issuance to non-employee directors. The aggregate number of shares of Common Stock for which options may be granted under the Director Stock Option Plan may be adjusted based on certain anti-dilution provisions contained in the Director Stock Option Plan. Each person who was a non-employee director on July 22, 1993 was granted an option to purchase 10,000 shares of Common Stock at $11.00 per share, the fair market value of such stock on that date. On the date of election of any new non-employee director, such new non-employee director will be granted an option to purchase 10,000 shares of Common Stock at the fair market value of such stock on the date of the grant. Additionally, on June 1 of each year, beginning June 1, 1996, each non-employee director on such date will be granted an option to purchase 2,500 shares of Common Stock at the fair market value of such stock on the date that the option is granted. The aggregate number of shares of Common Stock for which options may be granted under the Director Stock Option Plan may not exceed an amount which when added to all prior options or awards relating to the Securities of the Company granted to such non-employee director during the lifetime of his service as director to the Company equals 25,000 shares. Each stock option granted to a non-employee director will have a ten-year term and will be fully vested and exercisable on the first anniversary of the date of grant, assuming continued service on Board of Directors. See "--Compensation of Directors".

     The Board of Directors has adopted, subject to the approval of the Company's stockholders at the 1996 Annual Meeting of Stockholders, the Second Amended and Restated 1993 Non-Employee Director Stock Option Plan to amend the Director Stock Option Plan to: (i) grant options to purchase 50,000 shares of Common Stock to each existing director, (ii) grant options to purchase 25,000 shares of Common Stock to any new non-employee director on the date of his or her election, (iii) grant options annually to purchase 10,000 shares of Common Stock to each non-employee director on June 1 of each year, (iv) increase the aggregate number of shares of Common Stock for which options may be granted under the Director Stock Option Plan to 750,000 and (v) eliminate certain limitations on the maximum number of shares that could be subject to options granted to a director under the Director Stock Option Plan.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has established an Employee Stock Purchase Plan (the "Stock Purchase Plan") in which substantially all employees are eligible to participate. The Stock Purchase Plan provides eligible employees of the Company and its subsidiaries an opportunity to purchase shares of Common Stock through after-tax payroll deductions. The Company matches contributions in an amount equal to 10% of each participant's contribution up to a maximum of $2.50 per employee per pay period. The Stock Purchase Plan is administered by an independent administrator that purchases shares of Common Stock on the open market with the amounts contributed by the participants and the matching contributions made by the Company.

401(K) PLAN

     Effective February 1, 1993 the Company adopted a 401(k) Plan (the "401(k) Plan") under which all full-time employees are eligible to participate. The 401(k) Plan permits eligible employees to contribute up to a percentage of their annual compensation up to a maximum dollar amount established in accordance with
Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may make matching contributions at its discretion. During the fiscal years ended December 31, 1994 and 1995, the Company made matching contributions in an aggregate amount of $1,000 and $1,200, respectively, for its executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 25, 1995, with respect to (i) persons known to the Company to be beneficial holders of five percent or more of either the outstanding shares of Common Stock or the outstanding shares of Series A Preferred Stock, (ii) named executive officers and directors of the Company and (iii) all executive officers and directors of the Company as a group.

                                                                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(2)
                                                          ---------------------------------------------------------
                                                                                              SERIES A
                                                             COMMON                           PREFERRED
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       STOCK              %              STOCK          %
- ---------------------------------------                   -------------   --------------   --------------  --------
Allstate Insurance Company(3)                               2,299,307          38.7            200,000        75.6
Allstate Plaza South G5D
Northbrook, Illinois 60062

The Woodlands Venture Capital Company(4)                      597,418          13.2             15,000         5.7
2201 Timberloch Place
The Woodlands, Texas 77380

Technology Funding Partners III, L.P.(5)                      353,954           7.9             12,500         4.7
2000 Alameda de las Pulgas
San Mateo, California 94403

Medtronic, Inc.(6)                                            330,376           7.2             25,000         9.5
Corporate Center
7000 Central Avenue N.E.
Minneapolis, Minnesota 55432

Martin P. Sutter(7)                                           238,928           5.4              1,250          *
2170 Buckthorne Place, Suite 350
The Woodlands, Texas 77380

Paul M. Frison(8)                                             222,187           5.0                --           --
3606 Research Forest Drive
The Woodlands, Texas 77381

Michael E. Cahr                                                12,950           *                  --           --
  Director(9)

P. William Curreri, M.D.                                       24,100           *                1,250          *
  Director(10)

James G. Foster                                                  --             --                 --           --
  Director(11)

Christopher C. Kraft, Jr., Ph.D.                               34,709           *                1,250          *
  Director(12)

Thomas G. Ricks                                                  --             --                 --           --
  Director(13)

Stephen A. Livesey, M.D., Ph.D.(14)                           131,779           3.0                --           --
  Executive Vice President, Chief Scientific
  Officer and Director

John R. Harper, Ph.D.(15)                                       3,750           *                  --           --
  Vice President,
  Research and Development

Jane Lea Hicks(16)                                             37,843           *                  --           --
  Vice President, Business Development

All executive officers, directors and nominees                721,546          15.8              3,750         1.4
  as a group (12 persons)(17)

- ------------------

*   Less than 1%.

(l) Each beneficial owner's percentage ownership is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days have been exercised or converted.

(2) Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Total number of shares of Common Stock includes 1,538,000 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and exercise of a warrant. Information with respect to such stockholders was obtained from Amendment No. 5 to their report on
       Schedule 13G dated February 12, 1996, as received by the Company.

(4) Total number of shares of Common Stock includes 115,350 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and exercise of a warrant. The Woodlands Venture Capital Company is a wholly owned subsidiary of Mitchell Energy & Development Corp. George P. Mitchell owns the majority of the issued and outstanding shares of Mitchell Energy & Development Corp. Because of these relationships, Mitchell Energy & Development Corp. and George P. Mitchell may be deemed to be the beneficial owners of the 597,418 shares of Common Stock held directly or indirectly by The Woodlands Venture Capital Company. Information with respect to the ownership of such stockholders was obtained from Amendment No. 2 to their joint report on Schedule 13G dated February 12, 1996, as received by the Company.

(5) Total number of shares of Common Stock includes 96,125 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and exercise of a warrant. Technology Funding Inc. ("TFI") and Technology Funding Ltd. ("TFL") are the co-managing general partners of Technology Funding Partners III, L.P. Charles R. Kokesh and Frank R. Pope own 41% and 22% of the shares of TFI, respectively, and as such may be deemed to be parents of TFI. Mr. Kokesh, due to his voting percentage, may be deemed to be the parent of TFL. Peter F. Bernardoni, Gregory T. George and Thomas J. Toy are officers of TFI. Because of these relationships, Messrs. Kokesh, Pope, Quadros, George, Bernardoni and Toy, TFI and TFL may be deemed to be the beneficial owners of the 353,954 shares of Common Stock, and 12,500 shares of Preferred Stock held by Technology Funding Partners III, L.P. Information with respect to the ownership of such stockholders was obtained from Amendment No. 2 to their joint report on
       Schedule 13G dated February 13, 1996, as received by the Company.

(6) Total number of shares of Common Stock includes 192,250 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and exercise of a warrant. John G. Foster, a director of the Company, is the Vice President/General Manager of Medtronic Heart Valves, a division of Medtronic.

(7) Total number of shares of Common Stock includes 988 shares of Common Stock held directly, 9,612 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and exercise of a warrant, 12,500 shares of Common Stock underlying options granted under the 1993 Non-Employee Director Stock Option Plan and 215,828 shares of Common Stock held directly by The Woodlands Venture Fund, L.P. The Woodlands Venture Partners, L.P. is the general partner of The Woodlands Venture Fund L.P. (the "Fund"). Martin P. Sutter and Don E. Spyrison are the general partners of The Woodlands Venture Partners, L.P. Because of these relationships, The Woodlands Venture Partners, L.P., Martin P. Sutter and Don E. Spyrison may be deemed to be the beneficial owners of the 215,828 shares of Common Stock held by the Fund. Messrs. Sutter and Spyrison disclaim such beneficial ownership.

(8) Total number of shares of Common Stock includes 47,079 shares underlying options granted under the 1992 Stock Option Plan.

(9) Total number of shares of Common Stock includes 12,500 shares underlying options granted under the Non-Employee Director Stock Option Plan.

(10) Total number of shares of Common Stock includes 12,500 shares underlying options granted under the Non-Employee Director Stock Option Plan and 8,362 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and exercise of a warrant.

(11) Mr. Foster is the Vice President/General Manager of Medtronic Heart Valves, a division of Medtronic, and because of such position may be deemed the beneficial owner of the 128,312 shares of Common Stock held by Medtronic. Mr. Foster disclaims any such beneficial ownership.

(12) Total number of shares of Common Stock includes 12,500 shares underlying options granted under the Non-Employee Director Stock Option Plan and 9,612 shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and exercise of a warrant.

(13) Mr. Ricks is Vice Chancellor for Asset Management of The University of Texas System and because of such position may be deemed the beneficial owner of the 108,103 shares of Common Stock held by the Board of Regents of The University of Texas System. Mr. Ricks disclaims any such beneficial ownership.

(14) Total number of shares of Common Stock includes 31,250 shares underlying options granted under the 1992 Stock Option Plan.

(15) Total number of shares of Common Stock includes 3,750 shares underlying option granted under the 1992 Stock Option Plan.

(16) Total number of shares of Common Stock includes 25,000 shares underlying options granted under the 1992 Stock Option Plan and 541 shares underlying options granted under the 1992 Stock Option Plan in substitution for options previously granted under a terminated stock option plan.

(17)   See notes (7) through (16).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company and Strategem of Alabama, Inc. ("SAI"), an affiliate of P. William Curreri, M.D., a director of the Company, entered into a consulting agreement in March 1992 for product development and regulatory matters pursuant to which the Company paid SAI monthly consulting fees and expenses totaling $74,000, $96,000 and $91,000 in 1993, 1994 and 1995, respectively.

       In February 1994, to enable Paul M. Frison and Stephen A. Livesey, executive officers and directors of the Company, to satisfy their respective federal income tax liabilities incurred in connection with awards of Common Stock granted to them pursuant to an employee benefit plan, the Company purchased 21,929 shares and 21,144 shares of Common Stock from Mr. Frison and Dr. Livesey, respectively, at a per share purchase price of $7.00, the fair market value of such shares on the date of purchase. In February 1995, the Company loaned $29,000, $29,100 and $12,600 to Mr. Frison, Dr. Livesey and Jane Lea Hicks, also an executive officer of the Company, respectively, to enable them to satisfy their respective federal income tax liability in connection with awards of Common Stock granted to them pursuant to an employee benefit plan. The loans were due December 29, 1995 and bore interest at an annual rate of 9%. The Company extended the due date of such loans to Mr. Frison, Dr. Livesey and Ms. Hicks to December 31, 1996. Dr. Livesey repaid the loan to him in full in January 1996. In February 1996, the Company loaned approximately $27,600, $20,150 and $2,240 to Mr. Frison, Dr. Livesey and Ms. Hicks, respectively, to enable them to satisfy their respective federal income tax liabilities in connection with awards of Common Stock granted to them pursuant to an employee benefit plan. The loans are due December 31, 1996, and bear interest, payable quarterly, at an annual rate of 8.25%.

       The Company leases its facilities pursuant to a lease agreement from an affiliate of The Woodlands Venture Capital Company, a principal stockholder of the Company, and paid an aggregate of approximately $141,000, $139,000 and $129,000 in rent during 1993, 1994 and 1995, respectively, thereunder. The Company believes that
                                       37

the terms of the lease are no less favorable to the Company than those that could be obtained from unaffiliated third parties. See "Properties".

       In 1994, the Company entered into a license and development agreement with Medtronic, a principal stockholder of the Company, to develop jointly the Company's heart valve product. Pursuant to the license agreement, Medtronic paid LifeCell a $1.5 million licensing fee, will fund all costs of research and development, including clinical trials, and will pay royalties of up to $25 million on sales of products covered by the license agreement. In 1994 and 1995, LifeCell recorded revenue of approximately $358,000 and $825,000, respectively, received from Medtronic to fund research and development costs pursuant to the license agreement. If the license agreement is terminated under certain circumstances, including Medtronic's right to terminate at any time if in its sole business judgment it deems the development and commercialization of products thereunder not to be in its best interests or otherwise imprudent, Medtronic has the option to convert the $1.5 million licensing fee into shares of Common Stock, subject to certain limitations, at the then current market price. At the same time, Medtronic made a $500,000 equity investment in LifeCell by purchasing approximately 64,000 shares of Common Stock at $7.77 per share in exchange for rights of first refusal to negotiate licenses to universal vascular conduit products. Under the terms of an investment agreement between Medtronic and the Company, Medtronic has the right to designate one member of the Company's Board of Directors. Pursuant to the investment agreement, James G. Foster currently is serving as a director of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS INCLUDED IN THIS REPORT:

     1.   FINANCIAL STATEMENTS                                             PAGE

     Report of Independent Public Accountants............................  F-2

     Balance Sheets as of December 31, 1994 and 1995.....................  F-3

     Statements of Operations for the years ended
     December 31, 1993, 1994 and 1995....................................  F-4

     Statements of Stockholders' Equity for the years ended
     December 31, 1994 and 1995..........................................  F-5

     Statements of Cash Flows for the years ended
     December 31, 1993, 1994 and 1995....................................  F-6

     Notes to Financial Statements.......................................  F-7

(B)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1995.

(C)  EXHIBITS:

         Exhibits designated by the symbol * were filed previously with this Annual Report on Form 10-K. Exhibits designated by the symbol ** are filed herewith. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

         Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

   EXHIBIT NO.                                      DESCRIPTION
   -----------                                      -----------

     LifeCell undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by Company in furnishing any such exhibit.

     3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995).

     3.2 Amended and Restated By-laws, adopted June 8, 1994 (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994).

     10.1 Employment Agreement and accompanying Confidentiality, Inventions and Discoveries and Non-Competition Agreement dated January 28, 1992, by and between the Registrant and Paul M. Frison (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 10, 1992).+

     10.2 Employment Agreement and accompanying Confidentiality, Inventions and Discoveries and Non-Competition Agreement dated January 28, 1992, by and between the Registrant and Stephen A. Livesey (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 10, 1992).+

     10.3 LifeCell Corporation Second Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30,
           1994).+

     10.4 LifeCell Corporation Amended and Restated 1993 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994).+

     10.5 Form of Confidentiality/Non-Compete Agreement (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on January 9, 1992).

     10.6 Exclusive License Agreement dated June 6, 1986, between the Registrant and The Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.29 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on January 9, 1992).

     10.7  1992 Restricted Stock Plan (incorporated by reference to Exhibit
           10.31 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 10, 1992).+

     10.8  Amended and Restated Registration Rights Agreement dated
           February 26, 1992, by and between the Registrant and the stockholders named therein (incorporated by reference to Exhibit 10.40 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 27, 1992).+

     10.9 Underwriter's Warrant Agreement dated March 6, 1992, between the Registrant and Robert Todd Financial Corporation, and First Amendment to Underwriter's Warrant Agreement dated January 26, 1993, between the Registrant and Robert Todd Financial Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.10 Lease Agreement dated December 10, 1986, between the Registrant and The Woodlands Corporation, Modification and Ratification of Lease Agreement dated April 11, 1988, between the Registrant and The Woodlands Corporation and Modification, Extension and Ratification of Lease dated March 5, 1993, between the Registrant and The Woodlands Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.11 Lease Agreement dated September 1, 1988, between the Registrant and The Woodlands Corporation, and Modification of Lease Agreement dated March 5, 1993, between the Registrant and The Woodlands Corporation (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.12 Consultation Agreement dated effective March 1, 1993, between the Registrant and Strategem of Alabama, Inc., and First Amendment to Consultation Agreement dated January 13, 1993, between the Registrant and Strategem of Alabama, Inc. (incorporated by reference to Exhibit
           10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.13 Warrant Certificates dated January 27, 1992, issued to Robert Todd Financial Corporation (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.14 Stock Purchase Warrant dated January 26, 1993, issued to Strategem of Alabama, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.15 License and Development Agreement dated March 3, 1994, between the Registrant and Medtronic, Inc. (incorporated by reference to Exhibit
           10.1 to the Registrant's Current Report on Form 8-K dated March 3,
           1994).

     10.16 Investment Agreement dated March 3, 1994, between the Registrant and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated March 3, 1994).

     10.17 Form of Subscription Agreement dated November 1994, executed by each of the Subscribers named on Schedule 10.24 thereto (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.18 Form of Stock Purchase Warrant dated November 1994, issued to each of the warrant holders named on Schedule 10.25 thereto (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.19 Lease Agreement between LifeCell Corporation and Unichem, dated August 1, 1994 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994).

     10.20 Stock Purchase Warrant dated November 9, 1994, issued to Harris
           Webb & Garrison, Inc. (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.21 Stock Purchase Warrant dated November 30, 1994, issued to Harris
           Webb & Garrison, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     11.1  Statement Regarding Computation of Per Share Earnings.*

     23.1  Consent of Arthur Andersen LLP.**

                                    GLOSSARY

     THE FOLLOWING GLOSSARY IS INTENDED TO PROVIDE THE READER WITH AN EXPLANATION OF CERTAIN TECHNICAL TERMS USED IN CERTAIN SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K:


ALLOGRAFT.........................  Graft derived from one individual and transplanted to another of the same species (E.G., human to human).

ANCHORING FIBRIL..................  A specialized collagen thread that attaches to both epidermal cells of skin and to the dermal basement membrane complex, bonding them together.

ASEPTIC PROCESSING................  Processing in a sterile work environment using special procedures to keep the tissue free from exposure to infectious material.

AUTOGRAFT.........................  Graft derived from one part of an individual's body and transplanted to another location in the same individual.

BASEMENT MEMBRANE
 COMPLEX..........................  A highly specialized surface structure of dermis that separates and anchors a layer of epithelial cells to the underlying dermis.

CALCIFICATION.....................  Abnormal deposition of calcium salts within a tissue, leading to hardening.

CELL CULTURE......................  The maintenance and growth of living cells outside of the body, typically in glass or plastic containers containing nutrients and other supportive substances.

CHEILOPLASTY......................  Surgical lip augmentation.

CLINICAL TRIAL....................  An evaluation or experiment to test safety and therapeutic value of a device or substance in humans.

COLLAGEN..........................  A specialized group of proteins which form fibers and comprise the structural support for numerous tissues of the body (including dermis, blood vessels, heart valves, ligaments, and tendons).

CONTRACTURE RELEASE...............  A surgical procedure to remove scar tissue that is preventing free movement of muscles, tendons or joints.

CORONARY BYPASS...................  A surgically established shunt of blood flow from the aorta (main artery)
                                    to the blood vessels of the heart (coronary arteries), bypassing an obstruction in the coronary artery.

CRYOPRESERVATION..................  The preservation of a biological cell or tissue by the use of freezing and low temperature storage.

CRYOPROTECTION....................  The use of chemical substances that reduce ice crystal damage associated with freezing.

DERMIS............................  The inner layer of skin, composed of extracellular protein matrix, collagen and fibroblasts, which provides strength and durability.

DIFFERENTIATION...................  The developmental process whereby an immature primary cell divides and acquires properties required for its specialized function.

ELA...............................  Establishment License Application; filed with the FDA Center for
                                    Biologic Evaluation and Research to obtain approval to manufacture a biological product at a facility.

ENDOTHELIAL CELLS.................  Thin flattened cells that line body cavities, including the inside surface of blood vessels.

EPIDERMIS.........................  The outermost superficial layer of skin composed of epithelial cells
                                    (keratinocytes) and pigment cells, which overlies the dermis and is responsible for water barrier function and pigmentation.

EPITHELIAL CELLS..................  Sheets of cells that cover exposed surfaces of the body (including skin)
                                    and serve especially to close and protect other parts of the body.

EXTRACELLULAR MATRIX..............  A proteinaceous substance of lattice, secreted by cells, which forms connective tissue and serves as structural support for certain tissues or organs of the body.  (See Dermis).

FIBROBLAST........................  A cell that secretes collagen and other proteins involved in the formation of connective tissue.

FREEZE-DRY........................  To dry a sample in a frozen state under high vacuum especially for preservation.

FULL-THICKNESS WOUND..............  A skin injury that results in the loss of all skin components, including epidermis and dermis (E.G., third-degree burn).

GLABELLAR CONTOURING..............  A surgical procedure to restore the smooth appearance of the forehead between the eyebrows by filling in the depression created by frown lines.

GRAFT.............................  To surgically bond tissues that are normally separate, or the tissue used in a grafting procedure.

HEMORRHAGE........................  To undergo heavy or uncontrolled bleeding.

HOMOLOGOUS CELLS..................  Cells from another person which, when transplanted, can be recognized by the body as foreign and thus provoke an immune response.

IDE APPLICATION...................  Investigational Device Exemption allows a company to conduct clinical studies with an investigational medical device.

IMMUNE RESPONSE...................  An inflammatory reaction of the body's immune cells to a transplanted tissue or organ, leading to its destruction.

IMMUNOSUPPRESSIVE.................  That which suppresses the body's natural immune response, preventing the destruction or rejection of a transplanted tissue or organ.

IND...............................  An Investigational New Drug application (IND) is usually the first step in the process of obtaining FDA approval to commercially distribute a new drug.  Under an IND, a sponsor can use the drug with human subjects during and in connection with clinical investigations.

                                            The clinical trials generally consist of three Phases.

                                            Phase I, involves the study of a drug's safety in a small number of normal healthy volunteers.

                                            Phase II, involves the assessment of a drug's effectiveness
                                            (efficacy) in a larger group of volunteer patients with the condition for which the drug is directed.

                                            Phase III, involves close monitoring of a larger number of patients with the condition for which the drug is directed in order to ascertain the drug's effectiveness and to identify any adverse reactions.

IN-VITRO..........................  A biological process conducted outside of the body, as in a laboratory flask.

KERATINOCYTE......................  Primary epithelial cells of the skin which have the ability to differentiate to full-thickness when associated with a dermal basement membrane complex.

MOLECULAR DISTILLATION DRY.......   To dry a sample containing unstable frozen water under conditions of vacuum and temperature such that ice crystallization and subsequent damage to the sample does not occur.

NASAL SEPTAL DEFECT...............  An imperfection of the membrane inside the nose that separates the nostrils.

NDA...............................  A New Drug Approval application is an application to the FDA for approval to market a drug.

ORTHOPEDIC........................  Pertaining to the restoration of function following injury to, and the correction of deformities of, the skeletal system, its joints and associated structures.

PERIPHERAL BYPASS.................  An arterial bypass procedure in an area away from the heart, usually in a limb.

PLA...............................  A Product License Application (PLA) is an application to the FDA for approval to market a biological product.

PMA...............................  A Pre-market Approval Application (PMA) is an application to the FDA for approval to market a medical device for human therapeutic use.

PORCINE...........................  Derived from pigs.

PRECLINICAL TRIALS................  Trials related to experimentation to test safety and therapeutic value of a device or product in living animals, prior to testing in humans.

PREMARKET APPROVAL................  An approved premarket approval application (PMA) is required for new types of Class III medical devices prior to commercialization.

REJECTION.........................  Destruction of a transplanted tissue or organ by the host's immune cells.

RHINOPLASTY.......................  Plastic surgical operation on the nose.

RHYTIDECTOMY......................  Removal of skin to eliminate wrinkles.

SAPHENOUS VEIN....................  Either of the two chief superficial veins of the legs, commonly used for coronary bypass procedures.

SPLIT-SKIN GRAFT..................  Skin containing both epidermis and dermis which is excised from healthy sites and transplanted to a full-thickness wound on some other area of the body.

TAKE RATE.........................  The percentage of the total graft area in which the graft has adhered and vascularized.

THIRD-DEGREE BURN.................  Full-thickness injury of the skin, with loss of both the epidermal and dermal components.

VASCULAR CONDUIT..................  A tubular structure through which blood flows (i.e., blood vessel, artery or vein).

VENOUS STASIS ULCERS..............  Skin ulcers resulting from the slowing or stoppage of normal blood flow because of deteriorating valves in the veins.

XENOGRAFT.........................  A tissue graft derived from one species and transplanted to a different species (e.g., animal to human).

510(K) (REVIEW)...................  A process which enables a manufacturer to demonstrate to the FDA that a proposed product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 28,
                                    1976, or has subsequently been cleared by a 510(k).

                              FINANCIAL STATEMENTS
                                                                         PAGE
AUDITED FINANCIAL STATEMENTS
     Report of Independent Public Accountants..........................   F-2
     Balance Sheets as of December 31, 1994 and 1995...................   F-3
     Statements of Operations for the years ended
           December 31, 1993, 1994 and 1995............................   F-4
     Statements of Stockholders' Equity for the years
           ended December 31, 1993, 1994 and 1995......................   F-5
     Statements of Cash Flows for the years ended
           December 31, 1993, 1994 and 1995............................   F-6
     Notes to Financial Statements.....................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To LifeCell Corporation:

     We have audited the accompanying balance sheets of LifeCell Corporation (a Delaware corporation) as of December 31, 1994 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, prior to 1995 the Company was in the development stage and was primarily involved in research, product and market development, establishing a distribution network and sales of its equipment. In order to manufacture and develop markets for its products, additional financing will be required. Management's projections indicate that the Company can conserve its resources to maintain the Company's operations through 1996. Management's plans in regard to these matters are also described in Note 1.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeCell Corporation as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Houston, Texas
March 15, 1996

                              LIFECELL CORPORATION


                                 BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                              ------------
                                                                          1994             1995
                                                                      ------------    ------------
                     ASSETS
                     ------
CURRENT ASSETS:
     Cash and cash equivalents ....................................   $  1,877,295    $  3,015,332
     Short-term investments .......................................      5,154,824            --
     Accounts and other receivables ...............................        164,495         251,509
     Inventories ..................................................        107,782         351,502
     Prepayments and other ........................................         63,185          51,838
               Total current assets ...............................      7,367,581       3,670,181
FURNITURE AND EQUIPMENT, net ......................................        350,197         415,563
INTANGIBLE ASSETS, net ............................................        279,626         290,295
                                                                      ------------    ------------
               Total assets .......................................   $  7,997,404    $  4,376,039
                                                                      ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .............................................   $    312,455    $    384,780
     Accrued liabilities ..........................................        172,182         218,351
     Deferred revenues ............................................        269,640         179,002
                                                                      ------------    ------------
               Total current liabilities ..........................        754,277         782,133

     Deferred credit ..............................................      1,500,000       1,500,000


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
     Series A preferred stock, $.001 par value, 300,000 shares
        authorized, 264,500 issued and outstanding ................      5,279,909       5,496,793
     Common Stock, $.001 par value, 7,500,000 and 12,500,000
       shares authorized, respectively, 4,297,592 and
       4,403,658 shares issued and outstanding, respectively ......          4,298           4,404
     Warrants outstanding to purchase 515,316 and 574,066 shares of
        Common Stock, respectively ................................        227,060         226,560
     Additional paid-in capital ...................................     21,179,374      21,160,808
     Unearned portion of restricted stock compensation and warrants       (269,112)        (19,906)
     Accumulated deficit ..........................................    (20,678,402)    (24,774,753)
                                                                      ------------    ------------
               Total stockholders' equity .........................      5,743,127       2,093,906
                                                                      ------------    ------------
               Total liabilities and stockholders' equity .........   $  7,997,404    $  4,376,039
                                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION


                            STATEMENTS OF OPERATIONS

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                    1993          1994           1995
                                                -----------    -----------    -----------
REVENUES:

     Product sales ..........................   $    20,737    $    93,940    $   742,238
     Corporate alliance .....................          --          358,331        825,221
     Research and development contracts
         and grants .........................       377,057        364,344        239,116
                                                -----------    -----------    -----------
        Total revenues ......................       397,794        816,615      1,806,575
                                                -----------    -----------    -----------

COSTS AND EXPENSES:

     Costs of goods sold ....................       207,398        515,500        925,174
     Contract research and development ......       377,057        722,675      1,064,337
     Proprietary research and development ...     1,718,799      1,363,176      1,105,427
     General and administrative .............     1,479,327      1,381,470      1,422,588
     Selling and marketing ..................       268,618        727,615      1,475,296
                                                -----------    -----------    -----------
        Total costs and expenses ............     4,051,199      4,710,436      5,992,822
                                                -----------    -----------    -----------
LOSS FROM OPERATIONS ........................    (3,653,405)    (3,893,821)    (4,186,247)
                                                -----------    -----------    -----------

     Interest income ........................       223,973        167,300        280,843
                                                -----------    -----------    -----------

NET LOSS ....................................   $(3,429,432)   $(3,726,521)   $(3,905,404)
                                                ===========    ===========    ===========

Loss per share before preferred dividends and
     accretion of preferred stock ...........   $     (0.80)   $     (0.87)   $     (0.91)
Effect of preferred dividends and
     accretion of preferred stock ...........   $      0.00    $     (0.03)   $     (0.19)
                                                -----------    -----------    -----------
LOSS PER SHARE ..............................   $     (0.80)   $     (0.90)   $     (1.10)
                                                ===========    ===========    ===========
SHARES USED IN COMPUTING LOSS
   PER SHARE ................................     4,277,171      4,294,179      4,313,366
                                                ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995




                                          Series A                                 Class 1
                                        Preferred Stock       Common Stock        Common Stock               Warrants
                                     --------------------   -----------------   -------------------   ---------------------
                                     Shares      Amount     Shares     Amount    Shares     Amount      Number     Amount
                                     -------    ---------   ---------  ------   ---------   -------   ---------   ---------
Balance at December 31, 1992 ......     --           --     1,473,359  $1,473   2,803,812   $ 2,804   $ 125,933        --
Warrant issued to purchase 40,000
  shares of common stock ..........     --           --          --      --          --        --        40,000     116,260
Earned portion of restricted stock
  compensation ....................     --           --          --      --          --        --          --          --
Earned portion of warrants ........     --           --          --      --          --        --          --
Net loss ..........................     --           --          --      --          --        --          --          --
                                     -------    ---------   ---------  ------   ---------   -------     -------   ---------
Balance at December 31, 1993 ......     --           --     1,473,359  $1,473   2,803,812   $ 2,804     165,933   $ 116,260
Class I common converted to
  common stock ....................     --           --     2,803,812   2,804  (2,803,812)   (2,804)       --          --
Purchase of common stock ..........     --           --          --      --          --        --          --          --
Issuance for cash ($7.77 per share)     --           --        20,421      21        --        --          --          --
Issuance of Series A preferred
  stock and warrants for cash .....  264,500    4,877,995        --      --          --        --       264,500     105,800
Warrant issued to purchase 90,816
  shares of common stock ..........     --           --          --      --          --        --        90,816       5,000
Earned portion of restricted
  stock compensation ..............     --           --          --      --          --        --          --          --
Earned portion of warrants ........     --           --          --      --          --        --          --          --
Dividends accrued on preferred
  stock ...........................     --        333,246        --      --          --        --          --          --
Accretion of preferred stock ......     --         68,668        --      --          --        --          --          --
Expiration of warrants ............     --           --          --      --          --        --        (5,933)       --
Net loss ..........................     --           --          --      --          --        --          --          --
                                     -------    ---------   ---------  ------   ---------   -------     -------   ---------
Balance at December 31, 1994 ......  264,500  $ 5,279,909   4,297,592  $4,298        --        --       515,316   $ 227,060
Warrant issued to purchase 60,000
  shares of common stock ..........     --           --          --      --          --        --        60,000        --
Stock options exercised ...........     --           --         1,000       1        --        --          --          --
Warrants exercised ................     --           --         1,250       1        --        --        (1,250)       (500)
Issuance of common stock as
  dividends on Series A
  Preferred stock .................     --       (317,400)    103,816     104        --        --          --          --
Earned portion of restricted
  stock compensation ..............     --           --          --      --          --        --          --          --
Earned portion of warrants ........     --           --          --      --          --        --          --          --
Dividends accrued on preferred
  stock ...........................     --        190,947        --      --          --        --          --          --
Accretion of preferred stock ......     --        343,337        --      --          --        --          --          --
Net loss ..........................     --           --          --      --          --        --          --          --
                                     -------    ---------   ---------  ------   ---------   -------     -------   ---------
Balance at December 31, 1995 ......  264,500  $ 5,496,793   4,403,658  $4,404        --        --       574,066   $ 226,560
                                     =======    =========   =========  ======   =========   =======     =======   =========

                                        Unearned
                                       Portion of
                                       Restricted
                                         Stock
                                        Compen-                                                 Total
                                        sation       Additional                 Accum-          Stock-
                                          and         Paid-In     Treasury      ulated          holders'
                                        Warrants      Capital       Stock       Deficit         Equity
                                        ---------   ------------   --------   ------------   -----------
Balance at December 31, 1992 ......      (736,522)  $ 21,073,701       --     $(13,189,203)  $ 7,152,253
Warrant issued to purchase 40,000
  shares of common stock ..........      (116,250)          --         --             --              10
Earned portion of restricted stock
  compensation ....................       238,872           --         --             --         238,872
Earned portion of warrants ........        83,958           --         --             --          83,958
Net loss ..........................          --             --         --       (3,429,432)   (3,429,432)
                                        ---------   ------------   --------   ------------   -----------
Balance at December 31, 1993 ......     $(529,942)  $ 21,073,701       --     $(16,618,635)  $ 4,045,661
Class I common converted to
  common stock ....................          --             --         --             --            --
Purchase of common stock ..........          --             --     (307,755)          --        (307,755)
Issuance for cash ($7.77 per share)          --          174,341    307,755           --         482,117
Issuance of Series A preferred
  stock and warrants for cash .....          --             --         --             --       4,983,795
Warrant issued to purchase 90,816
  shares of common stock ..........          --             --         --             --           5,000
Earned portion of restricted
  stock compensation ..............       238,872           --         --             --         238,872
Earned portion of warrants ........        21,958           --         --             --          21,958
Dividends accrued on preferred
  stock ...........................          --             --         --         (333,246)         --
Accretion of preferred stock ......          --          (68,668)      --             --            --
Expiration of warrants ............          --             --         --             --            --
Net loss ..........................          --             --         --       (3,726,521)   (3,726,521)
                                        ---------   ------------   --------   ------------   -----------
Balance at December 31, 1994 ......     $(269,112)  $ 21,179,374       --     $(20,678,402)  $ 5,743,127
Warrant issued to purchase 60,000
  shares of common stock ..........          --             --         --             --            --
Stock options exercised ...........          --            2,999       --             --           3,000
Warrants exercised ................          --            4,574       --             --           4,075
Issuance of common stock as
  dividends on Series A
  Preferred stock .................          --          317,198       --             --             (98)
Earned portion of restricted
  stock compensation ..............       238,872           --         --             --         238,872
Earned portion of warrants ........        10,334           --         --             --          10,334
Dividends accrued on preferred
  stock ...........................          --             --         --         (190,947)         --
Accretion of preferred stock ......          --         (343,337)      --             --            --
Net loss ..........................          --             --         --       (3,905,404)   (3,905,404)
                                        ---------   ------------   --------   ------------   -----------
Balance at December 31, 1995 ......     $ (19,906)  $ 21,160,808       --      (24,774,753)  $ 2,093,906
                                        =========   ============   ========   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION


                            STATEMENTS OF CASH FLOWS

                                                                                        For the Year Ended December 31,
                                                                                        -------------------------------
                                                                                     1993               1994                1995
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................       $(3,429,432)       $(3,726,521)       $(3,905,404)
  Adjustments to reconcile net loss to net cash
     used in operating activities--
       Depreciation and amortization ......................................           245,594            107,351            138,518
       Amortization of gain on sale-capital leaseback .....................           (11,053)              --                 --
       Earned portion of restricted stock compensation and
         warrants .........................................................           322,840            260,830            249,206
       Write-off of bad debt ..............................................            86,811               --                 --
       Change in assets and liabilities-
         (Increase) decrease in accounts and other receivables ............           268,092            (67,237)           (87,014)
         Increase in inventories ..........................................           (52,948)           (54,834)          (243,720)
         (Increase) decrease in prepayments and other .....................            (3,514)            (8,580)            11,347
         Increase in accounts payable and accrued liabilities .............            42,542            270,219            118,494
         Increase (decrease) in deferred revenues and credit ..............           (46,906)         1,769,640            (90,638)
                                                                                  -----------        -----------        -----------
  Total adjustments .......................................................           851,458          2,277,389             96,193
                                                                                  -----------        -----------        -----------
            Net cash used in operating activities .........................        (2,577,974)        (1,449,132)        (3,809,211)
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................................          (421,508)           (90,509)          (190,199)
  Intangible assets .......................................................           (43,628)           (34,012)           (24,354)
  Short-term investments ..................................................          (427,018)        (2,138,313)         5,154,824
                                                                                  -----------        -----------        -----------
            Net cash provided by (used in) investing activities ...........          (892,154)        (2,262,834)         4,940,271
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock .........................................              --            5,163,157              6,977
  Payments of notes payable ...............................................           (42,366)              --                 --
                                                                                  -----------        -----------        -----------
            Net cash provided by (used in) financing activities ...........           (42,366)         5,163,157              6,977
                                                                                  -----------        -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH ..................................        (3,512,494)         1,451,191          1,138,037
  EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR .................................................................         3,938,598            426,104          1,877,295
                                                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................................       $   426,104        $ 1,877,295        $ 3,015,332
                                                                                  ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
     Cash paid during the year for interest ...............................       $       622        $      --          $      --
SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES:
     At December 31, 1994 and 1995, the Company had
       dividends payable of $45,847 and $70,533, respectively
     During 1995, the Company issued common stock as payment
       for a dividend in the amount of $317,400

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


1. ORGANIZATION:

     LifeCell Corporation (LifeCell or the Company) was incorporated on January 6, 1992, in the State of Delaware for the purpose of merging with its predecessor, which was organized in 1986, in the State of Delaware. Prior to 1995, the Company was in the development stage and was primarily involved in research, product and market development, establishing a distribution network and sales of its equipment. Subsequent to the sale of the equipment business in June 1991, the Company focused primarily on research and development of transplantable tissue and transfusable blood products. LifeCell commercially introduced AlloDerm during December 1993, however, there can be no assurance of broad market acceptance of AlloDerm or any other products.

     The Company has a history of operating losses and anticipates continuing operating losses in 1996. The Company's future capital requirements will depend on many factors, including successful expansion of sales of AlloDerm, continued scientific progress with its research and development programs and expansion of such programs and progress of preclinical and clinical trials of products under development. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development. The Company's business is subject to significant risks associated with marketing and developing products for human therapeutic use. These risks include, but are not limited to, uncertainties regarding the United States Food and Drug Administration regulatory status of AlloDerm, government regulation, product liability, technological change and competition and the availability of materials for use in its products. Other factors include the uncertainty of market acceptance, the dependence on key management and personnel and the reliance on patents and proprietary rights. The Company may be limited by its third-party reimbursement and a limited public market for its stock. Accordingly, there can be no assurance of the Company's future success.

     The Company plans to increase its marketing efforts during 1996 and, accordingly, will require additional financing for its market development activities. The Company believes that its current financial resources will be sufficient to satisfy its increased marketing and manufacturing efforts into the third quarter of 1996. The Company is contemplating obtaining additional equity financing during 1996. Should such financing not be obtained by the beginning of the third quarter of 1996, the Company intends to reduce its current operations and delay certain expenditures in order to conserve its resources and be able to continue its operations through the end of 1996.

2. ACCOUNTING POLICIES:

   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests excess cash in interest bearing money market accounts and A1/P1 commercial paper with maturities of one year or less. Cash equivalents and short-term investments have been classified as securities held to maturity. At December 31, 1994 and 1995, securities held to maturity have a carrying value of $1,854,001 and $3,009,376, respectively, which approximates fair market value and amortized cost.

   INVENTORIES

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

                              LIFECELL CORPORATION

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                DECEMBER 31, 1995


   FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost. Maintenance and repairs that do not improve or extend the life of the assets are expensed as incurred. Expenditures for renewals and betterments are capitalized. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

     Depreciation of furniture and equipment is provided on the straight-line method based on the estimated useful lives of the assets of five years for financial reporting purposes and the modified accelerated cost recovery system for tax reporting purposes. Leasehold improvements are depreciated over the life of the lease.

   INTANGIBLE ASSETS

     Intangible assets consist of patent costs, which are primarily legal fees. These costs are being amortized over 17 years, the lesser of the legal or economic life of the patent. Accumulated amortization at December 31, 1994 and 1995, amounted to $26,248 and $39,933 respectively.

   REVENUE RECOGNITION

     Product sales are recognized as revenue when the product is shipped. Corporate alliance and research and development contracts and grants revenue are recognized as the related work is performed. Revenue received, but not yet earned, is classified as deferred revenue.

   RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed when incurred. The Company performs contract research on behalf of others as well as its own independent proprietary research and development. These costs consist of direct costs associated with specific projects. Contract research includes an allocation of general and administrative costs associated with administering these activities. Research and development costs also include costs associated with services provided by others.

   LOSS PER SHARE

     Loss per share has been computed by dividing net loss, which has been increased for periodic accretion and imputed and stated dividends, by the weighted average number of shares of Common Stock outstanding during the periods. In all applicable years, all Common Stock equivalents, including the Series A Preferred Stock, were antidilutive and, accordingly, were not included in the computation.

   ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes a fair value based method of accounting for stock-based compensation issued to both employees and non-employees. Adoption of the fair value based method is not required. SFAS 123 allows for companies to continue to measure cost for such compensation using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). However, companies that elect to continue with accounting under APB 25 must provide certain pro forma disclosures, as if SFAS 123 had been applied. The accounting and disclosure requirements of SFAS 123 are effective for LifeCell for the fiscal year 1996. LifeCell is currently evaluating its alternatives under SFAS 123; however, its impact on operating results when initially adopted is expected to be immaterial.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CERTAIN RECLASSIFICATIONS

     Certain reclassifications have been made to the 1993 and 1994 financial statements contained herein to conform with the classifications presented in 1995.

3. INVENTORIES:

     Inventories consist of products in various stages produced for sale and includes the costs of raw materials, labor, and overhead.

  A summary of inventories is as follows:

                                                       1994               1995
                                                     --------           --------

     Raw Materials .......................           $ 26,177           $ 29,171

     Work-In-Process .....................             20,732            107,988

     Finished Goods ......................             60,873            214,343
                                                     --------           --------

                                                     $107,782           $351,502
                                                     ========           ========

4. FURNITURE AND EQUIPMENT:

  A summary of furniture and equipment is as follows:

                                                          1994           1995
                                                       ----------     ----------

Office furniture and fixtures ....................     $   48,804     $   57,636

Machinery and equipment ..........................        999,671      1,097,480

Leasehold improvements ...........................        189,877        189,877
                                                       ----------     ----------
                                                        1,238,352      1,344,993
Less -

   Accumulated depreciation and amortization .....        888,155        929,430
                                                       ----------     ----------
      Net furniture and equipment ................     $  350,197     $  415,563
                                                       ==========     ==========

5. STOCKHOLDERS' EQUITY:

   SERIES A PREFERRED STOCK

     On November 10, 1994, the Company raised gross proceeds of approximately $5.3 million in a private offering of units consisting of convertible preferred stock and warrants. The Company sold 264,500 units at a price of $20 per unit. Each unit included one share of Series A Convertible Preferred Stock (Series A Preferred Stock) and one warrant to purchase one share of Common Stock. Each share of Series A Preferred Stock is convertible into 6.69 shares of Common Stock. The Series A Preferred Stock is convertible at any time at the option of the holder. The preferred stock automatically converts to Common Stock on November 9, 1997 and may be redeemed sooner by the Company if, after November 9, 1995, the closing bid price of LifeCell's Common Stock averages $5.17 per share for 20 consecutive days. The Series A Preferred Stock bears dividends at annual rates of $1.20, $1.60, and $2.00 per share for each of the first, second and third years, respectively, after the date of original issuance. Dividends may be paid in cash, Common Stock, or any combination of cash and Common Stock at the Company's discretion. The Series A Preferred Stock is senior to the Company's Common Stock in liquidation. The Series A Preferred Stock has no ordinary voting rights. While the preferred shares are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock. The units were not registered under the Securities Act of 1933 and may not be offered or sold absent registration under the Act or an applicable exemption from registration requirements. Each unit also includes a two-year warrant that is exercisable for one share of Common Stock at $3.26 per share during the first year and $3.54 per share during the second year. The warrants were recorded at $105,800 in the accompanying financial statements. As of December 31, 1995, warrants to purchase an aggregate of 263,250 shares of Common Stock were outstanding. The private placement agent was issued a warrant to purchase 90,816 shares of Common Stock at $6.00 per share. The agent's warrant has a term of five years commencing June 30, 1995 and was recorded at $5,000 in the accompanying financial statements.

     The carrying amount of the Series A Preferred Stock is increased for accrued and unpaid stated dividends plus periodic accretion, using the effective interest method, such that the carrying amount equals the redemption amount on the earliest possible redemption date, November 9, 1997. In November 1994, the Series A Preferred Stock was also increased by imputed dividends resulting from the increasing dividend rates. Amortization of the imputed dividend of $25,000 and $151,000 has been recorded in 1994 and 1995, respectively.

     On November 9, 1995, the Company paid dividends on the Series A Preferred Stock of an aggregate of $317,400 by issuing 103,816 shares of Common Stock.

   COMMON STOCK

     On February 27, 1994, LifeCell purchased 43,965 shares of Common Stock from several employees, including Paul M. Frison and Stephen A. Livesey, for the purpose of satisfying their income tax liabilities. These treasury shares were subsequently issued on March 3, 1994.

     In June 1995, LifeCell's stockholders voted to increase the number of shares of Common Stock authorized to 12,500,000 shares.

   CLASS I COMMON STOCK

     The stockholders of Class I common stock were entitled to .95 vote per share. Each share of Class I common stock was automatically converted into one share of Common Stock on February 27, 1994. In June 1995, LifeCell's stockholders voted to eliminate the Class I common stock.

   WARRANTS

     The Company issued a Warrant to the underwriter in the initial public offering, to purchase, at any time from February 27, 1993 until February 27, 1997 up to 80,000 Units, each consisting of one share of Common Stock and one Common Stock Warrant, at an exercise price of $12.79 per Unit. The Warrant was recorded at zero as the value was determined to be de minimis. The Warrant has not been exercised. The Common Stock Warrants are exercisable only in pairs, with each two Common Stock Warrants entitling the holder to purchase one share of Common Stock at $12.62 per share at any time through February 27, 1997.

     In January and February 1993, the Company issued Warrants to purchase 15,000 and 20,000 shares of Common Stock, respectively, to investment bankers. In addition, in January 1993, the Company issued a Warrant to purchase 5,000 shares of Common Stock to a consultant.

     In April and December 1995, the Company issued warrants to purchase 50,000 and 10,000 shares of Common Stock to an investment banker and a consultant, respectively.

6. STOCK PLANS:

     The Company has a stock option plan, pursuant to which options may be granted to purchase 530,254 shares of Common Stock. The options become exercisable over a four year period, 25 percent per year beginning on the first anniversary of the date of grant. To the extent not exercised, options expire on the 10th anniversary of the date of grant, except for employees who own more than 10 percent of all the voting shares of the Company, in which event the expiration date is the fifth anniversary of the date of grant. All options granted under the plan have exercise prices equal to the fair market value at the dates of grant.

     A summary of stock option activity is as follows:


                                                                       EXERCISE
                                                     OPTIONS            PRICE
                                                   OUTSTANDING        PER SHARE
                                                   -----------       -----------
Balance at December 31, 1992 ...............           7,543         $.07-$14.50
                                                    --------         -----------
     Granted ...............................         223,200            9.00
     Exercised .............................           ---               ---
     Forfeited .............................          (6,150)         4.00-9.00
                                                    --------         -----------
Balance at December 31, 1993 ...............         224,593         $.07-$14.50
                                                    --------         -----------
     Granted ...............................         192,819         1.88-3.00
     Exercised .............................           ---               ---
     Forfeited .............................          (2,650)         3.00-9.00
                                                    --------         -----------
Balance at December 31, 1994 ...............         414,762         $.07-$14.50
                                                    --------         -----------
     Granted ...............................         266,350         2.125-2.50
     Exercised .............................          (1,000)           3.00
     Forfeited .............................        (225,917)        9.00-14.50
                                                    --------         -----------
Balance at December 31, 1995 ...............         454,195         $.07-$3.00
                                                    ========         ===========

     During 1995 options to purchase 225,917 shares of Common Stock at exercise prices of $9.00 and $14.50 were canceled. During December 1995 new options to purchase 225,917 shares of Common Stock were granted in substitution for the canceled options. The option terms were substantially the same and the exercise price of the new options was $2.50.

     As of December 31, 1995, options to purchase 158,330 shares of Common Stock were exercisable, and options to purchase 74,659 shares of Common Stock were available to be granted under the 1992 Plan.

     In January 1992, the Company adopted a Restricted Stock Plan and issued 241,372 shares of Common Stock to employees, a director and a consultant of the Company for $.001 per share. The restricted stock vests over a four-year period, 50 percent two years from the date of grant and 25 percent in each of the following two years. The total compensation expense, based on the estimated fair market value of $4.00 per share on the date of issuance, under the Restricted Stock Plan of $965,488 was expensed over the vesting period.

     On July 22, 1993, the Board of Directors of the Company adopted the 1993 Non-Employee Director Stock Option Plan (Director Plan), which was adopted by the stockholders in June 1994. An aggregate of 200,000 shares of Common Stock are available for option grants under the Director Plan. Options to purchase 10,000 shares of Common Stock were granted to each current non-employee director of the Company, subject to stockholder approval of the Director Plan, at an exercise price equal to the fair market value of a share of Common Stock on the date of the Director Plan. Options to purchase 10,000 shares of Common Stock will be granted to newly elected directors at an exercise price equal to the fair market value of a share of Common Stock on such election date. Under the Director Plan, on June 1 of each year, beginning June 1, 1994, an option to purchase an additional 2,500 shares of Common Stock will be granted at an exercise price equal to the fair market value per share of the Common Stock on such date to each person who is a non-employee director on such date. The options granted to non-employee directors are exercisable for 10 years. On July 22, 1993, options to purchase a total of 40,000 shares of Common Stock at a per share exercise price of $11.00 were granted to non-employee directors of the Company.

     On June 8, 1994, options to purchase a total of 10,000 shares of Common Stock at a per share exercise price of $3.00 were granted to non-employee directors of the Company. On June 1, 1995, options to purchase a total of 10,000 shares of Common Stock at a per share exercise price of $2.75 were granted to non-employee directors of the Company.

7.   401(K) PLAN:

     Effective January 1, 1993, the Company established a retirement savings plan in which any employee of the Company may elect to participate. The plan is an individual account plan providing for deferred compensation as described in
Section 401(k) of the Internal Revenue Code of 1986, as amended (Code) and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974, as amended. Each employee is permitted to contribute up to 15% of his annual salary up to the applicable statutory maximum prescribed in the Code. The Company may, at its discretion, contribute an amount equal to the employee's contribution. In February 1995 and January 1996, the Company made a total contribution of $3,884 and $5,292 under the 401(k) Plan based on 10% of the employee's first $2,000 contribution in 1994 and 1995, respectively, for a maximum of $200 per contributing employee.

8. FEDERAL INCOME TAXES:

     The Company had losses since inception and, therefore, has not been subject to federal income taxes. The Company has accumulated approximately $365,000 of research and development tax credits which expire in 2001 through 2010. As of December 31, 1995, the Company has net operating loss (NOL) carryforwards for income tax purposes, subject to limitations described below, expiring as follows:

    YEAR EXPIRES
        2001 .........................................   $   500,000
        2002 .........................................     1,500,000
        2003 .........................................     2,800,000
        2004 .........................................     2,200,000
        2005 .........................................     1,700,000
        2006 .........................................     1,400,000
        2007 ........................................      2,400,000
        2008 .........................................     3,000,000
        2009 .........................................     2,500,000
        2010 .........................................     4,000,000
                                                         -----------
                                                         $22,000,000


     The Tax Reform Act of 1986 provided for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company's ability to utilize these NOLs and tax credits. Accordingly, the Company's ability to utilize the above NOL and tax credit carryforwards to reduce future taxable income and tax liabilities may be limited. Additionally, because U.S. tax laws limit the time during which NOLs and the tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOLs and tax credit carryforwards for federal income tax purposes.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". As the Company has incurred losses since inception, and there is no certainty of future revenues, a deferred tax asset has been recorded and reserved for in full in the accompanying financial statements for the Company's NOL carryforward.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and 1995, are as follows:

                                                      1994              1995
                                                   -----------      -----------
Deferred tax assets and liabilities:
  Net operating loss carryforwards ...........     $ 6,117,000      $ 7,480,000
  Deferred revenue ...........................         602,000          582,000
  Restricted stock compensation ..............        (328,000)        (196,000)
  Research and development
    tax credits ..............................         347,000          365,000
  Uniform capitalization of
    inventory costs ..........................          58,000          160,000
  Other items ................................          60,000           66,000
                                                   -----------      -----------
Total deferred tax assets ....................       6,856,000        8,457,000
  Less valuation allowance ...................      (6,856,000)      (8,457,000)
                                                   -----------      -----------
Net deferred tax asset .......................     $      --        $      --
                                                   ===========      ===========

9. COMMITMENTS AND CONTINGENCIES:

     On March 3, 1994, LifeCell entered into a License and Development Agreement (License Agreement) with Medtronic, Inc. (Medtronic) for the development and commercialization of universal tissue heart valves engineered with LifeCell's proprietary technology. Pursuant to the License Agreement, Medtronic paid LifeCell a $1,500,000 licensing fee, agreed to fund the development of heart valve products utilizing LifeCell's technology and agreed to pay total cumulative royalties of up to $25,000,000. On the same date, LifeCell also entered into an Investment Agreement (the Investment Agreement) with Medtronic pursuant to which Medtronic paid $500,000 to purchase 64,386 shares of LifeCell Common Stock. Pursuant to the Investment Agreement, LifeCell granted Medtronic certain rights of first refusal to evaluate technology and negotiate license and development agreements for vascular conduit products utilizing LifeCell's technology and agreed to issue shares of Common Stock to Medtronic for the $1,500,000 licensing fee in the event of termination, as defined, of the License Agreement. LifeCell has recorded the $1,500,000 as deferred credit in 1994 and 1995. The Investment Agreement also granted Medtronic the right upon the occurrence of certain events, subject to certain restrictions, to purchase additional shares of LifeCell Common Stock. Medtronic has registration rights for stock currently owned or that may become owned and the right to designate a member to the LifeCell Board of Directors during the five year period commencing March 3, 1994.

     As of January 1, 1993, the Company entered into a three year Investment Banking Agreement with The Renaissance Group Limited (TRGL). Under the agreement the Company paid TRGL a fee of $2,500, $5,000 and $5,000 per month for 1993, 1994 and 1995, respectively under certain agreed upon performance conditions. On January 26, 1993, the Company issued TRGL a Warrant to purchase 15,000 shares of Common Stock exercisable for five years at $4.00 per share subject to certain vesting requirements. The Warrant was valued at $116,260, the difference between the fair market value of the Company's stock at the date of grant and the exercise price of the Warrant. The expense related to the Warrant is being amortized over the term of the investment banking agreement. The expense recognized in general and administrative expense during 1993, 1994 and 1995 was approximately $84,000, $22,000 and $10,000, respectively.

     On February 26, 1993, the Company entered into an investment banking agreement with Thomas James Associates, Inc. (Thomas James) pursuant to which Thomas James receives a fee of $2,000 per month plus reasonable expenses. Pursuant to the agreement, LifeCell issued Thomas James a Warrant to purchase 20,000 shares of Common Stock exercisable for five years at $11.05 per share. The Warrant was recorded at zero in the accompanying financial statements because the value was determined to be de minimis. The Company terminated the agreement effective December 31, 1993.

     On July 14, 1993, the Company and Robert Todd Financial Corporation (RTF) terminated the Financial Advisory Agreement dated March 6, 1992 between said parties. The Company paid RTF $150,000 upon termination of the agreement, which is recorded as a general and administrative expense in the accompanying financial statements.

   EXCLUSIVE LICENSE AGREEMENT

     The Company has an exclusive license agreement with the Board of Regents of the University of Texas System (Board) for analysis or preservation of certain cells or tissues. The Company is required to pay the Board royalties on the net sales. For the periods ended December 31, 1993, 1994 and 1995, no significant royalties were paid under the agreement.

   SMALL BUSINESS INNOVATIVE RESEARCH GRANTS AND CONTRACTS

     The Company has been awarded Phase I and Phase II Small Business Innovation Research (SBIR) grants from the Natural Science Foundation, Department of Health and Human Services, and the Department of Defense. Phase I grants have been for $50,000 to $65,000 and have been completed in one year. The Phase II grants have been for $500,000 to $750,000 and are for work performed over two years. During 1993, 1994 and 1995, the Company recognized revenue of approximately $377,000, $364,000 and $239,000, respectively.

                              LIFECELL CORPORATION

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                DECEMBER 31, 1995


   LEASES

     The Company leases approximately 20,000 square feet for office and laboratory space. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 1995 were as follows:

         1996 ....................................              191,631
         1997 ....................................              218,028
         1998 ....................................              221,320
         1999 ....................................              221,320
         2000 ....................................              221,320
         2001 ....................................               18,443
                                                             ----------
                   Total .........................           $1,092,062
                                                             ==========
10. RELATED-PARTY TRANSACTIONS:

     The Company leases office space from an affiliate of a stockholder of the Company. The Company paid rent expense of approximately $141,000, $139,000 and $129,000 during 1993, 1994 and 1995 respectively, related to this lease.

     The Company paid consulting fees and expenses to an affiliate of a stockholder and director of the Company, totaling approximately $74,000, $96,000 and $91,000 during the years ended December 31, 1993, 1994 and 1995 respectively, pursuant to a consultant agreement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LIFECELL CORPORATION
                                   (Registrant)

                                  By: /s/ PAUL M. FRISON
                                          Paul M. Frison,
                                          President and Chief Executive Officer
                                          and Chairman of the Board of Directors
Dated:  May 29, 1996.