Form 10-Q
period 1996-06-30
LIFECELL CORP
filed 1996-08-14
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from         to      .

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

                                 Yes [X] No [ ]

As of August 13, 1996, there were outstanding 4,608,658 shares of Common Stock, par value $.001 of the registrant.

                              LIFECELL CORPORATION

                           Quarter Ended June 30, 1996

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

        Balance Sheets, June 30, 1996 (Unaudited) and December 31, 1995        4

        Statements of Operations, Three Months and Six Months Ended
        June 30, 1996 and 1995 (Unaudited)                                     5


        Statements of Cash Flows, Six Months Ended June 30, 1996 and 1995
        (Unaudited)                                                            6

        Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                      9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 2. Changes in Securities                                                 11

Item 3. Defaults upon Senior Securities                                       11

Item 4. Submission of Matters to a Vote of Security Holders                   11

Item 5. Other Information                                                     12

Item 6. Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                    15

Part I. FINANCIAL INFORMATION
Item 1 Financial Statements

The following audited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                              LIFECELL CORPORATION

                                 BALANCE SHEETS

                                                                    June 30,      December 31,
                                                                      1996            1995
                                                                  ------------    ------------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .....................................   $    817,004    $  3,015,332
Accounts and other receivables, net ...........................        328,402         251,509
Inventories ...................................................        675,166         351,502
Prepayments and other .........................................        226,033          51,838
                                                                  ------------    ------------
Total current assets ..........................................      2,046,605       3,670,181
FURNITURE AND EQUIPMENT, net ..................................        475,594         415,563
INTANGIBLE ASSETS, net ........................................        300,312         290,295
                                                                  ------------    ------------
Total assets ..................................................   $  2,822,511    $  4,376,039
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ..............................................   $    508,916    $    384,780
Accrued liabilities ...........................................        279,694         218,351
Notes payable .................................................        119,873            --
Deferred revenues .............................................        157,971         179,002
                                                                  ------------    ------------
Total current liabilities .....................................      1,066,454         782,133

Deferred credit ...............................................      1,500,000       1,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A preferred stock, $.001 par value, 300,000
  shares authorized, 264,500 issued and outstanding ...........   $  5,626,633    $  5,496,793
Common stock, $.001 par value, 25,000,000 shares
   authorized, respectively,
   4,403,658 shares issued and outstanding ....................          4,404           4,404
Warrants outstanding to purchase 574,066 shares of Common stock        226,560         226,560
Additional paid-in capital ....................................     21,160,808      21,160,808
Unearned portion of restricted stock
compensation and warrants .....................................           --           (19,906)
Accumulated deficit ...........................................    (26,762,348)    (24,774,753)
                                                                  ------------    ------------
Total stockholders' equity ....................................        256,057       2,093,906
                                                                  ============    ============
Total liabilities and stockholders' equity ....................   $  2,822,511    $  4,376,039
                                                                  ============    ============

    The accompanying notes are an integral part of these financial statements

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                         1996           1995            1996          1995
                                                      -----------    -----------    -----------    -----------
REVENUES:
Product sales .....................................   $   429,065    $   130,158    $   849,701    $   227,951
Corporate alliance ................................       132,909        177,115        288,385        422,039
Research and development contracts and grants .....       115,546         91,272        115,546        178,971
                                                      -----------    -----------    -----------    -----------
    Total revenues ................................       677,520        398,545      1,253,632        828,961

COSTS AND EXPENSES:
Costs of goods sold ...............................   $   272,401    $   182,468    $   544,158    $   284,800
Contract research and development .................       248,455        268,387        403,931        601,010
Proprietary research and development ..............       141,429        284,234        331,464        597,960
General and administrative ........................       385,346        398,761        772,692        807,440
Selling and marketing .............................       551,803        361,884      1,102,525        682,511
                                                      -----------    -----------    -----------    -----------
Total costs and expenses ..........................   $ 1,599,434    $ 1,495,734    $ 3,154,770    $ 2,973,721

LOSS FROM OPERATIONS ..............................      (921,914)    (1,097,189)    (1,901,138)    (2,144,760)
                                                      -----------    -----------    -----------    -----------
Interest income and other .........................   $    13,263    $    80,998    $    43,383    $   170,483
                                                      -----------    -----------    -----------    -----------
NET LOSS ..........................................   $  (908,651)   $(1,016,191)   $(1,857,755)   $(1,974,277)

LOSS PER SHARE BEFORE EFFECT OR PREFERRED DIVIDENDS
AND ACCRETION OF STOCK ............................   $     (0.21)   $     (0.24)   $     (0.42)   $     (0.46)

EFFECT OF PREFERRED DIVIDENDS AND ACCRETION OR
PREFERRED STOCK ...................................         (0.03)         (0.05)         (0.07)         (0.10)
                                                      -----------    -----------    -----------    -----------
LOSS PER SHARE ....................................   $     (0.24)   $     (0.29)   $     (0.49)   $     (0.56)
                                                      -----------    -----------    -----------    -----------
SHARES USED IN COMPUTING LOSS PER SHARE ...........     4,403,658      4,297,592      4,403,658      4,297,592

                 The accompanying notes are an integral part of
                          these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                              June 30,
                                                                        1996           1995
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................   $(1,857,755)   $(1,974,277)
  Adjustments to reconcile net loss to net cash
    used in operating activities -
      Depreciation and amortization ..............................        84,866         65,983
      Earned portion of restricted stock compensation and warrants        19,906        124,603
      Change in assets and liabilities
        (Increase) decrease in accounts and other receivables ....       (76,893)       (95,059)
        (Increase) decrease in inventories .......................      (323,664)      (237,010)
        (Increase) decrease in prepayments and other .............      (174,195)        34,443
        Increase (decrease) in accounts payable and accrued
          liabilities ............................................       185,479        215,289
        Increase (decrease) in deferred revenues and credit ......       (21,031)      (121,870)
                                                                     -----------    -----------
  Total Adjustments ..............................................      (305,532)       (13,621)
                                                                     -----------    -----------
  Net cash provided by (used in) operating activities ............    (2,163,287)    (1,987,898)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................................      (138,212)      (138,767)
  Intangible assets ..............................................       (16,702)        (3,690)
  Short-term investments .........................................          --        2,431,885
                                                                     -----------    -----------
  Net cash used in investing activities ..........................      (154,914)     2,289,428
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable ........................       140,990           --
  Payments of notes payable ......................................       (21,117)          --
                                                                     -----------    -----------
    Net cash provided by (used in) financing activities ..........       119,873           --
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................................    (2,198,328)       301,530
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ......................................................     3,015,332      1,877,295
                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD .........................................................   $   817,004    $ 2,178,825
                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest .......................   $     4,157    $      --
  During 1996 and 1995, the Company recorded
  a dividend payable of $211,600 and $158,700, respectively


                 The accompanying notes are an integral part of
                          these financial statements.

                              LIFECELL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

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

OPERATIONS
The Company has a history of operating losses and anticipates continuing operating losses through 1996. The Company previously anticipated that its existing financial resources would be sufficient to satisfy its increased marketing and manufacturing efforts into the third quarter of 1996. The Company previously indicated that should additional financing not be obtained by the beginning of the third quarter of 1996, it would reduce its current operations and delay certain expenditures in order to conserve its resources and be able to continue its operations through the end of 1996. In August 1996, the Company secured a 60-day, $250,000 working capital loan and raised $620,000 from the exercise of warrants. Based on these events, the Company has not reduced current operations or delayed expenditures. The Company's existing capital resources, including proceeds from the loan and exercise of warrants, however, will not be sufficient to fund operations at current levels through 1996. Accordingly, although the unaudited financial statements for the six-months ended June 30, 1996 have not been audited or reviewed by the Company's independent public accountants, such accountants have informed the Company that if the conditions described above continue to exist at the time of their audit of the financial statements for the year ending December 31, 1996, their report on those statements will include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The Company is currently seeking additional financing. There can be no assurance, however, that the Company will be able to obtain financing on favorable terms in the foreseeable future. The unavailability of such financing would delay or prevent the development and marketing of the Company's products or cause the Company to cease operations.

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

                              LIFECELL CORPORATION

Note 3. - SERIES A PREFERRED STOCK

On November 10, 1994, the Company raised gross proceeds of approximately $5.3 million in a private offering of units consisting of convertible preferred stock and warrants. The Company sold 264,500 units at a price of $20 per unit. Each unit included one share of Series A Convertible Preferred Stock (Series A Preferred Stock) and one warrant to purchase one share of Common Stock. Each share of Series A Preferred Stock is convertible into 6.69 shares of Common Stock. The Series A Preferred Stock is convertible at any time at the option of the holder. The preferred stock automatically converts to Common Stock on November 9, 1997 and may be redeemed sooner by the Company if, after November 9, 1995, the closing bid price of LifeCell's Common Stock averages $5.17 per share for 20 consecutive days. The Series A Preferred Stock bears dividends at annual rates of $1.20, $1.60, and $2.00 per share for each of the first, second and third years, respectively, after the date of original issuance. Dividends may be paid in cash, Common Stock, or any combination of cash and Common Stock at the Company's discretion. The Series A Preferred Stock is senior to the Company's Common Stock in liquidation. The Series A Preferred Stock has no ordinary voting rights. While the preferred shares are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock. The units were not registered under the Securities Act of 1933 and may not be offered or sold absent registration under the Act or an applicable exemption from registration requirements. Each unit also includes a two-year warrant that is exercisable for one share of Common Stock at $3.54 per share. The warrants were recorded at $105,800 in the accompanying financial statements. As of June 30, 1996, warrants to purchase an aggregate of 263,250 shares of Common Stock were outstanding. The private placement agent was issued a warrant to purchase 90,816 shares of Common Stock at $6.00 per share. The agent's warrant has a term of five years commencing June 30, 1995 and was recorded at $5,000 in the accompanying financial statements.

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

                              LIFECELL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues in the second quarter were generated by product sales, a corporate alliance and research and development contracts and grants.

THREE MONTHS ENDED JUNE 30, 1996 AND 1995. Total revenues for the second quarter of 1996 were $677,520, an increase of $278,975 over the same period in 1995. As a result of increased marketing activities, product sales for the quarter increased $298,907 over the same period in 1995. The Company reported $132,909 in corporate alliance revenue in the second quarter of 1996, from a license and development agreement with Medtronic, Inc. (the Medtronic Agreement) for the co-development of tissue heart valves, compared with $177,115 in the same quarter of 1995. The decrease in corporate alliance revenue was directly related to the maturity of the project and the planned decrease in activities performed by LifeCell in the second quarter of 1996. The Company had research and development grant income of $115,546 in the second quarter of 1996 compared with $91,272 in the same quarter of 1995. This increase is due to an additional research agreement entered into by the Company in 1996. Interest income decreased by $67,735 for the second quarter of 1996 resulting from a decrease in average funds available for investment and lower interest rates in 1996 as compared to 1995.

Total costs and expenses for the second quarter of 1996 were $1,599,434, an increase of $103,700 from the same period in 1995, primarily due to increased activities in selling and marketing. Costs of goods sold for the second quarter of 1996 was $272,401 compared to $182,468 for the same period in 1995. This increase was due to increased sales in 1996 as compared to the same period in 1995 and the shift from the development of AlloDerm to manufacturing, consistent with taking a product to market. Costs of goods sold as a percentage of sales decreased as a result of volume efficiencies. Cost of contract research and development is equal to the total of revenue recorded for research and development contracts and grants and the corporate alliance, as they are cost reimbursement contracts. Proprietary research and development expense decreased to $141,429 in the second quarter of 1996 from $284,234 in the second quarter of 1995 due to the shift in the Company's focus from development to manufacturing. General and administrative expenses remained relatively consistent with the same period of the prior year. Selling and marketing expenses increased to $551,803 in the second quarter of 1996 from $361,884 in the second quarter of 1995 primarily due to the addition of plastic surgery sales personnel and an increase in promotional activities related to AlloDerm marketing activities and the commercial introduction of the AlloDerm graft in the periodontal and plastic surgery markets.

SIX MONTHS ENDED JUNE 30, 1996 AND 1996. Total revenues for the six-month period ended June 30, 1996 were $1,253,632, an increase of $424,671 over the same period in 1995. As a result of increased marketing activities, product sales for the six-month period increased $621,750 over the same period in 1995. The Company reported $288,385 in corporate alliance revenue for the six-month period ended June, 1996 compared with $422,039 in the same period of 1995. The decrease in corporate alliance revenue was directly related to certain non-recurring revenue received by LifeCell in the first quarter of 1995 under the Medtronic Agreement and the planned decrease in activities performed by LifeCell related to the maturity of the project. The Company had research and development contracts and grants income of $115,546 for the six-month period ended June 30, 1996 compared with $178,971 in the same period of 1995. This increase is due to an additional research agreement entered into by the Company in 1996. Interest income decreased by $127,100 for the six-month period ended June 30, 1996 resulting from a decrease in average funds available for investment and lower interest rates in 1996 as compared to 1995.

Total costs and expenses for the six-month period ended June 30, 1996 were $3,154,770, an increase of $181,049 compared to the same period of the prior year due to an increase in cost of goods sold and increased activities in selling and marketing. Cost of goods sold for the six-month period ended June 30, 1996 were $544,158 compared to $284,800 in the same period of 1995. This increase was due to an increase in product sales and the shift from the development of AlloDerm to processing, consistent with taking a product to market. Cost of contract research and development is equal to the total of revenue recorded for research and development contracts and grants and the corporate alliance, as they are cost reimbursement contracts. Proprietary research and development expense decreased to $331,464 in the first six-months of 1996 from $597,960 in the same period of 1995 primarily due to the shift in the Company's focus from the development of AlloDerm to processing. General and administrative expense remained relatively consistent with the prior year. Selling and marketing expense increased to $1,102,525 in the first six-months of 1996 from $682,511 in the same period of 1995 primarily due to the addition of sales personnel and promotional activities related to AlloDerm marketing activities and the commercial introduction of the AlloDerm graft in the periodontal and plastic surgery markets.

                              LIFECELL CORPORATION


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

In 1994, LifeCell entered into agreements with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund the development of LifeCell's proprietary tissue processing technology in the field of heart valves. To date, LifeCell has received approximately $1.6 million in development funding for this program.

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

In January 1996, LifeCell borrowed $120,000 from a bank for working capital purposes. The loan is secured by cash, requires monthly payments of $2,000, plus interest, matures December 31, 1996 and bears interest at a rate equal to 6.05% per annum.

In August 1996, LifeCell borrowed $250,000 from the same bank for working capital purposes. This loan is secured by accounts and other receivables, matures October 1996, and bears interest at a rate equal to prime plus .25% per annum.

In August 1996, to secure interim financing, LifeCell offered holders of certain warrants issued in connection with the Company's private placement of Series A Preferred Stock in 1994 the opportunity to exercise such warrants at a reduced price in exchange for the exercise of such warrants prior to August 30, 1996. To date, LifeCell has received $620,000 of the maximum $815,000 of potential financing available from such warrant exercises.

The Company has a history of operating losses and anticipates continuing operating losses through 1996. The Company previously anticipated that its existing financial resources would be sufficient to satisfy its increased marketing and processing efforts into the third quarter of 1996. The Company previously indicated that should additional financing not be obtained by the beginning of the third quarter of 1996, it would reduce its current operations and delay certain expenditures in order to conserve its resources and be able to continue its operations through the end of 1996. In August 1996, the Company secured the $250,000 loan described above, and the Company raised $620,000 from the exercise of warrants described above. Based on these events, the Company has not reduced current operations or delayed expenditures. The Company's existing capital resources, including proceeds from the loan and exercise of warrants, however, will not be sufficient to fund operations at current levels through 1996. Accordingly, although the unaudited financial statements for the six-months ended June 30, 1996 have not been audited or reviewed by the Company's independent public accountants, such accountants have informed the Company that if the conditions described above continue to exist at the time of their audit of the financial statements for the year ending December 31, 1996, their report on those statements will include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

The Company is currently seeking additional financing. There can be no assurance, however, that the Company will be able to obtain financing on favorable terms in the foreseeable future. If such financing is not obtained by November 1996, LifeCell intends to reduce its current operations and delay certain planned expenditures, including those related to increased marketing efforts, to conserve its resources and maintain its operations through the end of 1996. The continued unavailability of such financing would further delay or prevent the development and marketing of the Company's products or cause the Company to cease operations.

                              LIFECELL CORPORATION

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        On May 20, 1996, at the Company's annual meeting of stockholders, the individuals listed below were elected directors. Set forth opposite each director's name is the tabulation of votes cast. No votes were cast against any nominee for director.

    NAME                           SHARES VOTED FOR:   SHARES WITHHELD:   BROKER NON-VOTES:
    Michael E. Cahr ...............   2,984,770             3,300               0
    P. William Curreri, M.D .......   2,984,920             3,150               0
    James G. Foster ...............   2,984,770             3,300               0
    Paul M. Frison ................   2,984,920             3,150               0
    Christopher Kraft, Ph.D .......   2,984,770             3,300               0
    Stephen A. Livesey, M.D., Ph.D    2,984,920             3,150               0
    Thomas G. Ricks ...............   2,984,920             3,150               0
    Martin P. Sutter ..............   2,984,920             3,150               0

        The stockholders approved an amendment to the LifeCell Corporation Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 12,500,000 to 25,000,000. The tabulation of votes with respect to this item is as follows:

             SHARES VOTED FOR:      SHARES VOTED AGAINST:      SHARES ABSTAINED:    BROKER NON-VOTES
 Common          2,968,318                  11,452                   5,300                3,000


        The stockholders approved an amendment to the LifeCell Corporation Second Amended and Restated 1992 Stock Option Plan to increase the number of authorized shares for which options may be granted under the plan from 530,254 to 1,000,000. The tabulation of votes with respect to this item is as follows:

           SHARES VOTED FOR:        SHARES VOTED AGAINST:         SHARES ABSTAINED:           BROKER NON-VOTES
Common         2,871,328                  112,442                      1,300                     3,000

          The stockholders also approved the adoption of the LifeCell Corporation Second Amended and Restated 1993 Non-Employee Director Stock Option Plan. The tabulation of votes with respect to this item is as follows:

        SHARES VOTED FOR:       SHARES VOTED AGAINST:       SHARES ABSTAINED:      BROKER NON-VOTES
Common       2,782,446                 200,824                    1,800                3,000

                              LIFECELL CORPORATION

Item 5. Other Information

Cautionary Statements

The Company's expectations with respect to future results of operations embodied in oral and written forward-looking statements, including those made in connection with this Quarterly Report on Form 10-Q, are subject to the following risks and uncertainties that must be considered when evaluating the likelihood of the Company's realization of such expectations.

No Assurance of Additional Necessary Capital

The Company anticipates that its current financial resources will be adequate to maintain its current and planned operations into November 1996. The report of Arthur Andersen LLP, the Company's independent public accountants, on LifeCell's financial statements for the year ended December 31, 1995, includes an emphasis paragraph with respect to the Company's need for future financing to fund the manufacturing and development of markets for its products. The Company's future capital requirements will depend on many factors, including successful expansion of sales of AlloDerm, continued scientific progress with its research and development programs and expansion of such programs and progress of preclinical and clinical assessment of products under development. If the Company does not obtain additional financing by November 1996, it intends to reduce its current operations and delay certain planned expenditures, including those related to increased marketing efforts, to conserve its resources and maintain its operations through the end of 1996. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development or on terms satisfactory to the Company. If the Company is unable to secure such financing, the Company's ability to sustain operations would be materially adversely affected.

History of Operating Losses

The Company has incurred substantial losses since inception in January 1986, including losses of approximately $3.4 million, $3.7 million and $3.9 million in 1993, 1994 and 1995, respectively, and had an accumulated deficit of approximately $26.8 million at June 30, 1996. There can be no assurance that the Company will ever become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

FDA Regulatory Status of AlloDerm

In November 1995, following LifeCell's commercial introduction of AlloDerm for periodontal applications, the Company received a letter from the Center for Devices and Radiological Health ("CDRH"). The letter stated that the CDRH considered AlloDerm to be a "device" as defined by the FDC Act, and that a 510
(k) premarket notification was required to be submitted and cleared by the FDA in order to market the product. LifeCell responded to the CDRH in November 1995 stating the Company's view that AlloDerm is banked human tissue under an interim rule published by the FDA in 1993 and that no 510(k) clearance is required. By letter dated March 6, 1996, the CDRH indicated that both the CDRH and the CBER remained of the view that AlloDerm was a device. The letter suggested that the Company contact the FDA Ombudsman's Office if it disagreed with this view. In April 1996, the Company responded to the FDA's March 1996 letter and again stated its belief that AlloDerm preserved human dermis is banked human tissue, not a medical device, and also requested a meeting with the FDA Ombudsman to discuss this matter. The meeting was held in May 1996, and, while no formal FDA response to the Company's presentation has been issued by the FDA, the agency indicated that it would like to review the Company's labeling which was submitted on May 31, 1996. In June 1996, the Company responded to two questions raised by the agency on use of AlloDerm as a subcutaneous implant in plastic and reconstructive surgery. Although the Company believes that AlloDerm falls within the definition of banked human tissue, there can be no assurance that the FDA will agree. If the FDA were to conclude definitively that AlloDerm is a device, the Company would continue marketing the product while the Company seeks 510(k) clearance. There is no assurance that the FDA would consent to the continued marketing of AlloDerm pending the FDA clearance of a 510(k) notice, nor is there any assurance that 510(k) clearance for AlloDerm ultimately would be obtained or that the FDA would not take enforcement action against the Company related to the continued marketing of this product. The failure to obtain any such consent or clearance would have a material adverse effect on the Company.

                              LIFECELL CORPORATION


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

Patents and Proprietary Rights

LifeCell's ability to compete effectively with other companies is materially dependent upon the proprietary nature of its technologies. LifeCell relies primarily on patents and trade secrets to protect its technologies. LifeCell currently has the exclusive right to eight patents through a license agreement with the Board of Regents of the University of Texas System. In addition, LifeCell has been issued three patents and has five pending United States patent applications. There can be no assurance that LifeCell will obtain any additional key patents or other protection, that the patents currently applied for will be granted, that existing patents or proprietary rights owned by or licensed to LifeCell will not be invalidated or that patents will provide significant commercial benefits. Th invalidation of key patents or proprietary rights owned by or licensed to LifeCell could have a material adverse effect on LifeCell and on its business prospects.

LifeCell believes that it owns or has the right to use all knowledge necessary to manufacture and market its current products and planned products without infringing any existing patent or proprietary rights of others such that it would be liable for damages or prevented from manufacturing or marketing its products. No assurances may be given, however, that the Company's patents or other proprietary rights may not be subject of an infringement or other claim that could invalidate to some extent its patents or other rights. Any successful patent infringement claim could have a material adverse effect on the Company.

There can be no assurance that LifeCell will no be required to resort to litigation to protect its patents or other proprietary rights or that the Company may be subject or patent litigation to defend its patents or other rights against claims or infringement or other intellectual property claims. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition and results of operations.

LifeCell has also applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by United States patents or proprietary rights owned by or licensed to LifeCell may differ from that of their foreign counterparts.

                              LIFECELL CORPORATION

Uncertainty of Market Acceptance

Achieving broad market acceptance for AlloDerm and LifeCell's proposed products will require substantial additional marketing efforts. There can be no assurance that AlloDerm or any of LifeCell's proposed products ultimately will achieve widespread commercial acceptance.

Item 6. Exhibits and Reports on Form 8-K

        a.      Exhibits

        3.1 Restated Certificate of Incorporation of LifeCell Corporation, as amended

        3.2     Amended and Restated By-Laws of LifeCell Corporation

        10.1 LifeCell Corporation Second Amended and Restated 1992 Stock Option Plan, as amended by First Amendment to LifeCell Corporation Second Amended and Restated 1992 Stock Option Plan

        10.2 LifeCell Corporation Second Amended and Restated 1993 Non-Employee Director Stock Option Plan

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




                                         LIFECELL CORPORATION



     Date:  AUGUST 14, 1996              By: /s/PAUL M. FRISON
                                         Paul M. Frison
                                         President and Chief Executive Officer




     Date:  AUGUST 14, 1996              By: /s/ ANTHONY A. BROWN
                                         Anthony A. Brown
                                         Vice President, Chief Financial Officer
                                         and Secretary

                                INDEX TO EXHIBITS

                                                                    Sequentially
      Exhibit                                                           Numbered
      Number    Description of Exhibits                                     Page

        3.1 Restated Certificate of Incorporation of LifeCell Corporation, as amended

        3.2     Amended and Restated By-laws of LifeCell Corporation

        10.1 LifeCell Corporation Second Amended and Restated 1992 Stock Option Plan, as amended by First Amendment to LifeCell corporation Second Amended and Restated 1992 Stock Option Plan

        10.2 LifeCell Corporation Second Amended and Restated 1993 Non-Employee Director Stock Option Plan

        11.1    Statement regarding Computation of Per Share Earnings

        27.1    Financial Data Schedule