Form 10-Q
period 1996-09-30
LIFECELL CORP
filed 1996-11-14
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                       or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

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

                                 (281) 367-5368
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 7, 1996, there were outstanding 4,777,640 shares of Common Stock, par value $.001, of the registrant.

                              LIFECELL CORPORATION

                        Quarter Ended September 30, 1996

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements ..............................    3

        Balance Sheets, September 30, 1996
        (Unaudited) and December 31, 1995 .................    4

        Statements of Operations, Three
        Months and Nine Months Ended
        September 30, 1996 and 1995 (Unaudited) ...........    5

        Statements of Cash Flows, Nine
        Months Ended September 30, 1996 and
        1995 (Unaudited) ..................................    6

        Notes to Financial Statements .....................    7

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations .....................................    9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................   11

Item 2. Changes in Securities .............................   11

Item 3. Defaults upon Senior Securities ...................   11

Item 4. Submission of Matters to a Vote of Security Holders   11

Item 5. Other Information .................................   13

Item 6. Exhibits and Reports on Form 8-K ..................   16

SIGNATURES ................................................   17

      Part I.           FINANCIAL INFORMATION

      Item 1            Financial Statements

      The following audited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

      The information presented in the accompanying financial statements is unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary to present fairly such information.

                              LIFECELL CORPORATION

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1996            1995
                                                   ------------    ------------
                                                    (Unaudited)
                           ASSETS
CURRENT ASSETS:

  Cash and cash equivalents ....................   $  1,139,564    $  3,015,332
  Accounts and other receivables, net ..........        407,714         251,509
  Inventories ..................................        767,152         351,502
  Prepayments and other ........................        72,690           51,838
                                                   ------------    ------------
    Total current assets .......................      2,392,120       3,670,181
FURNITURE AND EQUIPMENT, net ...................        453,463         415,563
INTANGIBLE ASSETS, net .........................        321,859         290,295
   DEFERRED OFFERING COSTS .....................        315,035             --
                                                   ------------    ------------
    Total assets ...............................   $  3,482,477    $  4,376,039
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................   $    747,628    $    384,780
  Accrued liabilities ..........................        385,999         218,351
  Notes payable ................................        384,655            --
  Deferred revenues ............................        169,036         179,002
                                                   ------------    ------------
    Total current liabilities ..................      1,687,318         782,133

  Deferred credit ..............................      1,500,000       1,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Series A preferred stock, $.001 par
    value, 300,000 shares authorized, 260,000 and
    264,500 issued and outstanding respectively    $  5,601,553    $  5,496,793
  Common stock, $.001 par value,
    25,000,000 shares authorized,
    and 4,776,578 and 4,403,658 shares
    issued and outstanding, respectively .......          4,777           4,404
  Warrants outstanding to purchase 236,250
    and 574,066 shares of Common Stock,
    respectively ...............................        122,760         226,560
  Additional paid-in capital ...................     22,415,840      21,160,808
  Unearned portion of restricted stock
    compensation and warrants ..................           --           (19,906)
  Accumulated deficit ..........................    (27,849,771)    (24,774,753)
                                                   ------------    ------------
    Total stockholders' equity .................        295,159       2,093,906
                                                   ------------    ------------
    Total liabilities and stockholders' equity .   $  3,482,477    $  4,376,039
                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                          1996           1995           1996           1995
                                       -----------    -----------    -----------    -----------
REVENUES:

Product sales ......................   $   560,672    $   251,392    $ 1,410,373    $   479,343
Corporate alliance .................       121,213        202,500        409,598        624,539
Research and development contracts
  and grants .......................       134,241         60,145        249,787        239,116
                                       -----------    -----------    -----------    -----------
  Total revenues ...................       816,126        514,037      2,069,758      1,342,998

COSTS AND EXPENSES:

Costs of goods sold ................   $   355,647    $   258,052    $   899,805    $   542,852
Contract research and development ..       255,454        262,645        659,385        863,655
Proprietary research and development       209,014        232,195        550,354        830,155
General and administrative .........       423,288        303,612      1,196,104      1,111,052
Selling and marketing ..............       597,214        393,395      1,699,739      1,075,905
                                       -----------    -----------    -----------    -----------
Total costs and expenses ...........   $ 1,840,617    $ 1,449,898    $ 5,005,387    $ 4,423,619

LOSS FROM OPERATIONS ...............    (1,024,491)      (935,861)    (2,935,629)    (3,080,621)
                                       -----------    -----------    -----------    -----------
Interest income and other ..........   $    11,988    $    68,679    $    55,371    $   239,162
                                       -----------    -----------    -----------    -----------

NET LOSS ...........................   $(1,012,503)   $  (867,182)   $(2,880,258)   $(2,841,459)

LOSS PER SHARE BEFORE EFFECT OF
PREFERRED DIVIDENDS AND ACCRETION
OF STOCK ...........................   $     (0.22)   $     (0.20)   $     (0.65)   $     (0.66)

EFFECT OF PREFERRED DIVIDENDS,
ACCRETION OF PREFERRED STOCK
AND INDUCEMENTS OF WARRANT
EXERCISE ...........................         (0.11)         (0.05)         (0.18)         (0.15)
                                       -----------    -----------    -----------    -----------
LOSS PER SHARE .....................   $     (0.33)   $     (0.25)   $     (0.82)   $     (0.81)
                                       -----------    -----------    -----------    -----------
SHARES USED IN COMPUTING LOSS PER
SHARE ..............................     4,548,547      4,298,538      4,452,307      4,297,911

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,

                                                        1996           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................   $(2,880,258)   $(2,841,459)
  Adjustments to reconcile net loss to net cash
    used in operating activities -
      Depreciation and amortization ..............       124,332        100,894
      Earned portion of restricted stock
        compensation and warrants ................        19,906        186,905
      Change in assets and liabilities
        (Increase) decrease in accounts and
           other receivables .....................      (156,205)      (219,891)
        (Increase) decrease in inventories .......      (415,651)      (308,361)
        (Increase) decrease in prepayments and
           other .................................      (340,886)       (18,190)
        Increase (decrease) in accounts payable
           and accrued liabilities ...............       530,497         50,372
        Increase (decrease) in deferred revenues
           and credit ............................        (9,966)       (78,898)
                                                     -----------    -----------
  Total Adjustments ..............................      (247,973)      (287,169)
                                                     -----------    -----------
  Net cash provided by (used in)
      operating activities .......................    (3,128,231)    (3,128,628)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................      (152,205)      (179,590)
  Intangible assets ..............................       (41,592)        (9,520)
  Short-term investments .........................          --        5,154,824
                                                     -----------    -----------
  Net cash used in investing activities ..........      (193,797)     4,965,714
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock ................     1,061,605           --
  Proceeds from issuance of notes payable ........       432,316           --
  Payments of notes payable ......................       (47,661)          --
                                                     -----------    -----------
    Net cash provided by (used in)
      financing activities .......................     1,446,260           --
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................    (1,875,768)     1,837,086
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ......................................     3,015,332      1,877,295
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD .........................................   $ 1,139,564    $ 3,714,381
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW

INFORMATION:
  Cash paid during the period for interest .......   $     6,719    $      --
  During 1996 and 1995, the Company recorded a dividend payable of $317,400 and $238,050, respectively

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1. - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995. The interim results are not necessarily indicative of the results for a full year.

OPERATIONS
The Company has a history of operating losses and anticipates continuing operating losses through 1996. The Company previously anticipated that its existing financial resources would be sufficient to satisfy its increased marketing and manufacturing efforts into the third quarter of 1996. The Company previously indicated that should additional financing not be obtained by the beginning of the third quarter of 1996, it would reduce its current operations and delay certain expenditures in order to conserve its resources and be able to continue its operations through the end of 1996. In August 1996, the Company secured a 60-day, $250,000 working capital loan from a bank and raised $770,000 from the exercise of warrants. Based on these events, the Company has not reduced current operations or delayed expenditures. The Company's existing capital resources, including proceeds from the loan and exercise of warrants, however, will not be sufficient to fund operations at current levels beyond February 1997. Accordingly, although the unaudited financial statements for the nine-months ended September 30, 1996 have not been audited or reviewed by the Company's independent public accountants, such accountants have informed the Company that if the conditions described above continue to exist at the time of their audit of the financial statements for the year ending December 31, 1996, their report on those statements will include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

On November 13, 1996, LifeCell announced that it has made a private offering of convertible preferred stock and common stock purchase warrants pursuant to which it expects to raise approximately $12.4 million. The Company made the offering through a private placement agent to institutional and other investors. The Company indicated that it expects to close the offering during the week commencing November 18, 1996. There can be no assurance, however, that the Company will be able to obtain financing on favorable terms in the foreseeable future. The unavailability of such financing would delay or prevent the development and marketing of the Company's products or cause the Company to cease operations.

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

Note 2. - LOSS PER SHARE

Loss per share has been computed by dividing net loss, which has been increased for periodic accretion, imputed and stated dividends and the amount of the incentive to induce the exercise of the warrants, by the weighted average number of shares of Common Stock outstanding during the periods. In all applicable years, all Common Stock equivalents, including the Series A Preferred Stock, were antidilutive and, accordingly, were not included in the computation.

                              LIFECELL CORPORATION

Note 3. - SERIES A PREFERRED STOCK

On November 10, 1994, the Company raised gross proceeds of approximately $5.3 million in a private offering of units consisting of convertible preferred stock and warrants. The Company sold 264,500 units at a price of $20 per unit. Each unit included one share of Series A Convertible Preferred Stock (Series A Preferred Stock) and one warrant to purchase one share of Common Stock. Each share of Series A Preferred Stock is convertible into 6.69 shares of Common Stock. The Series A Preferred Stock is convertible at any time at the option of the holder. The preferred stock automatically converts to Common Stock on November 9, 1997 and may be redeemed sooner by the Company if, after November 9, 1995, the closing bid price of LifeCell's Common Stock averages $5.17 per share for 20 consecutive days. The Series A Preferred Stock bears dividends at annual rates of $1.20, $1.60, and $2.00 per share for each of the first, second and third years, respectively, after the date of original issuance. Dividends may be paid in cash, Common Stock, or any combination of cash and Common Stock at the Company's discretion. The Series A Preferred Stock is senior to the Company's Common Stock in liquidation. The Series A Preferred Stock has no ordinary voting rights. While the preferred shares are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock. The units were not registered under the Securities Act of 1933 and may not be offered or sold absent registration under the Act or an applicable exemption from registration requirements. Each unit also included a two-year warrant exercisable for one share of Common Stock at a purchase price of $3.54 per share. The remaining unexercised warrants were recorded at $ 6,500 in the accompanying financial statements. As of September 30, 1996, warrants to purchase an aggregate of 16,250 shares of Common Stock were outstanding. The private placement agent was issued warrants to purchase 90,816 shares of Common Stock at $6.00 per share. The agent's warrants were exercised in full prior to September 30, 1996.

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

In August 1996, to secure interim financing, LifeCell offered holders of certain warrants issued in connection with the Company's private placement of Series A Preferred Stock in 1994 the opportunity to exercise such warrants at a reduced price in exchange for the exercise of such warrants prior to August 30, 1996. LifeCell received $770,000 from such warrant exercises. In September 1996, in order to secure additional interim financing, LifeCell offered the placement agent engaged in 1994 for the Company's Series A Preferred Stock offering the opportunity to exercise warrants issued to this placement agent in connection with the Series A Preferred Stock offering at a reduced price in exchange for the exercise of such warrants prior to September 30, 1996. LifeCell received approximately $281,000 from such warrant exercises.

Note 4. - Other Significant Events

On November 13, 1996, LifeCell announced that it has made a private offering of convertible preferred stock and common stock purchase warrants pursuant to which it expects to raise approximately $12.4 million. The Company made the offering through a private placement agent to institutional and other investors. The Company indicated that it expects to close the offering during the week commencing November 18, 1996.

The Company intends to use the proceeds from the offering primarily to accelerate and expand the marketing activities for the Company's AlloDerm tissue grafts.

In the private placement, the Company offered units consisting of shares of Series B Preferred Stock that are convertible into Common Stock at a conversion price of $3.10 per share and warrants for Common Stock that are exercisable at $4.13 per share. The Series B Preferred Stock will bear dividends for five years. Holders of Series B Preferred Stock will have voting rights on all matters on an as converted to Common Stock basis, and will have the right to elect three members of the Company's Board of Directors. The Company will file a shelf registration statement registering the resale of the Common Stock underlying the Series B Preferred Stock and warrants.

                              LIFECELL CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues in the third quarter were generated by product sales, a corporate alliance and research and development contracts and grants.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. Total revenues for the third quarter of 1996 were $816,126, an increase of $302,089 over the same period in 1995. As a result of increased marketing activities, product sales for the quarter increased $309,280 over the same period in 1995. The Company reported $121,213 in corporate alliance revenue in the third quarter of 1996, from a license and development agreement with Medtronic, Inc. (the "Medtronic Agreement") for the co-development of tissue heart valves, compared with $202,500 in the same quarter of 1995. The decrease in corporate alliance revenue was directly related to the maturity of the project and the planned decrease in activities performed by LifeCell in the third quarter of 1996. The Company had research and development grant income of $134,241 in the third quarter of 1996 compared with $60,145 in the same quarter of 1995. This increase is due to an additional research agreement entered into by the Company in 1996. Interest income decreased by $56,691 for the third quarter of 1996 resulting from a decrease in average funds available for investment and lower interest rates in 1996 as compared to 1995.

Total costs and expenses for the third quarter of 1996 were $1,840,617, an increase of $390,719 from the same period in 1995, primarily due to increased activities in selling and marketing. Costs of goods sold for the third quarter of 1996 was $355,647 compared to $258,052 for the same period in 1995. This increase was due to increased sales in 1996 as compared to the same period in 1995 and the shift from the development of AlloDerm to manufacturing, consistent with taking a product to market. Costs of goods sold as a percentage of sales decreased as a result of volume efficiencies. Cost of contract research and development is equal to the total of revenue recorded for research and development contracts and grants and the corporate alliance, as they are cost reimbursement contracts. Proprietary research and development expense decreased to $209,014 in the third quarter of 1996 from $232,195 in the third quarter of 1995 due to the shift in the Company's focus from development to manufacturing. General and administrative expenses remained relatively consistent with the same period of the prior year except for a one-time payment accrued in the 1996 period of a $100,000 termination fee to the Company's placement agent for the Series A Preferred Stock sold in November 1994. Selling and marketing expenses increased to $597,214 in the third quarter of 1996 from $393,395 in the third quarter of 1995 primarily due to the addition of plastic surgery sales personnel and an increase in promotional activities related to AlloDerm marketing activities and the commercial introduction of the AlloDerm graft in the periodontal and plastic surgery markets.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995. Total revenues for the nine-month period ended September 30, 1996 were $2,069,758, an increase of $726,760 over the same period in 1995. As a result of increased marketing activities, product sales for the nine-month period increased $931,030 over the same period in 1995. The Company reported $409,598 in corporate alliance revenue for the nine-month period ended September 30, 1996 compared with $624,539 in the same period of 1995. The decrease in corporate alliance revenue was directly related to certain non-recurring revenue received by LifeCell in the first quarter of 1995 under the Medtronic Agreement and the planned decrease in activities performed by LifeCell related to the maturity of the project. The Company had research and development contracts and grants income of $249,787 for the nine-month period ended September 30, 1996 compared with $239,116 in the same period of 1995. This increase is due to an additional research agreement entered into by the Company in 1996. Interest income decreased by $183,791 for the nine-month period ended September 30, 1996 resulting from a decrease in average funds available for investment and lower interest rates in 1996 as compared to 1995.

Total costs and expenses for the nine-month period ended September 30, 1996 were $5,005,387, an increase of $581,768 compared to the same period of the prior year due to an increase in cost of goods sold and increased activities in selling and marketing. Cost of goods sold for the nine-month period ended September 30, 1996 were $899,805 compared to $542,852 in the same period of 1995. This increase was due to an increase in product sales and the shift from the development of AlloDerm to processing, consistent with taking a product to market. Cost of contract research and development is equal to the total of revenue recorded for research and development contracts and grants and the corporate alliance, as they are cost reimbursement contracts. Proprietary research and development expense decreased to $550,354 in the first nine-months of 1996 from $830,155 in the same period of 1995 primarily due to the shift in the Company's focus from the development to processing of AlloDerm. General and administrative expense remained relatively consistent with the prior year except for a one-time payment of a $100,000 termination fee to the Company's placement agent for the Series A Preferred Stock offering. Selling and marketing expense increased to $1,699,739 in the first nine months of 1996 from $1,075,905 in the same period of 1995 primarily due to the addition of sales personnel and promotional activities related to AlloDerm marketing activities and the commercial introduction of the AlloDerm graft in the periodontal and plastic surgery markets.

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

In August 1996, LifeCell borrowed $250,000 from the same bank for working capital purposes. This loan is secured by accounts and other receivables, matures December 31, 1996, and bears interest at a rate equal to prime plus .25% per annum (8.5 % at September 30, 1996).

In August 1996, LifeCell was awarded a two-year $300,000 National Science Foundation Phase II grant related to its keratinocytes program.

In August 1996, to secure interim financing, LifeCell offered holders of certain warrants issued in connection with the Company's private placement of Series A Preferred Stock in 1994 the opportunity to exercise such warrants at a reduced price in exchange for the exercise of such warrants prior to August 30, 1996. LifeCell received $770,000 from such warrant exercises.

In September 1996, in order to secure additional interim financing, LifeCell offered the placement agent engaged in 1994 for the Company's Series A Preferred Stock offering the opportunity to exercise warrants issued to this placement agent in connection with the Series A Preferred Stock offering at a reduced price in exchange for the exercise of such warrants prior to September 30, 1996. LifeCell received approximately $281,000 from the exercise of such warrants.

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

The Company has a history of operating losses and anticipates continuing operating losses through 1996. The Company previously anticipated that its existing financial resources would be sufficient to satisfy its increased marketing and processing efforts into the third quarter of 1996. The Company previously indicated that should additional financing not be obtained by the beginning of the third quarter of 1996, it would reduce its current operations and delay certain expenditures in order to conserve its resources and be able to continue its operations through the end of 1996. In August 1996, the Company secured the $250,000 loan described above, and the Company raised $1,051,000 from the exercise of warrants described above. Based on these events, the Company has not reduced current operations or delayed expenditures. The Company's existing capital resources, including proceeds from the loan and exercise of warrants, however, will not be sufficient to fund operations at current levels beyond February 1997. Accordingly, although the unaudited financial statements for the nine-months ended September 30, 1996 have not been audited or reviewed by the Company's independent public accountants, such accountants have informed the Company that if the conditions described above continue to exist at the time of their audit of the financial statements for the year ending December 31, 1996, their report on those statements will include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

                              LIFECELL CORPORATION

The Company is currently seeking additional financing pursuant to the private placement transaction described below in Other Significant Events. There can be no assurance, however, that the Company will be able to close the private placement or otherwise to obtain financing on favorable terms in the foreseeable future. If such financing is not obtained in November 1996, LifeCell intends to reduce its current operations and delay certain planned expenditures, including those related to increased marketing efforts, to conserve its resources and maintain its operations through the end of 1996. The continued unavailability of such financing would further delay or prevent the development and marketing of the Company's products or cause the Company to cease operations.

OTHER SIGNIFICANT EVENTS

On November 13, 1996, LifeCell announced that it has made a private offering of convertible preferred stock and common stock purchase warrants pursuant to which it expects to raise approximately $12.4 million. The Company made the offering through a private placement agent to institutional and other investors. The Company indicated that it expects to close during the week commencing November 18, 1996.

The Company intends to use the proceeds from the offering primarily to accelerate and expand the marketing activities for the Company's AlloDerm tissue grafts.

In the private placement, the Company offered units consisting of shares of Series B Preferred Stock that are convertible into Common Stock at a conversion price of $3.10 per share and warrants for Common Stock that are exercisable at $4.13 per share. The Series B Preferred Stock will bear dividends for five years. Holders of Series B Preferred Stock will have voting rights on all matters on an as converted to Common Stock basis, and will have the right to elect three members of the Company's Board of Directors. The Company will file a shelf registration statement registering the resale of the Common Stock underlying the Series B Preferred Stock and warrants.

The Series B Preferred Stock and warrants have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Because LifeCell's Common Stock is listed on the Nasdaq SmallCap Market, the Company is subject to certain non- quantitative designation criteria for continued inclusion of the Common Stock in the market, including compliance with the Nasdaq Stock Market Voting Rights Policy. The Nasdaq Stock Market has reviewed the offering transaction and advised the Company that it believes the consummation of the offering of Series B Preferred Stock and warrants is consistent with the Voting Rights Policy based on the Company's representations that the purpose of the transaction is to provide needed capital to the Company for financial viability purposes and not for the purpose of disenfranchising existing holders of capital stock of the Company. Pursuant to its policies, the Nasdaq Stock Market requested the Company to issue an announcement to its stockholders regarding the offering and the purposes of the offering.

The discussion of the offering contained herein does not constitute an offer to sell or solicitation of an offer to buy any of the shares of Series B Preferred Stock or warrants but was being made solely pursuant to the Nasdaq Stock Market policies described above.

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

No Assurance of Additional Necessary Capital

The Company anticipates that its current financial resources will be adequate to maintain its current and planned operations into February 1997. The report of Arthur Andersen LLP, the Company's independent public accountants, on LifeCell's financial statements for the year ended December 31, 1995, includes an emphasis paragraph with respect to the Company's need for future financing to fund the manufacturing and development of markets for its products. The Company's future capital requirements will depend on many factors, including successful expansion of sales of AlloDerm, continued scientific progress with its research and development programs and expansion of such programs and progress of preclinical and clinical assessment of products under development. If the Company does not obtain additional financing in November 1996, it intends to reduce its current operations and delay certain planned expenditures, including those related to increased marketing efforts, to conserve its resources and maintain its operations through the end of 1996. There can be no assurance that the Company will be successful in obtaining additional capital in amounts sufficient to continue to fund its operations and product development or on terms satisfactory to the Company. If the Company is unable to secure such financing, the Company's ability to sustain operations would be materially adversely affected.

History of Operating Losses

The Company has incurred substantial losses since inception in January 1986, including losses of approximately $3.4 million, $3.7 million and $3.9 million in 1993, 1994 and 1995, respectively, and had an accumulated deficit of approximately $27.8 million at September 30, 1996. There can be no assurance that the Company will ever become profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

FDA Regulatory Status of AlloDerm

In November 1995, following LifeCell's commercial introduction of AlloDerm for periodontal applications, the Company received a letter from the FDA, stating that it considered AlloDerm to be a "device" as defined by the United States Food, Drug and Cosmetics Act (the "FDC Act"), and that a 510(k) premarket notification was required to be submitted and cleared by the FDA in order to market the product. Following several months of correspondence and discussions with the FDA, the Company received a letter from the agency dated September 17, 1996, to the effect that, after considering the information and views that the Company submitted at its May 1996 meeting with agency officials and in subsequent correspondence, the FDA agrees with the Company's position that AlloDerm intended for use for replacement or repair of damaged or inadequate integumental tissue, including gingival dermis, is banked human tissue within the meaning of the interim final rule. Consequently, AlloDerm is not subject to premarket notification or approval by the FDA and the Company may continue to promote and sell AlloDerm for use in the treatment of wounds, such as third-degree burns, in periodontal surgical procedures, such as free-gingival grafting and guided tissue regeneration, and in plastic surgery procedures, such as contracture release grafting and scar revision. The agency also informed the Company that this decision applies only to AlloDerm when it is intended for use in transplantation, and the regulatory status of the product when it is promoted for other uses, such as a void filler for soft tissue, for cosmetic augmentation, or as a wound healing agent (the "Additional Indications"), would need to be determined by the FDA on a case by case basis. To date, a minimal amount of LifeCell's aggregate product sales are attributable to the Additional Indications.

While the Company's marketing efforts had not previously focused on the Additional Indications, as a follow-up to its September 17 letter, the FDA, by letter dated September 23, 1996, informed the Company that use of AlloDerm for Additional Indications would have to be formally presented to the FDA to determine if, with these uses, AlloDerm

                              LIFECELL CORPORATION

would continue to fall within the scope of the interim rule for banked human tissue and thus not require premarket clearance. The Company was asked to indicate what changes in advertisement and promotion it would make for AlloDerm in response to the September 23, 1996 letter. The Company responded to the FDA letter on October 8, 1996, and informed the agency that the Company believes that the distinctions drawn regarding the definition of transplantation and banked human tissue and between integumental tissue and all other tissue in the September 17 opinion were fairly novel and ones for which the Company would require clarification from the FDA as it goes forward. The Company believes that AlloDerm, when used for augmentation and as a void filler, still qualifies as banked human tissue. Similarly, the Company advised the FDA that since almost every replacement or repair of damaged or inadequate tissue involves a cosmetic aspect, the Company believes that many cosmetic uses of AlloDerm are within the purview of banked human tissue.

Nevertheless, the Company informed the FDA that it intends to follow the agency's decision and, until this matter is clarified on a case by case basis, will not promote AlloDerm for the Additional Indications. The Company also advised the FDA that it would present its arguments to the agency shortly as to why it believes that these uses fall within the definition of banked human tissue. There can be no assurance that the FDA will not finally conclude that use of AlloDerm for the Additional Indications should be regulated as a medical device and require a 510(k) premarket notification or PMA for AlloDerm for such indications. If the FDA were to conclude definitively that the Company is required to obtain agency clearance of a 510(k) notification or approval of a PMA for AlloDerm for the Additional Indications, the FDA may require the Company to conduct laboratory testing and preclinical and clinical studies of AlloDerm to support a marketing application. Testing, preparation of necessary applications and processing of those applications by the FDA is expensive and any required laboratory testing or preclinical or clinical studies that the Company were required to conduct could take several years to complete. There can be no assurance that any required testing could be completely successfully, or that if successfully completed, would provide sufficient data and information to enable the FDA to determine, on a timely basis, if at all, that when AlloDerm is used for the Additional Indications, it is substantially equivalent to a legally marketed predicate device or is safe and effective for the Additional Indications and permit the product to be marketed for such uses. Failure of the Company to receive any required FDA clearance or approval of AlloDerm for the Additional Indications on a timely basis would preclude promotion of AlloDerm for the Additional Indications and could have a material adverse effect on the Company's business, financial condition and results of operation.

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

                              LIFECELL CORPORATION

that the Company's patents or other proprietary rights may not be subject of an infringement or other claim that could invalidate to some extent its patents or other rights. Any successful patent infringement claim could have a material adverse effect on the Company.

There can be no assurance that LifeCell will not be required to resort to litigation to protect its patents or other proprietary rights or that the Company may be subject or patent litigation to defend its patents or other rights against claims or infringement or other intellectual property claims. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition and results of operations.

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

   Item 6.   Exhibits and Reports on Form 8-K

             a.  Exhibits

            10.1 Term Promissory Note, dated October 8, 1996 by LifeCell Corporation, payable to Texas Commerce Bank National Association, Security Agreement - Accounts and General Intangibles, dated August 8, 1996, between LifeCell Corporation and Texas Commerce Bank, and Security Agreement - Inventory, dated August 8, 1996, between LifeCell Corporation and Texas Commerce Bank.

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

                                         LIFECELL CORPORATION

   Date:  NOVEMBER 14, 1996              By: /s/ PAUL M. FRISON
                                                 Paul M. Frison
                                         President and Chief Executive Officer
                                         (authorized officer and principal
                                         financial officer)

                                INDEX TO EXHIBITS

                                                                    Sequentially
   Exhibit                                                           Numbered
   Number                        Description of Exhibits               Page

    10.1 Term Promissory Note, dated October 8, 1996 by LifeCell Corporation, payable to Texas Commerce Bank National Association, Security Agreement - Accounts and General Intangibles, dated August 8, 1996, between LifeCell Corporation and Texas Commerce Bank, and Security Agreement - Inventory, dated August 8, 1996, between LifeCell Corporation and Texas Commerce Bank.


    11.1        Statement regarding Computation of Per Share Earnings

    27.1        Financial Data Schedule