Form 10-K
period 1996-12-31
LIFECELL CORP
filed 1997-03-31
CIK 849448

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER 0-19890

                              LIFECELL CORPORATION

          A DELAWARE                         IRS EMPLOYER IDENTIFICATION
          CORPORATION                                NO. 76-0172936

                           3606 RESEARCH FOREST DRIVE
                           THE WOODLANDS, TEXAS 77381

                         Telephone Number (281) 367-5368


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock (Common Stock and Series B Preferred
     Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of March
     26, 1997                                                       $40,933,000

Number of shares of registrant's Common Stock                         6,754,761
outstanding as of March 26, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's proxy statement relating to the 1997 annual meeting of stockholders have been incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION

ITEM                                                                       PAGE
----                                                                       ----

PART I   ...................................................................  1
         1.  BUSINESS.......................................................  1
         2.  PROPERTIES..................................................... 21
         3.  LEGAL PROCEEDINGS.............................................. 21
         4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 22

PART II  ................................................................... 22
         5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS............................... 22
         6.  SELECTED FINANCIAL DATA........................................ 24
         7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS....................... 25
         8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 27
         9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE....................... 27

PART III ................................................................... 27
         10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 27
         11.  EXECUTIVE COMPENSATION........................................ 28
         12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................ 28
         13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 28

PART IV  ................................................................... 28
         14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K............................................... 28
         GLOSSARY .......................................................... 31

                                     PART I

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "BUSINESS", "BUSINESS--RISK FACTORS", "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.


ITEM 1.  BUSINESS

         CERTAIN TECHNICAL TERMS USED IN THIS ITEM ARE DESCRIBED OR DEFINED IN THE GLOSSARY COMMENCING ON PAGE 33 OF THIS ANNUAL REPORT ON FORM 10-K.

GENERAL

         LifeCell Corporation ("LifeCell" or the "Company") develops and commercializes universal tissue grafts and blood cell preservation products.

         The Company's universal tissue grafts are derived from a patented platform technology for processing and preserving human (allograft) and animal (xenograft) tissues to preclude rejection of transplanted foreign tissues by the human body. LifeCell removes cells that cause tissue rejection while preserving the extracellular tissue matrix and its essential biochemical and structural composition. This matrix does not cause an immune rejection response and has been clinically proven to function as a natural template or scaffold into which a patient's own cells will migrate following transplantation for effective tissue engraftment.

         The clinical use of a preserved tissue matrix as a natural template for tissue regeneration has been established by others through the use of processed, freeze-dried allograft bone for orthopedic and periodontal procedures. LifeCell's expertise is the ability to preserve the more delicate and sophisticated tissue matrix of soft tissues, which would otherwise be destroyed by the allograft bone process.

         AlloDerm(R) processed universal dermal tissue graft ("AlloDerm") is LifeCell's first commercial application of its technology. Additional universal tissue products under development include composite skin graft, XenoDermTM processed porcine dermis, heart valves for replacement surgeries and vascular conduits for bypass procedures.

         Using its core preservation technology, LifeCell is also developing products and patented formulations to facilitate storage, transportation and delivery of transfusable blood cells. The Company is developing ThromboSolTM platelet storage solution to permit refrigerated storage of transfusable blood platelets and intends to develop other potential preservation technologies for red blood cells and other mammalian cells.

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

         AlloDerm grafts consist entirely of and are intended to perform the same function as human dermis. As a result, the Company believes AlloDerm tissue products are not subject to the lengthy United States Food and Drug Administration ("FDA") approval or clearance process associated with medical devices or drugs. See "--Government Regulation" and "--Risk Factors--FDA Regulatory Status of AlloDerm". LifeCell procures human skin through sources that screen donors to meet all FDA requirements for banked human tissue and conduct blood testing recommended by the Centers for Disease Control and Prevention. Additionally, the AlloDerm process includes de-cellularization (extraction of living cells from human tissue matrix) and viral inactivation (the treatment of the tissue with a documented anti-viral agent). The AlloDerm process has been independently validated to inactivate concentrated suspensions of HIV, the virus that causes AIDS.

         LifeCell procures allograft skin from unaffiliated tissue banks. To date, the Company has not experienced any material difficulty in procuring adequate supplies of cadaveric skin. Additionally, LifeCell believes it has established what it believes to be adequate sources of cadaveric skin at acceptable costs to satisfy the foreseeable demand for AlloDerm tissue products.

         AlloDerm products address multiple clinical markets including the treatment of third-degree burns, periodontal surgery and plastic and reconstructive surgery. Since its commercial introduction, AlloDerm has been used as a dermal graft or transplant to treat over 5,000 patients.

         THIRD-DEGREE BURNS. AlloDerm grafts may be used in the treatment of any and all burns that require skin grafts. The Company estimates that approximately 55,000 people are hospitalized each year in the United States due to burns and that approximately 20,000 patients are admitted with major burns. LifeCell began marketing AlloDerm for use in the treatment of third-degree burns in December 1993. To date, AlloDerm grafts have been used to treat third-degree burn patients at approximately 60 of the 140 burn centers in the United States.

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

         Third-degree burns and other acute full-thickness skin wounds destroy both the epidermis and the dermis. Destruction of dermis is of particular concern because the body has lost the framework, I.E., the extracellular matrix, to guide and support the regrowth of new cells and blood vessels. Like most organs of the body, the skin can perform some repairs but it cannot regenerate its basic structure. Instead, damaged or missing dermis is replaced with scar tissue, which lacks the important elastic and tensile properties of skin. Scar tissue also is disfiguring and can cause restricted mobility of limbs and body areas near joints. For this reason, full-thickness burns are treated with split-thickness skin grafts of the patient's own skin (autograft) taken from an uninjured area of the body. This procedure is painful and causes an additional wound at the autograft donor site. Autografts that include the dermal layer generate relatively deep donor sites which can cause medical complications including infection and hypertrophic scarring. Autografts that are too thin (containing minimal dermis) typically result in poor wound healing quality, with scarring and contracture at the wound site. AlloDerm grafts are used in conjunction with thin autografts to supply an adequate dermal layer for optimum healing of the wound. The use of AlloDerm reduces the thickness of split-thickness grafts required from the patient in treating such wounds, thereby minimizing the substantial donor site trauma associated with taking such grafts.

         PERIODONTAL SURGERY. LifeCell began marketing AlloDerm to periodontists in September 1995. LifeCell estimates that there are in excess of 4,000 periodontal surgeons in the United States. Periodontal surgeons use AlloDerm tissue in free-gingival grafting, a procedure used to increase the amount of attached gum tissue supporting tooth roots. This procedure previously required the use of autograft tissue, which was excised from the roof of the patient's mouth and then transplanted to the gum. In several clinical case studies, AlloDerm grafts functioned as well or better than the patient's own (autologous) graft, spared the patient the pain and discomfort associated with the excision of the autograft, reduced surgical time and eliminated the cost of the dressing that was needed for the autograft donor site.

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

         PLASTIC AND RECONSTRUCTIVE SURGERY. In November 1995, LifeCell began marketing AlloDerm to plastic and reconstructive surgeons. The Company estimates that there are approximately 8,000 physicians practicing plastic surgery in the United States. Plastic surgeons use AlloDerm tissue as a graft to release contractures and revise scarring resulting from previously grafted burn wounds, and as an implant to correct soft tissue (dermal) defects and to revise scars resulting from trauma or surgical excisions.

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

         COMPOSITE SKIN GRAFTS. LifeCell intends to develop a composite, full-thickness skin replacement tissue product containing an AlloDerm dermal layer and an epidermis consisting of keratinocytes (epidermal cells) isolated from the patient and expanded under cell culture conditions. Successfully developed, a composite skin graft product would effectively eliminate the requirement of taking an autologous skin graft from burn patients.

         In 1994, LifeCell received and completed a Phase I, Small Business Innovative Research (SBIR) grant from the National Science Foundation ("NSF") to assess the feasibility of a co-cultured composite skin product. In 1996, LifeCell received a Phase II SBIR grant from the NSF to continue the development of and initiate animal studies with this composite skin graft product. Also in 1996, LifeCell received a two-year Cooperation Agreement award from the U.S. Army Medical Research and Material Command to support the development of a composite skin graft product using AlloDerm and biopsy-sized microskin grafts from the burn patient.

         XENODERM TISSUE PRODUCTS. LifeCell is developing XenoDermTM processed porcine dermis, which is processed in a manner similar to the AlloDerm process to remove the targets for immune rejection and preserve the dermal matrix. Animal studies by LifeCell indicate that XenoDerm tissue does not cause a significant immune response when transplanted cross-species. Animal studies conducted by unaffiliated laboratories have shown that XenoDerm tissue is potentially as effective as AlloDerm tissue in treating full-thickness skin loss.
         LifeCell believes that, if successfully developed, the XenoDerm tissue products would have the advantage of a potentially increased raw material supply base and could facilitate distribution to certain international markets. See "--Sources of Materials". The Company currently plans to begin clinical testing of XenoDerm tissue products in 1997.

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

         Tissue heart valves on the market today have limited life spans of 10 to 18 years after transplantation as a result of progressive calcification. Mechanical heart valves last longer but lack the blood flow dynamics of tissue valves and require the patient to remain on anticoagulants for life to prevent strokes. Human donor (allogeneic) valves are used in a limited number of the procedures, but there is limited donor availability and, therefore, a limited market.

         Preliminary animal studies conducted by LifeCell have shown that the LifeCell heart valves transplanted in the thoracic descending aorta become populated with the recipient's own cells; I.E., they have not been rejected by the recipient. Other animal studies conducted by LifeCell have shown that the valves do not undergo significant calcification. Extensive FDA regulatory involvement in both human and xenograft heart valves may significantly delay product entry into this market. See "--Government Regulation".

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

         Minimally invasive surgical devices are currently available for opening blocked or occluded arteries, including balloon angioplasty to dilate mechanically and thereby open the vessel, and atherectomy devices and lasers that physically remove plaque from the vessel wall. These procedures, however, are not recommended when the patient displays extensive deposits of atherosclerotic plaque throughout the length of one or more vessels, which makes it impractical to attempt the opening of the occluded arteries due to the procedural time involved. In these cases, a more extreme and invasive surgical procedure called arterial bypass is indicated, in which one or more of the patient's own veins (usually the saphenous veins from the legs) are transplanted to an arterial position to divert blood flow around the blockage. Arterial bypass is also used when the blockage is in a critical location or when the surgeon is unable to access the blockage safely.

         Coronary bypass procedures, which involve replacement of vessels supplying blood to the heart, typically use the patient's own veins or arteries. The trauma endured from the vessel removal is often more extensive than that of the bypass procedure itself. Even though immune response is not an issue with these self-derived (autologous) vessels, long-term patency (greater than five years) is limited due to eventual blockage from progressive wall thickening and thrombosis.

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

         As part of the Company's agreements with Medtronic for the development of heart valves, LifeCell granted Medtronic certain rights of first refusal to evaluate technology and negotiate license and development agreements for vascular conduit products utilizing LifeCell's technology. In December 1996, LifeCell received a two-year

Cooperative Agreement award from the U.S. Army Medical Research and Material Command to support the development of vascular graft products.

         BLOOD CELL PRESERVATION PRODUCTS

         LifeCell is developing proprietary technology to extend the shelf life of transfusable platelets, red blood cells and other mammalian cells. This technology differs from the universal tissue graft applications in that cell viability is crucial to successful processing.

         THROMBOSOL PLATELET STORAGE SOLUTION. LifeCell is developing a proprietary biochemical formulation called ThromboSol platelet storage solution to protect transfusable platelets from damage at low temperatures. Platelets are blood cells that control clotting. Untreated platelets are sensitive to low temperatures and cannot be effectively refrigerated. Presently, platelets are stored at room temperature and, due to the risk of microbial contamination, have a limited shelf life of three to five days. LifeCell has shown in laboratory tests that the addition of ThromboSol solution preserves the functional aspects of refrigerated platelets for up to ten days and frozen platelets for more than six months. LifeCell initiated toxicity studies for ThromboSol platelet storage solution in late 1994 and began preclinical animal studies in 1995. LifeCell intends to license this product to major pharmaceutical and other appropriate companies.

         The ThromboSol development program has been funded through a Phase I and II SBIR contract with the United States Army. In April 1996, the Company received additional contract funding of $613,000 for this program from the United States Navy.

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

         The Company is seeking additional funds from various government granting agencies and potential corporate partners to continue this program and intends to license this technology to third-parties at a later stage of development.

CORPORATE ALLIANCE

         In 1994, LifeCell entered into a license and development agreement with Medtronic to develop jointly the Company's heart valve products. Pursuant to the agreement, Medtronic paid LifeCell an initial $1.5 million license fee. The agreement also provides that Medtronic will fund all costs of research and development, including clinical trials, receive the exclusive right to market any resulting commercial products and pay LifeCell royalties of up to $25 million on sales of products covered by the agreement. Medtronic may terminate the agreement at any time if in its sole business judgment it deems the development and commercialization of products thereunder not to be in its best interests or otherwise to be imprudent. In such event, and if the agreement is terminated under certain other circumstances, Medtronic has the option to convert the $1.5 million license fee into shares of Common Stock, subject to certain limitations, at the then current market price.

         In 1994, Medtronic also made a $500,000 equity investment in LifeCell by purchasing approximately 64,000 shares of Common Stock at $7.77 per share in exchange for rights of first refusal to negotiate licenses to LifeCell universal vascular conduit products.

MARKETING

         LifeCell currently markets AlloDerm grafts and cryopreserved allograft skin to United States burn treatment centers and other potential customers through its direct sales force. LifeCell has a sales and marketing staff consisting of a vice president of sales and marketing, a director of international sales and marketing, a national manager, a product manager, nine field technical representatives, a clinical specialist, a customer service representative, two marketing coordinators, and an international customer service assistant. The field technical representatives and clinical specialists are responsible for interacting with treatment physicians, primarily burn surgeons and plastic surgeons at burn treatment centers, and educating them regarding the use and anticipated benefit of AlloDerm tissue grafts. LifeCell also participates in national and international conferences and trade shows for burns and wound healing.

         The Company has engaged specialty distributors to market and sell AlloDerm tissue for plastic surgery indications. The Company has reached agreement with 11 such companies and plans to add additional distributors to cover the entire United States. The Company has nine field technical representatives, who are responsible for promoting the use of AlloDerm tissue products in plastic and reconstructive surgery and supporting regional distributors of the product.

         In June 1996, LifeCell engaged DENTSPLY International, Inc. (DENTSPLY) to distribute AlloDerm grafts for periodontal surgery on a worldwide basis. In March 1997, however, DENTSPLY advised LifeCell that it intends to discontinue operations of the division with responsibility for distributing AlloDerm. Accordingly, LifeCell expects that it will terminate the agreement with DENTSPLY and in the near future will resume marketing AlloDerm for periodontal applications through its direct sales force.

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

         LifeCell has entered into allograft skin procurement service agreements with certain tissue banks that, prior to these agreements, did not recover skin from consented tissue donors. Pursuant to these agreements, LifeCell accepts from these tissue banks all skin tissue that meets LifeCell's allograft skin procurement specifications, the requirements of the FDA and the procedural guidelines outlined by the American Association of Tissue Banks. Allograft skin tissue that is procured in excess of that required to meet the demand for AlloDerm tissue products is processed by conventional cryopreservation and distributed to burn treatment centers and hospitals for use as a temporary or transitional wound dressing. See "--Products--Temporary Wound Coverage --Cryopreserved Allograft Skin".

         The Company has established what it believes to be adequate sources of cadaveric skin at acceptable costs to satisfy the foreseeable demand for AlloDerm tissue products. Although to date the Company has not experienced any material difficulty in procuring adequate supplies of cadaveric skin, there can be no assurance that the future availability of human skin will be sufficient to meet LifeCell's demand for such materials. Any supply shortage of available tissues in the future would have a material adverse effect on LifeCell's business. Different grades or thicknesses of material are required for different surgical uses. There can be no assurances that imbalances in demand will not result in shortages of desired materials and simultaneous increases in inventoried materials.

GOVERNMENT REGULATION

         Government regulation, both domestic and foreign, is a significant factor in the manufacture and marketing of LifeCell's current and developing products. In the United States, the Company's currently marketed human skin allograft and AlloDerm products are subject to regulation by the FDA. The United States Food, Drug and Cosmetics Act (the "FDC Act"), the Public Health Service Act (the "PHS Act") and other federal statutes and regulations govern or influence the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to authorize the marketing of new products or to allow the Company to enter into supply contracts and criminal prosecution.

         In December 1993, the FDA published an interim rule regulating "banked human tissue". The rule defines banked human tissue as any tissue derived from a human body which is (i) intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease and (ii) recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product or medical device and kidney, liver, heart, lung, pancreas or any other vascularized human organ. Banked human tissue is regulated by the FDA in a manner the agency has deemed necessary to protect the public health from the transmission of HIV infection and hepatitis infection through transplantation of tissue from donors with or at risk of these diseases. Under the FDA regulations, all facilities engaged in the procurement, processing, storage or distribution of human tissue intended for transplant are required to assure that certain infectious disease testing and donor screening is performed and that records documenting such testing for each tissue are available for inspection by the FDA. The regulations also provide authority for the FDA to conduct inspections of banked human tissue facilities and to detain, recall or destroy tissue for which appropriate documentation is not available. Banked human tissue, however, is not subject to premarket notification or approval by the FDA as are certain drugs, biologicals and medical devices.

         In December 1991, the Company first contacted the FDA regarding the regulatory status of AlloDerm and was advised in May 1992 that the FDA had not made a final determination on the status of intact processed human cadaver skin, that the agency currently was studying the issue and that these products may at some future time be subject to FDA regulation. The FDA sent the Company a copy of the December 1993 publication of the FDA's banked human tissue regulations shortly after its release of such regulations and inspected the Company for compliance with those regulations in July 1994. For these reasons, the Company believed that AlloDerm was covered by the FDA's definition of banked human tissue and that the product would not be regulated as a medical device.

         In November 1995, following LifeCell's commercial introduction of AlloDerm for periodontal applications, the Company received a letter from the FDA, stating that it considered AlloDerm to be a "device" as defined by the FDC Act, and that a 510(k) premarket notification was required to be submitted and cleared by the FDA in order to market the product. Following several months of correspondence and discussions with the FDA, the Company received a letter from the agency dated September 17, 1996, to the effect that, after considering the information and views that the Company submitted at a May 1996 meeting with agency officials and in subsequent correspondence, the FDA agrees with the Company's position that AlloDerm intended for use for replacement or repair of damaged or inadequate integumental tissue, including gingival dermis, is banked human tissue within the meaning of the interim final rule. Consequently, AlloDerm is not subject to premarket notification or approval by the FDA and the Company may continue to promote and sell AlloDerm for use in the treatment of wounds, such as third-degree burns, in periodontal surgical procedures, such as free-gingival grafting and guided tissue regeneration, and in plastic and reconstructive surgery procedures, such as contracture release grafting and scar revision. The agency also informed the Company that this decision applies only to AlloDerm when it is intended for use in transplantation, and the regulatory status of the product when it is promoted for other uses, such as a void filler for soft tissue, for cosmetic augmentation or as a wound healing agent (the "Additional Indications"), would need to be determined by the FDA on a case by case basis.

         While the Company's marketing efforts had not previously focused on the Additional Indications, as a follow-up to its September 17 letter, the FDA, by letter dated September 23, 1996, informed the Company that indications for Additional Indications would have to be formally presented to the FDA to determine if, with these indications, AlloDerm would continue to fall within the scope of the interim rule for banked human tissue and thus not require premarket clearance. The Company was asked to indicate what changes in advertisement and promotion it would make for AlloDerm in response to the September 23, 1996 letter. The Company responded to the FDA letter in October 1996, and informed the agency that the Company believes that the distinctions drawn regarding the definition of transplantation and banked human tissue and between integumental tissue and all other tissue in the September 17 opinion were fairly novel and ones for which the Company would require clarification from the FDA as it goes forward. The Company believes that AlloDerm, when used for augmentation and as a void filler, still qualifies as banked human tissue. Similarly, the Company advised the FDA that since almost every replacement or repair of damaged or inadequate tissue involves a cosmetic aspect, the Company believes that many cosmetic uses of AlloDerm are within the purview of banked human tissue.

         Nevertheless, the Company informed the FDA that it intends to follow the agency's decision and, until this matter is clarified on a case by case basis, will not promote AlloDerm for the Additional Indications. The Company also advised the FDA that it would present its arguments to the agency as to why it believes that these uses fall within the definition of banked human tissue. There can be no assurance that the FDA will not finally conclude that use of AlloDerm for the Additional Indications should be regulated as a medical device and require a 510(k) premarket notification or premarket approval ("PMA") for AlloDerm for such indications. If the FDA were to conclude definitively that the Company is required to obtain agency clearance of a 510(k) notification or approval of a PMA for AlloDerm for the Additional Indications, the FDA may require the Company to conduct laboratory testing and preclinical and clinical studies of AlloDerm to support a marketing application. Testing, preparation of necessary applications and processing of those applications by the FDA is expensive and any required laboratory testing or preclinical or clinical studies that the Company were required to conduct could take several years to complete. There can be no assurance that any required testing could be completed successfully, or that if successfully completed, would provide sufficient data and information to enable the FDA to determine, on a timely basis, if at all, that when AlloDerm is used for the Additional Indications, it is substantially equivalent to a legally marketed predicate device or is safe and effective for the Additional Indications and permit the product to be marketed for such uses. Failure of the Company to receive any required FDA clearance or approval of AlloDerm for the Additional Indications on a timely basis would preclude promotion of AlloDerm for the Additional Indications and could have a material adverse effect on the Company's business, financial condition and results of operation. See "--Risk Factors--Regulatory Status of AlloDerm".

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

         In its interim rule on banked human tissue, the FDA stated that it would propose additional requirements for such products. Additional requirements may include registration of tissue banking establishments with the FDA, donor-recipient tracking and clinical evaluation of tissues that are determined to have undergone other than "minimal processing". To date, the FDA has not proposed additional requirements; however, if significant additional regulatory requirements were to be established, the Company could incur significant additional costs in order to comply with such requirements.

         LifeCell's proposed human and xenograft heart valve products and its proposed xenograft tissue transplantation products including XenoDerm tissue and xenograft vascular conduits will be subject to regulation by the FDA as medical devices, although the FDA has proposed classifying human heart valves as banked human tissue. LifeCell's proposed blood cell additives, including ThromboSol platelet storage solution, will be subject to regulation as biologics. Accordingly, such products will require FDA premarket approval or clearance prior to commercialization. To obtain FDA approval or clearance for these products, the Company must submit proof of the safety and efficacy of these products. In most cases, this entails extensive pre-clinical and clinical testing. Such testing must be performed in accordance with the FDA's regulations. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming and will take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain the FDA approvals or clearances that could delay or preclude the Company from marketing any product it may develop. The FDA may also require post-market testing and surveillance to monitor the effects of approved products, and may place conditions on approvals that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to commercialize patented products.

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

         Under the 510(k) premarket notification procedure, the applicant or "sponsor" submits an application containing data that demonstrate the "substantial equivalence" of the product to a device marketed prior to the enactment of the Medical Device Amendments of 1976 or to a device legally marketed thereafter pursuant to a 510(k). The FDA may require a 510(k) applicant to submit additional, and possibly extensive, clinical data establishing the safety and effectiveness of the product for each proposed medical use. Prior to conducting the necessary clinical trials, an applicant may be required to submit an investigational device ("IDE") protocol to the FDA for approval. An IDE application typically contains data from laboratory and animal testing demonstrating that the product is sufficiently safe for study in humans as well as a description of the proposed study methods and protocol. Clinical studies must be conducted according to a written protocol and pursuant to the approval and oversight of one or more Institutional Review Boards. In addition, clinical investigators must adhere to good clinical practices. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time for non-compliance with its regulations, because of safety issues or for other reasons. The collection of data and preparation of a 510(k) application can be costly and time consuming, and a 510(k) applicant may not market the product until a favorable decision is received from the FDA. The FDA review of a 510(k) premarket notification can take anywhere from a few months to several years. There can be no assurance that marketing clearance ultimately will be obtained for any of LifeCell's products that are the subject of 510(k) premarket notifications.

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

         With respect to LifeCell's proposed biological products, the Company or its contracted designee must obtain both a product license and an establishment license from the FDA prior to marketing. A product and license application ("PLA") and establishment license application ("ELA") must be submitted and supported by extensive data, including preclinical and clinical data that demonstrate that the manufactured product meets prescribed standards of safety and efficacy. Before conducting the required clinical testing of a biological product, an applicant must submit an investigational new drug ("IND") application to the FDA. Similar to the IDE for testing of devices, the IND application must contain preclinical data demonstrating the safety of the product for human investigational use, information about the manufacturing processes and procedures, and the proposed clinical protocol. Clinical trials of biological products are typically conducted in three sequential phases, but may overlap. Phase I trials test the product in a small number of healthy subjects, primarily to determine its safety and tolerance at one or more doses. In Phase II, in addition to safety, the efficacy, optimal dose and side effects of the product are evaluated in a patient population somewhat larger than the Phase I trial. Phase III involves further safety and efficacy testing on an expanded patient population at geographically dispersed test sites. All clinical studies must be conducted in accordance with FDA approved protocol and are subject to the approval and monitoring of one or more Institutional Review Boards. In addition, clinical investigators must adhere to good clinical practices. Completion of all three phases of clinical studies may take several years, and the FDA may temporarily or permanently suspend a clinical study at any time. Upon completion and analysis of clinical trials, the applicant assembles and submits a PLA and an ELA. The ELA contains a complete description of the manufacturing process. Before the licenses can be granted, the Company or its designee must undergo a successful establishment inspection. The FDA review and approval of a biological product can take several years.
 There can be no assurance that LifeCell will obtain the required approvals for any of its proposed biological products.

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

In addition, NOTA prohibits the acquisition, receipt or transfer of certain human organs, including skin and heart valves and vascular conduits for "valuable consideration", but permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human tissue and skin. Assuming that NOTA applies to LifeCell's products, it may be interpreted to limit the prices that LifeCell may charge for processing and transporting such human tissue products. LifeCell includes in its AlloDerm pricing structure certain of its educational costs associated with the processing and transportation of human tissue. Although LifeCell believes that recovery of educational costs is permitted under NOTA, a future inability of LifeCell to pass these costs on to purchasers of its products could adversely affect LifeCell's business and prospects. Assuming that NOTA applies to LifeCell's products, LifeCell intends to comply with NOTA, but there can be no assurance that the government will not adopt interpretations of NOTA that would adversely affect LifeCell's pricing structure or otherwise call into question one or more aspects of LifeCell's method of operation.

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

RESEARCH AND DEVELOPMENT

         LifeCell currently uses funds received primarily through external sources, including corporate alliances and government grants and contracts, to fund the development of additional universal tissue products and products for blood cell preservation.

         LifeCell plans to continue to develop its non-AlloDerm technology through an ongoing research and product development program. To date, its research has been funded primarily through government SBIR grants, Department of Defense (DOD) contracts and the proceeds from various offerings of its equity securities. LifeCell's research and development costs in 1994, 1995 and 1996 for all programs, including those programs funded through corporate and government support, were approximately $2.1 million, $2.2 million and $1.6 million, respectively. The development of LifeCell heart valves is currently being funded by Medtronic. The 1996 funding of this program was approximately $546,000. See "--Corporate Alliance".

         The SBIR grant program provides funding for two phases of awards. Phase I is to evaluate the scientific and technical merit and feasibility of an idea. Awards are up to $100,000 with a period of performance normally not to exceed six months. Phase II is to expand on the results of and pursue the development of Phase I. Awards are up to $750,000, with a period of performance normally not to exceed two years. To date, LifeCell has been awarded approximately $4.6 million through 14 approved SBIR program awards and Department of Defense contracts.

         In 1996, LifeCell received a two-year Phase II SBIR grant award from the NSF in the amount of $300,000 to support the composite skin graft program, a one-year U.S. Navy contract in the amount of approximately $613,000 to support the ThromboSol program and a two-year Collaborative Agreement with the U.S. Army in the amount of approximately $1,069,000 to support investigation of AlloDerm grafts to repair dura mater, the membrane lining of the brain, the use of AlloDerm grafts in conjunction with microskin grafting in burn wounds and the development of vascular graft products.

         LifeCell intends to continue to seek funding through the SBIR programs, as well as to pursue additional government grant and contract programs. Generally, LifeCell has the right to patent any technologies developed from government grants and contract funding, subject to the United States government's right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

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

         LifeCell believes that it owns or has the right to use all knowledge necessary to manufacture and market its current products and planned products without infringing any existing patent or proprietary rights of others such that it would be liable for damages or prevented from manufacturing or marketing its products. No assurances may be given, however, that the Company's patents or other proprietary rights may not be the subject of an infringement or other claim that could invalidate to some extent its patents or other rights. Any successful patent infringement claim relating to any patent could have a material adverse effect on the Company. See "-- Risk Factors--Patents and Proprietary Rights".

         LifeCell may decide for business reasons to retain certain knowledge that it considers proprietary as trade secrets. In that event, or if patent protection is unattainable, LifeCell must rely upon trade secrets, know-how and continuing technological innovation to maintain its competitive position. Employees and consultants of LifeCell who have access to proprietary information have signed confidentiality agreements. It is LifeCell's policy to require any new employee to sign similar confidentiality agreements.

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

         Advanced Tissue Sciences, Inc. and Organogenesis, Inc. each has developed or is developing such dermal equivalent products. In early 1997, Advanced Tissue Sciences received a PMA from the FDA to market a temporary wound covering. LifeCell does not believe that this product will directly compete with AlloDerm, which is a permanent graft.

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

         Integra LifeSciences Corporation received a PMA in 1996 from the FDA to market two-layer wound dressings that include a biosynthetic dermal equivalent and a silicone membrane. Integra's product is currently restricted to treatment of life-threatening burns in cases where autologous tissue is not available. This treatment requires that the patient's autograft be applied in a subsequent surgery approximately two weeks later.

         LifeCell believes that AlloDerm grafts will effectively compete with Integra's product in the treatment of burns based on superior product performance and because AlloDerm grafts can be applied simultaneously with the patient's autograft in a single procedure as opposed to an additional subsequent procedure, thereby reducing surgical costs.

         COMPOSITE SKIN GRAFT. Genzyme Tissue Repair has developed technology for culturing autologous keratinocytes (epidermal) cells for commercial distribution. LifeCell believes that these cultured epidermal cell sheets alone are not optimum as a permanent skin replacement for full-thickness skin injury. This product does not contain a dermal layer, and in some clinical cases this type of treatment for a full-thickness wound has resulted in fragility with severe blistering and loss of grafts. The fragile nature of the product usually requires that it be hand-carried to the hospital. In some cases, this product has been used by burn surgeons in conjunction with AlloDerm grafts in an attempt to improve the quality of healing with these cultured cell sheets.

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

         AlloDerm grafts used as barrier membranes for guided tissue regeneration compete with several commercial products, including "Gore-Tex", manufactured by W.L. Gore & Associates, Inc. Gore-Tex is nonabsorbable and must be removed by the periodontist several months following the initial surgery. LifeCell believes that AlloDerm grafts compete with Gore-Tex by eliminating the need for a second surgical procedure for removal of the membrane. The Company is aware of other barrier membrane products that are absorbed by the body and, therefore, do not have to be removed, including products manufactured by Guidor and Integra LifeSciences Corporation. LifeCell believes that AlloDerm grafts will compete with absorbable membrane products through more effective performance and versatility of use.

         ALLODERM TISSUE PRODUCTS--PLASTIC AND RECONSTRUCTIVE SURGERY. When used during reconstructive surgery as a graft to release burn wound contractures, AlloDerm competes with the patient's own tissue and potentially with the products described above intended for burn wound grafting. For the repair and replacement of damaged or inadequate integumental tissue, AlloDerm competes with injectable collagen products, such as those manufactured by Collagen Corporation, and bovine synthetic products such as Gore-Tex. LifeCell believes that AlloDerm will compete with these products because of AlloDerm's high biocompatibility and reduced immune response.

CRYOPRESERVED ALLOGRAFT SKIN (TEMPORARY WOUND COVERAGE). LifeCell competes with regional tissue banks for the distribution of cryopreserved allograft skin for temporary wound coverage. The Company believes that it can compete successfully with these tissue banks by offering customized products and services, such as pre- meshing of the grafts, which save time in the operating room reducing surgery costs.

         Advanced Tissue Sciences, Inc. has received a PMA from the FDA for a biosynthetic wound dressing consisting of a commercially available wound dressing in which human neonatal fibroblasts are cultured and then covered with a thin synthetic covering to prevent fluid loss. LifeCell believes that its cryopreserved allograft skin product will compete successfully with this product primarily because the application of cryopreserved allograft skin is considered the clinically preferred procedure for temporary wound coverage.

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

         VASCULAR CONDUITS. Medical treatment for cardiovascular disease, including atherosclerosis, is a highly competitive industry. Significant technological progress has been made with respect to the development of minimally invasive devices for dilation of blocked vessels and devices for physically removing the plaque from the vessel wall. Additionally, drugs are being developed to prevent or reverse atherosclerosis. Bypass surgery, however, is generally performed when the patient displays extensive deposits of plaque throughout the length of one or more vessels, when the blockage is in a critical position or when the blockage site cannot be safely accessed.

         The two current clinically preferred methods for coronary arterial bypass procedure are transposing available arteries and using an autologous vein from another area in the patient's body. The second procedure induces trauma to the area of vein harvest and has shown evidence of failure or occlusion after five to ten years. There are commercially available synthetic vascular conduit substitutes, but these products also show evidence of occlusion and the increased potential for leaking and infection. LifeCell believes that its processing technology will reduce the causes and, accordingly, the potential for vessel occlusion, leakage and infection.

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

EMPLOYEES

         At March 26, 1997, the Company had 73 full-time and two part-time employees of which 23 were employed in processing and support, 18 in sales and marketing, 17 in research and development and 17 in administration and accounting. As of March 26, 1997, the Company employed, full time, two persons with M.D.
degrees and six persons with Ph.D. degrees.

RISK FACTORS

         THE COMPANY'S EXPECTATIONS WITH RESPECT TO FUTURE RESULTS OF OPERATIONS THAT MAY BE EMBODIED IN ORAL AND WRITTEN FORWARD-LOOKING STATEMENTS, INCLUDING ANY FORWARD-LOOKING STATEMENTS THAT MAY BE CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT MUST BE CONSIDERED WHEN EVALUATING THE LIKELIHOOD OF THE COMPANY'S REALIZATION OF SUCH EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

         NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL

         LifeCell expects to incur substantial expenses for AlloDerm marketing and the Company's product development programs (including costs of clinical studies), production, sales and marketing, product introduction, technical seminars, support of ongoing administrative activities and research and development activities, such as regulatory and quality assurance programs and continuing applications for patent protection for the proprietary aspects of its technology. The Company currently intends to fund these activities from its existing cash resources, sales of products, and research and development funding received from others. There can be no assurance that such sources of funds will be sufficient to meet these future expenses. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1997 and 1998 as well as the extent to which the Company may decide or may be required to use its own resources, in addition to external funding, to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms.

         HISTORY OF OPERATING LOSSES

         The Company has incurred substantial losses since inception in January 1986, including losses of approximately $3.7 million, $3.9 million and $ 4.1 million for the years ended December 31, 1994, 1995, and 1996, respectively, and had an accumulated deficit of approximately $29.3 million at December 31, 1996. There can be no assurance that the Company will ever become profitable.

         FDA REGULATORY STATUS OF ALLODERM

         In December 1993, the FDA published an interim rule regulating "banked human tissue". The rule defines banked human tissue as any tissue derived from a human body which is (i) intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease and (ii) recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product or medical device and kidney, liver, heart, lung, pancreas or any other vascularized human organ. Banked human tissue is regulated by the FDA in a manner the agency has deemed necessary to protect the public health from the transmission of HIV infection and hepatitis infection through transplantation of tissue from donors with or at risk of these diseases. Under the FDA regulations, all facilities engaged in the procurement, processing, storage or distribution of human tissue intended for transplant are required to assure that certain infectious disease testing and donor screening is performed and that records documenting such testing for each tissue are available for inspection by the FDA. The regulations also provide authority for the FDA to conduct inspections of banked human tissue facilities and to detain, recall or destroy tissue for which appropriate documentation is not available. Banked human tissue, however, is not subject to premarket notification or approval by the FDA as are certain drugs, biologicals and medical devices.

         In December 1991, the Company first contacted the FDA regarding the regulatory status of AlloDerm and was advised in May 1992 that the FDA had not made a final determination on the status of intact processed human cadaver skin, that the agency currently was studying the issue and that these products may at some future time be subject to FDA regulation. The FDA sent the Company a copy of the December 1993 publication of the FDA's banked human tissue regulations shortly after its release of such regulations and inspected the Company for compliance with those regulations in July 1994. For these reasons, the Company believed that AlloDerm was covered by the FDA's definition of banked human tissue and that the product would not be regulated as a medical device.

         In November 1995, following LifeCell's commercial introduction of AlloDerm for periodontal applications, the Company received a letter from the FDA, stating that it considered AlloDerm to be a "device" as defined by the FDC Act, and that a 510(k) premarket notification was required to be submitted and cleared by the FDA in order to market the product. Following several months of correspondence and discussions with the FDA, the Company received a letter from the agency dated September 17, 1996, to the effect that, after considering the information and views that the Company submitted at a May 1996 meeting with agency officials and in subsequent correspondence, the FDA agrees with the Company's position that AlloDerm intended for use for replacement or repair of damaged or inadequate integumental tissue, including gingival dermis, is banked human tissue within the meaning of the interim final rule. Consequently, AlloDerm is not subject to premarket notification or approval by the FDA and the Company may continue to promote and sell AlloDerm for use in the treatment of wounds, such as third-degree burns, in periodontal surgical procedures, such as free-gingival grafting and guided tissue regeneration, and in plastic and reconstructive surgery procedures, such as contracture release grafting and scar revision. The agency also informed the Company that this decision applies only to AlloDerm when it is intended for use in transplantation, and the regulatory status of the product when it is promoted for other uses, such as the Additional Indications, would need to be determined by the FDA on a case by case basis. To date, a minimal amount of LifeCell's aggregate product sales are attributable to the Additional Indications.

         While the Company's marketing efforts had not previously focused on the Additional Indications, as a follow-up to its September 17 letter, the FDA, by letter dated September 23, 1996, informed the Company that indications for Additional Indications would have to be formally presented to the FDA to determine if, with these indications, AlloDerm would continue to fall within the scope of the interim rule for banked human tissue and thus not require premarket clearance. The Company was asked to indicate what changes in advertisement and promotion it would make for AlloDerm in response to the September 23, 1996 letter. The Company responded to the FDA letter in October 1996, and informed the agency that the Company believes that the distinctions drawn regarding the definition of transplantation and banked human tissue and between integumental tissue and all other tissue in the September 17 opinion were fairly novel and ones for which the Company would require clarification from the FDA as it goes forward. The Company believes that AlloDerm, when used for augmentation and as a void filler, still qualifies as banked human tissue. Similarly, the Company advised the FDA that since almost every replacement or repair of damaged or inadequate tissue involves a cosmetic aspect, the Company believes that many cosmetic uses of AlloDerm are within the purview of banked human tissue.

         Nevertheless, the Company informed the FDA that it intends to follow the agency's decision and, until this matter is clarified on a case-by-case basis, will not promote AlloDerm for the Additional Indications. The Company also advised the FDA that it would present its arguments to the agency as to why it believes that these uses fall within the definition of banked human tissue. There can be no assurance that the FDA will not finally conclude that use of AlloDerm for the Additional Indications should be regulated as a medical device and require a 510(k) premarket notification or PMA for AlloDerm for such indications. If the FDA were to conclude definitively that the Company is required to obtain agency clearance of a 510(k) notification or approval of a PMA for AlloDerm for the Additional Indications, the FDA may require the Company to conduct laboratory testing and preclinical and clinical studies of AlloDerm to support a marketing application. Testing, preparation of necessary applications and processing of those applications by the FDA is expensive and any required laboratory testing or preclinical or clinical studies that the Company were required to conduct could take several years to complete. There can be no assurance that any required testing could be completed successfully, or that if successfully completed, would provide sufficient data and information to enable the FDA to determine, on a timely basis, if at all, that when AlloDerm is used for the

Additional Indications, it is substantially equivalent to a legally marketed predicate device or is safe and effective for the Additional Indications and permit the product to be marketed for such uses. Failure of the Company to receive any required FDA clearance or approval of AlloDerm for the Additional Indications on a timely basis would preclude promotion of AlloDerm for the Additional Indications and could have a material adverse effect on the Company's business, financial condition and results of operation. See "--Government Regulation--Proposed Products".

         GOVERNMENT REGULATION--PROPOSED PRODUCTS

         Many if not all of LifeCell's products under development will require regulatory approval or clearance prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing as a condition of approval by the FDA and by similar regulatory authorities in foreign countries. The lengthy process of obtaining these approvals and clearances and the ongoing process of compliance with applicable federal statutes and regulations will require the expenditure of substantial resources, and there can be no assurance that the FDA or foreign approvals will be obtained for any of the Company's proposed products.

         LifeCell's proposed human and xenograft heart valve products and its proposed xenograft tissue transplantation products will be subject to regulation as medical devices. The Company's proposed blood cell additives will be subject to regulation as biologics. Such products require FDA premarket clearance prior to commercialization in the United States. To obtain FDA approval for these products, the Company must submit proof of their safety and efficacy. Testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming. There can be no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA clearances that could delay or preclude the Company from marketing any product it may develop. The FDA may also place conditions on clearances that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the governmental clearance process may materially reduce the period during which the Company has the exclusive right to commercialize patented products.

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

         DEPENDENCE ON KEY MANAGEMENT AND PERSONNEL

         The success of LifeCell will be dependent largely on the efforts of Paul M. Frison, Chairman of the Board, President and Chief Executive Officer of the Company, and Stephen A. Livesey, M.D., Ph.D., Executive Vice President, Chief Scientific Officer and a director of the Company. The loss of either person's services would have a material adverse effect on LifeCell's business and prospects. Dr. Livesey, a citizen of Australia, has received an extension of an "H-1B" visa to work in the United States that currently expires in June 1997, and he is in the process of applying for permanent residence status in the United States. There can be no assurance that he will be able to obtain such status. Further, the success of LifeCell is also dependent upon its ability to hire and retain suitable operating, marketing and technical personnel. The competition for qualified personnel in the biomedical industry is intense and, accordingly, there can be no assurance that LifeCell will be able to hire or retain necessary personnel.

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

         LifeCell believes that it owns or has the right to use all knowledge necessary to manufacture and market its current products and planned products without infringing any existing patent or proprietary rights of others such that it would be liable for damages or prevented from manufacturing or marketing its products. No assurances may be given, however, that the Company's patents or other proprietary rights may not be the subject of an infringement or other claim that could invalidate to some extent its patents or other rights. Any successful patent infringement claim relating to any patent could have a material adverse effect on the Company.

         There can be no assurance that LifeCell will not be required to resort to litigation to protect its patents or other proprietary rights or that the Company may be the subject of patent litigation to defend its patents or other rights against claims of infringement or other intellectual property claims. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition and results of operations.

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

         PRODUCT LIABILITY AND INSURANCE

         The Company's business will expose it to potential product liability risks which are inherent in the testing, manufacturing and marketing of medical products. Although the Company has product liability insurance coverage with an aggregate limit of $5 million, there can be no assurance that such insurance will provide adequate coverage against potential liabilities or that adequate product liability insurance will continue to be available in the future or that it can be maintained on acceptable terms.

         LIMITATION ON THE USE OF NET OPERATING LOSSES AND RESEARCH AND DEVELOPMENT TAX CREDITS

         As of December 31, 1996, LifeCell had accumulated net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $26 million and research and development tax credits of approximately $385,000 since its inception, and may continue to incur NOL carryforwards. United States tax laws provide for an annual limitation on the use of NOL carryforwards following certain ownership changes and also limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities. Accordingly, LifeCell may not be able to take full advantage of its NOL carryforwards and tax credits for federal income tax purposes.

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


ITEM 2.  PROPERTIES

         LifeCell leases approximately 20,000 square feet of laboratory, office and warehouse space at its facilities in The Woodlands, Texas, under lease agreements that expire in January 2001. The Company's monthly rental obligation for its facilities is approximately $18,000.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         MARKET FOR THE COMMON STOCK

         The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "LIFC". The table below sets forth the high and low sales prices of the Common Stock for each quarter of 1995 and 1996, as reported by The Nasdaq Stock Market. The quotations reflect inter-dealer prices, without retail mark-down or commission, and may not represent actual transactions.


                                  1995                         1996
                               Price Range                  Price Range
                            -----------------           ------------------

                              High      Low                High       Low
                            -----------------           ------------------

First Quarter                $4        $1 5/8            $6        $2 1/4

Second Quarter                5 1/2     2 1/8             5         3 3/4

Third Quarter                 4 3/4     3 3/8             5 7/8     3 5/8

Fourth Quarter                4         2                 4 1/4     2 7/8


         As of March 26, 1997, the last sales price per share of LifeCell's Common Stock, as reported by The Nasdaq Stock Market, was $7.00.

         At March 26, 1997, the Company's 6,754,761 shares of Common Stock outstanding were held by approximately 250 stockholders of record and the Company estimates that there are in excess of 1,500 beneficial owners. At March 26, 1977, the Company's 125,583 shares of Series B Preferred Stock outstanding were held by 52 stockholders of record.

         DIVIDEND POLICY

         LifeCell has not paid a cash dividend to its holders of Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future.

         Pursuant to the terms of the Company's Series A Preferred Stock, on December 6, 1996, the Company paid a per share dividend of $1.60 in shares of Common Stock to the holders of the Series A Preferred Stock, on March 26, 1997, the Company paid a per share dividend of $.50 in shares of its Common Stock to such security holders, and on March 26, 1997, the Company paid a per share dividend of $.25 in cash to such security holders.
 Also on March 26, 1997, in accordance with the terms of the Series A Preferred Stock, the Company redeemed all of the outstanding shares of the Series A Preferred Stock through the conversion of such shares into shares of Common Stock. Accordingly, no further dividends are payable in respect of the Series A Preferred Stock.

         On February 15, 1997, the Company paid a per share dividend of $1.17 in shares of Series B Preferred Stock to the holders of Series B Preferred Stock. The Series B Preferred Stock bears dividends at the annual rate of (i) $6.00 (subject to adjustment in certain events) and (ii) the per annum rate of dividends per share paid, if applicable, by the Company, on the Common Stock. The dividends may be paid, at the Company's option, in cash or shares of Series B Preferred Stock or in a combination of cash and shares of Series B Preferred Stock.

The dividends will accrue and be paid quarterly. Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus or current net profits.

         RECENT SALES OF UNREGISTERED SECURITIES

         During November 1996, the Company completed a private placement of 124,157 shares of its Series B Preferred Stock and stock purchase warrants to purchase an aggregate of 2,803,530 shares of Common Stock for a total purchase price of $12,415,700. The Series B Preferred Stock and warrants were sold to accredited investors. Each share of Series B Preferred Stock is convertible at any time into approximately 32.26 shares of Common Stock, subject to adjustment in certain events. The placement agent for the private placement received a stock purchase warrant to purchase an aggregate of 354,734 shares of Common Stock.

         From January 1, 1996 through September 13, 1996, the Company issued a total of 5,000 shares of Common Stock for an aggregate consideration of $14,375 to a director of the Company pursuant to the exercise of options granted under the Company's non-employee director stock option plan. Also in 1996, the Company issued a total of 247,000 shares of Common Stock for an aggregate consideration of $765,700 to certain holders of the Company's Series A Preferred Stock pursuant to the exercise of certain stock purchase warrants.

         The Company considers the above-described securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) or Regulation D of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 1996, derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form
10-K.

                                                                            Year Ended
                                                                            December 31,

                                                         1992             1993             1994             1995             1996
                                                      ---------        ---------         --------        ---------       -----------
OPERATIONS STATEMENT DATA:

Revenues:
   Product sales .............................               --           20,737           93,940          742,238        2,012,205

   Corporate alliance ........................          $    --          $    --        $ 358,331       $  825,221       $  546,461

   Grants and contracts ......................          239,102          377,057          364,334          239,116          386,904
                                                      ---------        ---------         --------        ---------       -----------
      Total revenues .........................          239,102          397,794          816,615        1,806,575        2,945,570
                                                      ---------        ---------         --------        ---------       -----------
Costs and expenses:

   Cost of goods sold ........................             --            207,398          515,500          925,174        1,281,353

   Funded research and
   development ...............................          239,102          377,057          722,675        1,064,337          933,365

   Proprietary research and
   development ...............................        1,354,941        1,718,799        1,363,176        1,105,427          654,821

   General and administrative ................        1,165,662        1,479,327        1,381,470        1,422,588        1,911,254

   Selling and marketing .....................          205,108          268,618          727,615        1,475,296        2,389,573
                                                      ---------        ---------       ---------        ---------       -----------

      Total costs and expenses ...............        2,964,813        4,051,199        4,710,436        5,992,822        7,170,366
                                                      ---------        ---------       ---------        ---------       -----------

Loss from operations .........................       (2,725,711)      (3,653,405)      (3,893,821)      (4,186,247)      (4,224,796)
                                                      ---------        ---------        ---------        ---------       -----------

   Interest income and other .................          161,443          223,973          167,300          280,843          135,082
                                                      ---------        ---------        ---------        ---------       -----------

Net loss .....................................      $(2,564,268)      (3,429,472)      (3,726,521)      (3,905,404)      (4,089,714)
                                                      ---------        ---------        ---------        ---------       -----------
Loss per share(1) ............................            (0.70)           (0.80)           (0.90)           (1.10)           (1.14)
                                                      ---------        ---------        ---------        ---------       -----------
Shares used in computing loss per
share ........................................        3,643,333        4,277,171        4,294,179        4,313,366        4,542,519
                                                      ---------        ---------        ---------        ---------       -----------

                                                                              At December 31,


                                                         1992             1993             1994             1995             1996
                                                      ---------        ---------         --------        ---------       -----------

BALANCE SHEET DATA:
Cash and cash equivalents ...........      $  3,938,598       $    426,104       $  1,877,295       $  3,015,332       $ 10,748,250

Short-term investments ..............         2,589,493          3,016,511          5,154,824               --                 --

Working capital (deficit) ...........         6,770,195          3,433,008          6,613,304          2,888,048         10,884,779

Total assets ........................         7,413,401          4,260,079          7,997,404          4,376,039         12,890,015

Long-term obligations ...............              --                 --            1,500,000          1,500,000          1,500,000

Accumulated deficit .................       (13,189,203)       (16,618,635)       (20,678,402)       (24,774,753)       (29,310,934)

Total stockholders' equity ..........         7,152,253          4,045,661          5,743,127          2,093,906         10,197,104

(1) Includes effect of accounting treatment of preferred stock of $0.03, $0.19 and $0.24 in 1994, 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

GENERAL AND BACKGROUND

         LifeCell was organized in 1986 and since inception has been financed through the public and private sale of equity securities to individuals, venture capital firms and corporations, product sales, its corporate alliance with Medtronic and the receipt of government grants and contracts.

         In December 1993, LifeCell began commercial distribution of AlloDerm human dermal grafts. The initial AlloDerm product was used as a dermal replacement in the grafting of third-degree burns. LifeCell commenced commercial sales of AlloDerm for periodontal surgery in September 1995 and for plastic and reconstructive surgery uses in June 1995. The Company reported total product sales of approximately $94,000, $742,000 and $2,012,000 in 1994, 1995 and 1996,
respectively.

         In 1994, LifeCell entered into an agreement with Medtronic pursuant to which Medtronic agreed (subject to certain rights to terminate at Medtronic's discretion) to fund the development of LifeCell's proprietary tissue processing technology in the field of heart valves. Additionally, LifeCell's research and development of blood cell products has been substantially funded through government grants and contracts.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1996 AND 1995

         Total revenues for 1996 were approximately $2.9 million compared to approximately $1.8 million for 1995. As a result of increased marketing activities, expansion of distribution channels and expanded uses of the Company's
AlloDerm product, product sales for the year increased $1.3 million from 1995. Corporate alliance revenue decreased from $825,000 in 1995 to $546,000 in 1996 as a result of certain non-recurring revenue received by LifeCell in the first quarter of 1995 under the Medtronic agreement and the timing of planned activities performed by LifeCell related to the progress of the project. The corporate alliance revenue is recorded based on the costs of the work performed under the agreement. During 1996, the Company recognized $387,000 in revenue from its government grants and contracts, or an increase of $148,000 over 1995, as a result of additional governmental awards received during 1996 for the Company's ThromboSol and keratinocyte development programs.

         Total costs and expenses for 1996 were $7.2 million, an increase of $1.2 million compared to the same period of the prior year principally as a result of expanded sales and marketing activities for the Company's products and costs related to such expanded activities. Cost of goods sold for 1996 were $1.3 million compared to $925,000 in the same period of 1995. This increase was due to an increase in product sales and the shift from the development of AlloDerm to processing, consistent with taking a product to market. The cost of funded research and development declined from $1.1 million in 1995 to $933,000 in 1996 as a result of the timing of planned activities as well as the funding available, as such costs are reimbursed by others. Proprietary research and development expense decreased to $655,000 for the 1996 from $1.1 million in 1995 primarily due to the shift in the Company's focus from the development of AlloDerm to processing. General and administrative expense increased to $1.9 million for the year ended December 31, 1996 from $1.4 million in the same period of 1995 principally as a result of expanded administrative activities as the Company increased its product sales and marketing activities as well as certain administrative expenses recognized in conjunction with its 1996 financing activities and non-cash charges related to the reissuance of certain stock options. Selling and marketing expenses increased to $2.4 million for 1996 from $1.5 million in 1995 primarily due to the addition of sales personnel and promotional activities related to AlloDerm marketing and expanded distribution activities.

Interest income and other decreased by $146,000 from 1995 to 1996 as a result of the decrease in funds available for investment prior to the receipt of funds from an equity financing in late 1996, as well as lower interest rates in 1996.

         YEARS ENDED DECEMBER 31, 1995 AND 1994

         Total revenues for 1995 were $1.8 million compared to approximately $817,000 for 1994. This increase was primarily due to increased product sales and increased activities in the corporate alliance with Medtronic. Product sales increased to $742,000 in 1995 from $94,000 in 1994, due to greater market acceptance and additional sales efforts. The corporate alliance revenues increased to $825,000 in 1995 from $358,000 in 1994 due to a full year of activity in 1995 and increased heart valve development activities. In 1995, revenues included amounts recorded from one Small Business Innovative Research ("SBIR") contract of approximately $239,000, compared to $364,000 from two SBIR contracts in 1994. During 1995, research and development contracts and grants revenue consisted of $239,000 pursuant to the second year of a 1993 award of a Phase II $740,000 SBIR contract from the United States Army for the prolonged storage of platelets. Interest income increased to $281,000 in 1995 from $167,000 in 1994 due to an increase in average funds available for investment in 1995 as compared to 1994.

         Cost of goods sold for product sales increased $409,000 while revenues increased $648,000 during 1995 as compared to 1994. During 1994, the "start up" phase of manufacturing was still underway and the Company had excess capacity. This resulted in higher amounts of unabsorbed overhead costs in 1994 than in 1995.

         Proprietary research and development expense decreased to $1.1 million in 1995 from $1.4 million in 1994 primarily as a result of the transfer of AlloDerm related activities from proprietary research and development to processing (cost of goods sold). These costs previously were recorded in research and development expense.

         General and administrative expenses remained relatively consistent with the prior year. Selling and marketing expenses increased to $1.5 million in 1995 from $728,000 in 1994 primarily due to the addition of sales personnel, increased promotional activities related to AlloDerm marketing activities and commercial introduction of the AlloDerm graft in the periodontal surgery market.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, the Medtronic corporate alliance, government grants and contracts and interest on investments.

         LifeCell primarily funds research and development activities for products other than AlloDerm with external funds from its corporate alliance and government grants. In April 1996, LifeCell was awarded a one-year $613,000 contract from the U.S. Navy related to the development of ThromboSol. In August 1996, LifeCell was awarded a two-year $300,000 National Science Foundation Phase II grant related to its keratinocytes program. In December 1996, LifeCell was awarded a two-year contract from the U.S. Army to support the development of vascular graft products.

         In 1994, LifeCell entered into agreements with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund the development of LifeCell's proprietary tissue processing technology in the field of heart valves. Through December 31, 1996, LifeCell has recognized approximately $1.7 million in revenues for development funding, excluding the initial license fee, for this program.

         In January 1996, LifeCell borrowed $120,000 from a bank for working capital purposes. The loan was secured by cash, required monthly payments of $2,000, plus interest, matured December 31, 1996, and bore interest at a rate equal to 6.05% per annum. In August 1996, LifeCell borrowed $250,000 from the same bank for working capital purposes. This loan was secured by accounts and other receivables, matured in December 1996, and bore interest at a rate equal to prime plus .25% per annum. The notes were paid in full November 1996.

         In November 1996, LifeCell received net proceeds of approximately $10.9 million pursuant to the private sale of shares of Series B Preferred Stock and warrants exercisable for the purchase of Common Stock.

         In June 1996, LifeCell engaged DENTSPLY to distribute AlloDerm grafts for periodontal surgery on a worldwide basis. In March 1997, however, DENTSPLY advised LifeCell that it intends to discontinue operations of the division with responsibility for distributing AlloDerm. Accordingly, LifeCell expects that it will terminate the agreement with DENTSPLY and in the near future will resume marketing AlloDerm for periodontal applications through its direct sales force. While the Company anticipates that the termination of the DENTSPLY agreement may have some impact on revenues attributable to sales of AlloDerm for periodontal applications during this transition, LifeCell believes that it will not materially affect the Company's overall revenues attributable to AlloDerm sales.

         LifeCell expects to incur substantial expenses for AlloDerm marketing and the Company's product development programs (including costs of clinical studies), production, sales and marketing, product introduction, technical seminars, support of ongoing administrative activities and research and development activities, such as regulatory and quality assurance programs and continuing applications for patent protection for the proprietary aspects of its technology. The Company currently intends to fund these activities from its existing cash resources, sales of products, and research and development funding received from others. There can be no assurance that such sources of funds will be sufficient to meet these future expenses. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1997 and 1998 as well as the extent to which the Company may decide or may be required to use its own resources, in addition to external funding, to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms.

         LifeCell has had losses since inception and therefore has not been subject to federal income taxes. As of December 31, 1996, LifeCell had NOL and research and development tax credit carryforwards for income tax purposes of approximately $26 million and $385,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. A recapitalization effected by LifeCell in 1992, the issuance of additional capital stock pursuant to its initial public offering in 1992 and its sales of equity securities in 1994 and 1996 may cause a "more than 50 percent change in ownership" as defined in the applicable tax laws. Accordingly, LifeCell's ability to use its NOL and tax credit carryforwards to reduce future taxable income may be restricted.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of this Annual Report on Form 10-K, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 19, 1997, under the captions "Election of Directors" and "Executive Compensation", and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 19, 1997, under the caption "Executive Compensation", and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 19, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management", and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 19, 1997, under the caption "Executive Compensation", and such information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      DOCUMENTS INCLUDED IN THIS REPORT:

   1.   FINANCIAL STATEMENTS                                             PAGE
                                                                         ----
     Report of Independent Public Accountants...........................  F-2
     Balance Sheets as of December 31, 1995 and 1996....................  F-3
     Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996...................................  F-4
     Statements of Stockholders' Equity for the
     years ended December 31, 1995 and 1996.............................  F-5
     Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996...................................  F-6
     Notes to Financial Statements......................................  F-7

(B)      REPORTS ON FORM 8-K:

     During the quarter ended December 31, 1996, the Company filed (i) on November 27, 1996, a Current Report on Form 8-K dated as of November 18, 1996, to report the private placement of equity securities of the Company; and (ii) on December 31, 1996, a Current Report on Form 8-K dated as of December 27, 1996, at the request of The Nasdaq Stock Market. The latter report included the Company's balance sheet as of November 30, 1996, and was filed to evidence the Company's compliance with The Nasdaq Stock Market's continuing listing requirements for SmallCap issuers

(C)      EXHIBITS:

         Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

         Exhibits designated by the symbol + are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

EXHIBIT NO.                                      DESCRIPTION
----------                                       -----------
         LifeCell undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by Company in furnishing any such exhibit.

     3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 18, 1996).

     3.2      Amended and Restated By-laws (incorporated by reference to Exhibit
              3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

     4.1*     Form of Series B Preferred Stock Certificate.

     4.2* See Exhibit 10.21 -- Voting Agreement dated November 18, 1996, among LifeCell Corporation and certain stockholders named therein.

     10.1+ Employment Agreement and accompanying Confidentiality, Inventions and Discoveries and Non- Competition Agreement dated January 28, 1992, by and between the Registrant and Paul M. Frison (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 10, 1992).

     10.2+ Employment Agreement and accompanying Confidentiality, Inventions and Discoveries and Non- Competition Agreement dated January 28, 1992, by and between the Registrant and Stephen A. Livesey (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 10, 1992).

     10.3*+ LifeCell Corporation Second Amended and Restated 1992 Stock Option Plan, as amended.

     10.4*+ LifeCell Corporation Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, as amended.

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

     10.7+ Amended and Restated Registration Rights Agreement dated February 26, 1992, by and between the Registration and the stockholders named therein (incorporated by reference to Exhibit 10.40 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, Registration No. 33- 44969, filed with the Commission on February 27, 1992).

     10.8 Underwriter's Warrant Agreement dated March 6, 1992, between the Registrant and Robert Todd Financial Corporation, and First Amendment to Underwriter's Warrant Agreement dated January 26, 1993, between the Registrant and Robert Todd Financial Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
              1992).

EXHIBIT NO.                                      DESCRIPTION
----------                                       -----------

     10.9 Lease Agreement dated December 10, 1986, between the Registrant and The Woodlands Corporation, Modification and Ratification of Lease Agreement dated April 11, 1988, between the Registration and The Woodlands Corporation Modification and Ratification of Lease dated August 1, 1992, between the Company and The Woodlands Corporation and Modification, Extension and Ratification of Lease dated March 5, 1993, between the Registrant and The Woodlands Corporation, and Modification and Ratification of Lease Agreement dated December 21, 1995, between the Company and The Woodlands Office Equities--'95 Limited (incorporated by reference to Exhibit
              10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

     10.10 Lease Agreement dated September 1, 1988, between the Registrant and The Woodlands Corporation, and Modification of Lease Agreement dated March 5, 1993, between the Registrant and The Woodlands Corporation (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.11 Stock Purchase Warrant dated January 26, 1993, issued to Strategem of Alabama, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.12 License and Development Agreement dated March 3, 1994, between the Registrant and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 3, 1994).

     10.13 Investment Agreement dated March 3, 1994, between the Registrant and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated March 3, 1994).

     10.14 Lease Agreement between LifeCell Corporation and Unichem, dated August 1, 1994 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994).

     10.15* Securities Purchase Agreement dated November 18, 1996, between LifeCell Corporation and the Investors named therein.

     10.16* Voting Agreement dated November 18, 1996, among LifeCell Corporation and certain stockholders named therein.

     10.17* Registration Rights Agreement dated November 18, 1996, between LifeCell Corporation and certain stockholders named therein.

     10.18* Form of Stock Purchase Warrant dated November 18, 1996, issued to each of the warrant holders named on Schedule 10.19 attached thereto.

     10.19* Stock Purchase Warrant dated November 18, 1996, issued to Gruntal & Co., Incorporated.

     11.1*    Statement Regarding Computation of Per Share Earnings.

     23.1*    Consent of Arthur Andersen LLP.

     27.1*    Financial Data Schedule.

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

MOLECULAR DISTILLATION DRY......... To dry a sample containing unstable frozen water under conditions of vacuum
                                    and temperature such that ice
                                    crystallization and subsequent damage to the sample does not occur.

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

510(K) (REVIEW)...................  A process which enables a manufacturer to demonstrate to the FDA that a proposed
                                    product is "substantially equivalent" to another product that was in commercial distribution in the United States before May 28, 1976, or has subsequently been cleared

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
AUDITED FINANCIAL STATEMENTS
Report of Independent Public Accountants .................................   F-2
Balance Sheets as of December 31, 1995 and 1996 ..........................   F-3
Statements of Operations for the years ended
      December 31, 1994, 1995 and 1996 ...................................   F-4
Statements of Stockholders' Equity for the years
      ended December 31, 1994, 1995 and 1996 .............................   F-5
Statements of Cash Flows for the years ended
      December 31, 1994, 1995 and 1996 ...................................   F-6
Notes to Financial Statements ............................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To LifeCell Corporation:

        We have audited the accompanying balance sheets of LifeCell Corporation (a Delaware corporation) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeCell Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 1997

                              LIFECELL CORPORATION

                                 BALANCE SHEETS

                                                                                            December 31,
                                                                              ------------------------------------
                                                                                  1995                    1996
                                                                              ------------            ------------
                                  A S S E T S
CURRENT ASSETS
     Cash and cash equivalents ..........................................     $  3,015,332            $ 10,748,250
     Accounts and other receivables .....................................          251,509                 436,839
     Inventories ........................................................          351,502                 839,821
     Prepayments and other ..............................................           51,838                  52,780
                                                                              ------------            ------------
          Total current assets ..........................................        3,670,181              12,077,690
 FURNITURE AND EQUIPMENT, net ...........................................          415,563                 478,098
 INTANGIBLE ASSETS, net .................................................          290,295                 334,227
                                                                              ------------            ------------
          Total assets ..................................................     $  4,376,039            $ 12,890,015
                                                                              ============            ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ...................................................     $    384,780            $    514,848
     Accrued liabilities ................................................          218,351                 539,271
     Deferred revenues ..................................................          179,002                 138,792
                                                                              ------------            ------------
          Total current liabilities .....................................          782,133               1,192,911

DEFERRED CREDIT .........................................................        1,500,000               1,500,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Series A preferred stock, $.001 par value, 300,000 shares
  authorized, 264,500 and 260,000 issued and outstanding
  including accrued dividends of $70,533 and $86,667 ....................        5,496,793               5,291,473
Series B preferred stock, $.001 par value, 182,205 shares
  authorized, none and 124,157 issued and outstanding
  and accrued dividends of none and 1,426 shares.........................             --                       126
Undesignated preferred stock, $.001 par value, 1,517,795
shares authorized, none issued and outstanding ..........................             --                      --
Common stock, $.001 par value, 12,500,000 and 25,000,000
  shares authorized, respectively, 4,403,658 and
  4,899,944 shares issued and outstanding, respectively .................            4,404                   4,900
Warrants outstanding to purchase 574,066 and 3,378,264
  shares of Common Stock, respectively ..................................          226,560                 423,218
Additional paid in capital ..............................................       21,160,808              33,788,321
Unearned portion of restricted stock compensation & warrants ............          (19,906)                   --
Accumulated deficit .....................................................      (24,774,753)            (29,310,934)
                                                                              ------------            ------------
     Total stockholders' equity .........................................        2,093,906              10,197,104
                                                                              ------------            ------------
     Total liabilities and stockholders' equity .........................     $  4,376,039            $ 12,890,015
                                                                              ============            ============

The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                 For the Year Ended December 31,
                                                    -------------------------------------------------------
                                                       1994                  1995                  1996
                                                    -----------           -----------           -----------
REVENUES
     Product sales ...............................  $    93,940           $   742,238           $ 2,012,205
     Corporate alliance ..........................      358,331               825,221               546,461
     Grants and contracts ........................      364,344               239,116               386,904
                                                    -----------           -----------           -----------
          Total revenues .........................      816,615             1,806,575             2,945,570
                                                    -----------           -----------           -----------

COSTS AND EXPENSES

     Cost of goods sold ..........................      515,500               925,174             1,281,353
     Funded research and development .............      722,675             1,064,337               933,365
     Proprietary research and development ........    1,363,176             1,105,427               654,821
     General and administrative ..................    1,381,470             1,422,588             1,911,254
     Selling and marketing .......................      727,615             1,475,296             2,389,573
                                                    -----------           -----------           -----------
          Total costs and expenses ...............    4,710,436             5,992,822             7,170,366
                                                    -----------           -----------           -----------

LOSS FROM OPERATIONS .............................   (3,893,821)           (4,186,247)           (4,224,796)
                                                    -----------           -----------           -----------
     Interest income .............................      167,300               280,843               135,082
                                                    -----------           -----------           -----------
NET LOSS .........................................  $(3,726,521)          $(3,905,404)          $(4,089,714)
                                                    ===========           ===========           ===========
Loss per share before effect of preferred
     dividends, accretion of preferred stock
     and warrant exercises .......................  $     (0.87)          $     (0.91)          $     (0.90)
 Effect of preferred dividends, accretion of
     preferred stock and warrant exercises .......  $     (0.03)          $     (0.19)          $     (0.24)
                                                    -----------           -----------           -----------
LOSS PER SHARE ...................................  $     (0.90)          $     (1.10)          $     (1.14)
                                                    ===========           ===========           ===========
SHARES USED IN COMPUTING LOSS PER SHARE ..........    4,294,179             4,313,366             4,542,519
                                                    ===========           ===========           ===========

The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Series A            Series B                                 Class I
                                                     Preferred Stock     Preferred Stock     Common Stock          Common Stock
                                                -----------------------  --------------   ------------------   --------------------
                                                 Shares        Amount     Shares  Amount   Shares     Amount     Shares      Amount
                                                --------    -----------   -------  ----   ---------   ------   ----------   -------
Balance at December 31, 1993 ..................     --      $      --        --    $--    1,473,359   $1,473    2,803,812   $ 2,804
Class I common converted to common ............     --             --        --     --    2,803,812    2,804   (2,803,812)   (2,804)
Purchase of common stock ......................     --             --        --     --         --       --           --        --
Issuance for cash ($7.77 per share) ...........     --             --        --     --       20,421       21         --        --
Issuance of Series A preferred stock and
     warrants for cash ........................  264,500      4,877,995      --     --         --       --           --        --
Warrant issued to purchase common stock .......     --             --        --     --         --       --           --        --
Earned portion of restricted stock compensation     --             --        --     --         --       --           --        --
Earned portion of warrants ....................     --             --        --     --         --       --           --        --
Dividends accrued on preferred stock ..........     --          333,246      --     --         --       --           --        --
Accretion of preferred stock ..................     --           68,668      --     --         --       --           --        --
Expiration of warrants ........................     --             --        --     --         --       --           --        --
Net Loss ......................................     --             --        --     --         --       --           --        --
                                                --------    -----------   -------  ----   ---------   ------   ----------   -------
Balance at December 31, 1994 ..................  264,500    $ 5,279,909      --    $--    4,297,592   $4,298         --     $  --
Warrant issued to purchase common stock .......     --             --        --     --         --       --           --        --
Stock options exercised .......................     --             --        --     --        1,000        1         --        --
Warrants exercised ............................     --             --        --     --        1,250        1         --        --
Issuance of common stock as dividends on
     Series A Preferred stock .................     --         (317,400)     --     --      103,816      104         --        --
Earned portion of restricted stock compensation     --             --        --     --         --       --           --        --
Earned portion of warrants ....................     --             --        --     --         --       --           --        --
Dividends accrued on preferred stock ..........     --          190,947      --     --         --       --           --        --
Accretion of preferred stock ..................     --          343,337      --     --         --       --           --        --
Net Loss ......................................     --             --        --     --         --       --           --        --
                                                --------    -----------   -------  ----   ---------   ------   ----------   -------
Balance at December 31, 1995 ..................  264,500    $ 5,496,793      --    $--    4,403,658   $4,404         --     $  --
Stock options exercised .......................     --             --        --     --        6,062        6         --        --
Warrants exercised ............................     --             --        --     --      339,066      339         --        --
Expiration of warrants ........................     --             --        --     --         --       --           --        --
Conversion of preferred stock .................   (4,500)       (90,000)     --     --       30,104       30         --        --
Issuance of common stock as dividends on
     Series A Preferred stock .................     --         (415,920)     --     --      121,054      121         --        --
Earned portion of restricted stock compensation     --             --        --     --         --       --           --        --
Issuance of stock options for services ........     --             --        --     --         --       --           --        --
Issuance of Series B preferred stock and
  common stock warrants for cash ..............     --             --     124,157   124        --       --           --        --
Dividends accrued on preferred stock ..........     --          300,600      --       2        --       --           --        --
Net Loss ......................................     --             --        --     --         --       --           --        --
                                                --------    -----------   -------  ----   ---------   ------   ----------   -------
Balance at December 31, 1996 ..................  260,000    $ 5,291,473   124,157  $126   4,899,944   $4,900         --     $  --
                                                ========    ===========   =======  ====   =========   ======   ==========   =======

                                                         Warrants             Unearned
                                                        to Purchase           Portion of
                                                        Common Stock       Restricted Stock  Additional
                                                  -------------------------  Compensation      Paid In
                                                    Shares         Amount    and Warrants     Capital
                                                  ----------    -----------    ---------    ------------
Balance at December 31, 1993 ..................      165,933    $   116,260    $(529,942)   $ 21,073,701
Class I common converted to common ............         --             --           --              --
Purchase of common stock ......................         --             --           --              --
Issuance for cash ($7.77 per share) ...........         --             --           --           174,341
Issuance of Series A preferred stock and
     warrants for cash ........................      264,500        105,800         --              --
Warrant issued to purchase common stock .......       90,816          5,000         --              --
Earned portion of restricted stock compensation         --             --        238,872            --
Earned portion of warrants ....................         --             --         21,958            --
Dividends accrued on preferred stock ..........         --             --           --              --
Accretion of preferred stock ..................         --             --           --           (68,668)
Expiration of warrants ........................       (5,933)          --           --              --
Net Loss ......................................         --             --           --              --
                                                  ----------    -----------    ---------    ------------
Balance at December 31, 1994 ..................      515,316    $   227,060    $(269,112)   $ 21,179,374
Warrant issued to purchase common stock .......       60,000           --           --              --
Stock options exercised .......................         --             --           --             2,999
Warrants exercised ............................       (1,250)          (500)        --             4,574
Issuance of common stock as dividends on
     Series A Preferred stock .................         --             --           --           317,198
Earned portion of restricted stock compensation         --             --        238,872            --
Earned portion of warrants ....................         --             --         10,334            --
Dividends accrued on preferred stock ..........         --             --           --              --
Accretion of preferred stock ..................         --             --           --          (343,337)
Net Loss ......................................         --             --           --              --
                                                  ----------    -----------    ---------    ------------
Balance at December 31, 1995 ..................      574,066    $   226,560    $ (19,906)   $ 21,160,808
Stock options exercised .......................         --             --           --            17,274
Warrants exercised ............................     (339,066)      (104,300)        --         1,155,617
Expiration of warrants ........................      (15,000)        (6,000)        --             6,000
Conversion of preferred stock .................         --             --           --            89,970
Issuance of common stock as dividends on
     Series A Preferred stock .................         --             --           --           409,700
Earned portion of restricted stock compensation         --             --         19,906            --
Issuance of stock options for services.........         --             --           --           150,000
Issuance of Series B preferred stock and
  common stock warrants for cash ..............    3,158,264        306,958         --        10,653,087
Dividends accrued on preferred stock ..........         --             --           --           145,865
Net Loss ......................................         --             --           --              --
                                                  ----------    -----------    ---------    ------------
Balance at December 31, 1996 ..................    3,378,264    $   423,218    $    --      $ 33,788,321
                                                  ==========    ===========    =========    ============

                                                                                    Total
                                                     Treasury     Accumulated    Stockholders'
                                                      Stock         Deficit         Equity
                                                    ---------    ------------    ------------
Balance at December 31, 1993 ..................     $    --      $(16,618,635)   $  4,045,661
Class I common converted to common ............          --              --              --
Purchase of common stock ......................      (307,755)           --          (307,755)
Issuance for cash ($7.77 per share) ...........       307,755            --           482,117
Issuance of Series A preferred stock and
     warrants for cash ........................          --              --         4,983,795
Warrant issued to purchase common stock .......          --              --             5,000
Earned portion of restricted stock compensation          --              --           238,872
Earned portion of warrants ....................          --              --            21,958
Dividends accrued on preferred stock ..........          --          (333,246)           --
Accretion of preferred stock ..................          --              --              --
Expiration of warrants ........................          --              --              --
Net Loss ......................................          --        (3,726,521)     (3,726,521)
                                                    ---------    ------------    ------------
Balance at December 31, 1994 ..................     $    --      $(20,678,402)   $  5,743,127
Warrant issued to purchase common stock .......          --              --              --
Stock options exercised .......................          --              --             3,000
Warrants exercised ............................          --              --             4,075
Issuance of common stock as dividends on
     Series A Preferred stock .................          --              --               (98)
Earned portion of restricted stock compensation          --              --           238,872
Earned portion of warrants ....................          --              --            10,334
Dividends accrued on preferred stock ..........          --          (190,947)           --
Accretion of preferred stock ..................          --              --              --
Net Loss ......................................          --        (3,905,404)     (3,905,404)
                                                    ---------    ------------    ------------
Balance at December 31, 1995 ..................     $    --      $(24,774,753)   $  2,093,906
Stock options exercised .......................          --              --            17,280
Warrants exercised ............................          --              --         1,051,656
Expiration of warrants ........................          --              --              --
Conversion of preferred stock .................          --              --              --
Issuance of common stock as dividends on
     Series A Preferred stock .................          --              --            (6,099)
Earned portion of restricted stock compensation          --              --            19,906
Issuance of stock options for services.........          --              --           150,000
Issuance of Series B preferred stock and
  common stock warrants for cash ..............          --              --        10,960,169
Dividends accrued on preferred stock ..........          --          (446,467)           --
Net Loss ......................................          --        (4,089,714)     (4,089,714)
                                                    ---------    ------------    ------------
Balance at December 31, 1996 ..................     $    --      $(29,310,934)   $ 10,197,104
                                                    =========    ============    ============

The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                For the Year Ended December 31,
                                                                           1994             1995               1996
                                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss .......................................................  $ (3,726,521)     $ (3,905,404)     $ (4,089,714)
     Adjustments to reconcile net loss to net cash
       used in operating activities--
          Depreciation and amortization .............................       107,351           138,518           229,237
          Stock and warrant compensation expense ....................       260,830           249,206           169,906
     Change in assets and liabilities --
       (Increase) in accounts and other receivables .................       (67,237)          (87,014)         (185,330)
       Increase in inventories ......................................       (54,834)         (243,720)         (488,319)
       (Increase) decrease in prepayment and other ..................        (8,580)           11,347              (942)
       Increase in accounts payable and accrued liabilities .........       270,219           118,494           450,988
       Increase (decrease) in deferred revenues and credit ..........     1,769,640           (90,638)          (40,210)
                                                                       ------------      ------------      ------------
     Total adjustments ..............................................     2,277,389            96,193           135,330
                                                                       ------------      ------------      ------------
               Net cash used in operating activities ................    (1,449,132)       (3,809,211)       (3,954,384)
                                                                       ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures ...........................................       (90,509)         (190,199)         (278,673)
     Intangible assets ..............................................       (34,012)          (24,354)          (57,032)
     Short-term investments .........................................    (2,138,313)        5,154,824              --
                                                                       ------------      ------------      ------------
               Net cash provided by (used in) investing activities ..    (2,262,834)        4,940,271          (335,705)
                                                                       ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of stock and warrants ...................     5,163,157             6,977        12,029,105
     Proceeds from issuance of notes payable ........................          --                --             370,000
     Dividends paid .................................................          --                --              (6,098)
     Payments of notes payable ......................................          --                --            (370,000)
                                                                       ------------      ------------      ------------
               Net cash provided by (used in) financing activities ..     5,163,157             6,977        12,023,007
                                                                       ------------      ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................     1,451,191         1,138,037         7,732,918
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR ...........................................................       426,104         1,877,295         3,015,332
                                                                       ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............................  $  1,877,295      $  3,015,332      $ 10,748,250
                                                                       ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
     Cash paid during the year for interest .........................  $         -       $          -      $     13,766
SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES:
     During 1995 and 1996 , the Company issued common
       stock as payment for dividends in the amount of
       $317,400 and $415,920, respectively

The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.  ORGANIZATION:

        LifeCell Corporation, a Delaware corporation (LifeCell or the Company), is engaged in the research, development and commercialization of transplantable tissue and transfusable blood products. The Company was incorporated on January 6, 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell commercially introduced its first transplantable tissue product, AlloDerm(R), during December 1993. Sales of AlloDerm to date have not been sufficient to fund the Company's operations, and the Company expects continued operating losses during 1997. The future operating results of the Company will be principally dependent on the market acceptance of its current and future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

2.  ACCOUNTING POLICIES:

        CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments that the Company intends to hold to maturity are classified as either current or non-current assets based on the maturity date of the security. As of December 31, 1995 and 1996, the Company held $3,009,376 and $10,638,981, respectively, of interest bearing money market accounts and A1/P1 commercial paper which were classified as "held to maturity" securities. The carrying basis of these investments approximated fair value and amortized cost. The securities held at December 31, 1996 matured prior to March 31, 1997.

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

        Depreciation of furniture and equipment is provided on the straight-line method based on the estimated useful lives of the assets of five years. Leasehold improvements are depreciated over the life of the lease.

        INTANGIBLE ASSETS

        Intangible assets primarily consist of the costs of obtaining patents for the proprietary technology owned by or licensed to the Company. These costs are being amortized over the lesser of the legal (generally 17 years) or economic life of the patent. Accumulated amortization at December 31, 1995 and 1996, amounted to $39,933 and $53,033, respectively.

        REVENUE RECOGNITION

        Product sales are recognized as revenue when the product is shipped to fill customer orders. Revenues from corporate alliances and from government grants and contracts are recognized as the work is performed unless the Company has continuing performance obligations, in which case revenue is recognized upon the satisfaction of such obligations. Revenue received, but not yet earned, is classified as deferred revenue.

        RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are expensed when incurred. The Company performs research funded by others, including research funded through the corporate alliance with Medtronic (see Note 8), as well as its own independent proprietary research, development and clinical testing of its products. Externally funded research consists of direct costs associated with specific projects as well as an allocation of overhead associated with administering these activities.

        LOSS PER SHARE

        Loss per share has been computed by dividing net loss, which has been increased for periodic accretion and imputed and stated dividends on outstanding Preferred Stock and the discount offered on warrant exercises induced during 1996, by the weighted average number of shares of Common Stock outstanding during the periods. In all applicable years, all Common Stock equivalents, including the Series A Preferred Stock and the Series B Preferred Stock, were antidilutive and, accordingly, were not included in the computation.

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. The statement also retroactively revises the presentation of earnings per share in the financial statements. The Company will adopt this Standard for the year ended December 31, 1997, and has not currently quantified the effect of applying the new Standard.

        STOCK-BASED COMPENSATION

        The Company accounts for employee stock-based compensation pursuant to the provisions of Accounting Principles Board Opinion No. 25. Compensation expense for stock options issued to employees and directors is generally recorded at the intrinsic value (the discount, if any, of the option price from the market price of the Common Stock under option) of the option at the date of grant. Subsequent changes in the market price of the underlying stock do not affect the accounting treatment of the option. Options granted to others are accounted for under the provisions of Statement of Financial Accounting Standards No. 123, which requires that the option be recorded at its estimated fair value using option-pricing formulas used in the financial markets.

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

3.  INVENTORIES:

        Inventories consist of products in various stages produced for sale and includes the costs of raw materials, labor, and overhead.
  A summary of inventories is as follows:

                                                 1995       1996
                                               --------   --------
              Raw Materials ................   $ 29,171   $ 52,738
              Work-In-Process ..............    107,988    437,221
              Finished Goods ...............    214,343    349,862
                                               --------   --------
                                               $351,502   $839,821
                                               ========   ========

4.  FURNITURE AND EQUIPMENT:
  A summary of furniture and equipment is as follows:

                                                          1995         1996
                                                    ----------   ----------
     Office furniture and fixtures ..............   $   57,636   $   61,130
     Machinery and equipment ....................    1,097,480    1,342,243
     Leasehold improvements .....................      189,877      220,293
                                                    ----------   ----------
                                                     1,344,993    1,623,666
     Less -
        Accumulated depreciation and amortization      929,430    1,145,568
                                                    ----------   ----------
           Net furniture and equipment ..........   $  415,563   $  478,098
                                                    ==========   ==========

5.  CAPITAL STOCK:

        AUTHORIZED CAPITAL STOCK

        As of December 31, 1996, the authorized capital of the Company consisted of 25,000,000 shares of Common Stock, $.001 par value, and 2,000,000 shares of Preferred Stock, $.001 par value, of which 300,000 shares were designated as Series A Convertible Preferred Stock and 182,205 shares were designated as Series B Preferred Stock. As of December 31, 1996, there were 4,899,944 shares of Common Stock, 260,000 shares of Series A Convertible Preferred Stock and 124,157 shares of Series B Preferred Stock outstanding. During March 1997, all outstanding shares of Series A Convertible Preferred Stock and a portion of the accrued dividends were converted into 1,772,433 shares of Common Stock.

        SERIES A PREFERRED STOCK

        During November 1994, the Company issued 264,500 shares of Series A Convertible Preferred Stock (Series A Preferred Stock) and warrants to acquire 264,500 shares of Common Stock for gross proceeds of approximately $5.3 million in a private placement. Each share of Series A Preferred Stock was convertible at any time at the option of the holder into 6.69 shares of Common Stock. During 1996, 4,500 shares of Series A Preferred Stock were converted into 30,104 shares of Common Stock. The Series A Preferred Stock had a liquidation preference of $20 per share, or $5,200,000 as of December 31, 1996.

        The Series A Preferred Stock bore dividends at annual rates of $1.20, $1.60, and $2.00 per share for each of the first, second and third years, respectively, after the date of original issuance. Dividends were payable in cash, Common Stock, or any combination of cash and Common Stock at the Company's discretion. The Series A Preferred Stock had no ordinary voting rights. While the preferred shares were outstanding or any dividends were owed thereon, the Company could not declare or pay cash dividends on its Common Stock. During 1995 and 1996, respectively, the Company paid $317,400 and $415,920 in accrued dividends on the Series A Preferred Stock by issuing 103,816 shares and 121,054 shares of Common Stock.

        The preferred stock was automatically convertible into Common Stock on November 9, 1997 and could be redeemed sooner by the Company if, after November 9, 1995, the closing bid price of the Company's Common Stock averaged or exceeded $5.17 per share for 20 consecutive days. Pursuant to such provisions, during February 1997, the Company called for redemption all outstanding shares of Series A Preferred Stock. During March 1997 the Company issued 1,739,128 shares of Common Stock to redeem the Series A Preferred Stock and paid a cash dividend of $65,000 and issued an additional 33,305 shares of Common Stock for dividends accrued through the date of redemption.

        The carrying amount of the Series A Preferred Stock was increased for accrued and unpaid stated dividends plus periodic accretion, using the effective interest method, such that the carrying amount equaled the redemption amount on November 9, 1995. In November 1994, the Series A Preferred Stock was also increased by imputed dividends resulting from the increasing dividend rates.

        SERIES B PREFERRED STOCK

        During November 1996, the Company issued 124,157 shares of Series B Preferred Stock (Series B Preferred Stock) and warrants to acquire 2,803,530 shares of Common Stock for gross proceeds of approximately $12.4 million in a private placement. Each share of Series B Preferred Stock is initially convertible at any time at the option of the holder into approximately 32.26 shares of Common Stock (or 4,005,064 shares of Common Stock at December 31,
1996), subject to adjustment for dilutive issuances of securities. The Series B Preferred Stock has a liquidation preference of $100 per share, or $12,415,700 as of December 31, 1996, and shares ratable in any residual assets after payment of such liquidation preference.

        The Series B Preferred Stock bears cumulative dividends, payable quarterly, for five years at the greater of the annual rate of $6.00 per share or the rate of any dividends paid on the Series A Preferred Stock (effectively $10 per share until the Series A Preferred Stock was redeemed in March 1997). Dividends may be paid in cash, in additional shares of Series B Preferred Stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. On all matters for which the Company's stockholders are entitled to vote, each share of Series B Preferred Stock will entitle the holder to one vote for each share of Common Stock into which the share of Series B Preferred Stock is then convertible. Additionally, the holders of Series B Preferred Stock have the right to elect up to three directors to the Board of Directors of the Company. While the preferred shares are outstanding or any dividends are owned thereon, the Company may not declare or pay cash dividends on its Common Stock. During 1996 the Company declared accrued dividends on the Series B Preferred Stock of $145,867 payable through the issuance of 1,426 additional shares of Series B Preferred Stock on February 15, 1997.

        The preferred stock will be automatically converted into Common Stock if
(i) the closing price of the Company's Common Stock averages or exceeds $9.30 per share for 30 consecutive trading days and (ii) the Company conducts an underwritten public offering of newly issued Common Stock with gross proceeds, net of underwriting discounts and commissions, exceeding $20 million. Additionally, the preferred stock will be automatically converted into Common Stock if the Company conducts an underwritten public offering of newly issued Common Stock with gross proceeds, net of underwriting discounts and commissions, exceeding $20 million and the price per share in such offering equals or exceeds $9.30.

        COMMON STOCK

        During February 1994, all previously outstanding shares of Class I Common Stock were automatically converted into 2,803,812 shares of Common Stock and the Class I Common Stock was eliminated during June 1995.

        During 1995 and 1996, respectively, the Company issued 103,816 shares and 121,054 shares of Common Stock as payment of accrued dividends on Series A Preferred Stock. Additionally, during 1996, the Company induced the exercise of warrants by temporarily lowering exercise prices and issued 339,066 shares of Common Stock at a weighted average price of $3.10 upon exercise of certain warrants.

        During March 1997, the Company issued 1,739,128 shares of Common Stock to redeem all outstanding shares of the Series A Preferred Stock and paid a cash dividend of $65,000 and issued an additional 33,305 shares of Common Stock for dividends accrued through the date of redemption.

        During 1994, the Company purchased 43,965 shares of Common Stock from several employees, including officers and directors, for the purpose of satisfying their income tax liabilities for shares and options previously granted under a deferred compensation arrangement. These treasury shares were subsequently reissued during 1994.

        In 1992, the Company adopted a Restricted Stock Plan and issued 241,372 shares of Common Stock to employees, a director and a consultant of the Company for $.001 per share. The restricted stock vested over a four year period. Deferred compensation expense totaling $965,000 was expensed over the vesting period of the grants. The non-cash charge related to these stock grants was $239,000 for 1994 and 1995 and $20,000 for 1996.

        OPTIONS

        The Company's 1992 Stock Option Plan, as amended (1992 Plan), provides for the grant of options to purchase up to 1,000,000 shares of Common Stock. Granted options generally become exercisable over a four year period, 25 percent per year beginning on the first anniversary of the date of grant. To the extent not exercised, options generally expire on the tenth anniversary of the date of grant, except for employees who own more than 10 percent of all the voting shares of the Company, in which event the expiration date is the fifth anniversary of the date of grant. All options granted under the plan have exercise prices equal to the fair market value at the dates of grant.

        The 1993 Non-Employee Director Stock Option Plan (Director Plan) was adopted in 1993 and amended during 1996. A total of 750,000 shares of Common Stock are available for grant under the Director Plan. Upon amendment of the Director Plan in 1996, options to purchase 50,000 shares of Common Stock were granted to each then-current non-employee director of the Company at an exercise price equal to the fair market value of a share of Common Stock on the date of the Director Plan. Options to purchase 25,000 shares of Common Stock will be granted to newly elected directors at an exercise price equal to the fair market value of a share of Common Stock on such election date. The provisions of the Director Plan provide for an annual grant of an option to purchase 10,000 shares of Common Stock to each non-employee director. Options under the Director Plan generally vest one year after date of grant and expire after 10 years.

        A summary of stock option activity is as follows:

                                           1992 Stock Option Plan      Director Plan
                                            ---------------------   ---------------------
                                                         Weighted-               Weighted
                                                       Avg. exercise           Avg. Exercise
                                             Options     Price ($)    Options    Price ($)
                                            ----------    -------   ----------    -------
Balance at December 31, 1993 ............      224,593       9.06       40,000      11.00
     Granted ............................      192,819       2.87       10,000       3.00
     Exercised ..........................         --         --           --         --
     Forfeited ..........................       (2,650)      7.68         --         --
                                            ----------              ----------
Balance at December 31, 1994 ............      414,762       6.19       50,000       9.40
                                            ----------              ----------
     Granted ............................      266,350       2.46       10,000       2.75
     Exercised ..........................       (1,000)      3.00         --         --
     Forfeited ..........................     (225,917)      8.97         --         --
                                            ----------              ----------
Balance at December 31, 1995 ............      454,195       2.63       60,000       8.29
                                            ----------              ----------
     Granted ............................      558,000       3.80      240,000       3.07
     Exercised ..........................       (1,062)      2.74       (5,000)      2.88
     Forfeited ..........................      (42,313)      3.18         --         --
     Reissue ............................         --         --       (220,000)      4.14
                                            ----------              ----------
Balance at December 31, 1996 ............      968,820       3.28       75,000       4.11
                                            ==========              ==========
Exercisable at December 31, 1994 ........       57,606       9.11       40,000      11.00
Exercisable at December 31, 1995 ........      158,330       2.61       50,000       9.40
Exercisable at December 31, 1996 ........      255,429       2.61       15,000       8.29

        At December 31, 1996, 28,718 and 670,000 options were available for future grant under the 1992 Plan and the Director Plan, respectively. The exercise prices of options outstanding under the 1992 Plan and the Director Plan at December 31, 1996 range from $0.07 to $4.375 and $2.75 to $11.00, respectively. The weighted average contractual life of options outstanding at December 31, 1996 was 9.1 years for the 1992 Plan and 7.8 years for the Director Plan.

        In addition to the amounts set forth in the table above, during 1996, the Company granted options to purchase 220,000 shares of Common Stock to directors who resigned upon the closing of the sale of the Series B Preferred Stock in exchange for options previously granted under the Director Plan. These options have provisions identical to the options previously granted under the Director Plan, including exercise prices and vesting periods. The weighted average exercise price of the options granted was $4.14. The weighted average remaining contractual life of the grants was 8.8 years as of December 31, 1996. The Company expensed $150,000, which was the difference between the market price and the option price on the date of the grant, during 1996 related to this reissuance.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted, requires the Company to record stock-based compensation at fair value. The Company has adopted the disclosure requirements of SFAS No. 123 and has elected to record employee compensation expense in accordance with Accounting Principles Board Opinion (APB) No. 25.

        The Company accounts for its employee stock-based compensation plans under APB No. 25 and its related interpretations. Accordingly, deferred compensation expense is recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation is amortized over the vesting period of each option. As the exercise price of options granted under the 1992 Plan and the Director Plan has been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to these plans has been recorded. Had compensation expense for its 1992 Plan and Director Plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                  1995          1996
                                                  ----          ----
                Net Loss:       As reported    $3,905,404    $4,089,714
                                Pro forma      $3,940,041    $5,372,049
             Loss Per Share:    As reported       $1.10         $1.14
                                Pro forma         $1.10         $1.42

        Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        Under the provisions of SFAS No. 123, the weighted average fair value of options granted in 1995 and 1996 was $1.88 and $3.21, respectively, under the 1992 Plan. The weighted average fair value of options granted in 1995 and 1996 was $2.21 and $2.40, respectively, under the Director Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: a weighted average risk-free interest rate of 6 percent for both years; no expected dividend yields for both years; expected lives of 3 years for both years and expected volatility between 96 and 100 percent.

        The stock options issued to retiring directors in 1996 had a weighted average fair value of $2.57. The fair values of such options are estimated on the date of grant using Black-Scholes option price model with the following assumptions used: a weighted average risk-free interest rate of 6 percent, expected lives of 3 to 5 years, expected volatility of 99 percent and no expected dividends.

        During 1995, options to purchase 225,917 shares of Common Stock at exercise prices of $9.00 and $14.50 were canceled and reissued at substantially the same terms, but with an exercise price equal to the then current market price of $2.50.

        WARRANTS

        As of December 31, 1996, warrants to acquire a total of 3,378,264 shares of Common Stock were outstanding as set forth below.

        During 1996, the Company issued warrants to acquire 2,803,530 shares of Common Stock in conjunction with the sale of the Series B Preferred Stock (the 1996 Warrants). The 1996 Warrants are exercisable at an exercise price of $4.13 per share. The warrants expire on the fifth anniversary of the date of grant, are callable if the average closing price of the Company's Common Stock for 30 trading days equals or exceeds three times the then-exercise price, and allow cashless exercise. The warrants also have provisions for adjustment of the exercise price and number of shares for below-exercise price issuance of securities.

        Additionally, the Company issued a warrant to acquire 354,734 shares of Common Stock to the placement agent for the Series B Preferred Stock (Agent Warrant). The Agent Warrant is exercisable at an exercise price of $4.50 per share. The warrant expires on the fifth anniversary of the date of grant and allows cashless exercise. The warrant also has provisions for adjustment of the exercise price and number of shares for below-exercise price issuance of securities.

        In connection with the sale of the Series A Preferred Stock, the Company issued warrants to acquire 264,500 shares of Common Stock at exercise prices of $3.26 per share during the first year and $3.54 per share during the second year. Additionally, the placement agent was issued a warrant to purchase 90,816 shares of Common Stock at $6.00 per share. A total of 339,066 warrants were exercised during 1996 through inducement of exercise by lowering the exercise price to $3.10 per share. The difference between the market price on the date of inducement and the induced exercise price has been deducted from net income to determine loss per Common share. A total of 15,000 warrants expired unexercised.

        As of December 31, 1996, additional warrants to acquire 100,000 shares of Common Stock were outstanding with exercise prices ranging from $2.50 to $11.05. Such warrants expire during periods ranging from December 31,

1997 to December 13, 2000. Additionally, as of December 31, 1996, warrants to acquire 120,000 shares of Common Stock were outstanding but expired unexercised on February 27, 1997.

6.  EMPLOYEE BENEFIT PLANS:

        The Company maintains a retirement savings plan as described in Section 401(k) of the Internal Revenue Code of 1986. The Company may, at its discretion, contribute amounts not to exceed each employee's contribution. During January 1996 and January 1997, the Company made total contributions of $5,292 and $8,187 to the plan for a partial matching of employee contributions during 1995 and 1996, respectively.

        During 1996, the Company established an Employee Stock Purchase Plan to allow for the purchase of the Company's Common Stock on the open market using employee and any employer matching contributions. During 1996, the Company contributed $1,328 to this plan.

7.  FEDERAL INCOME TAXES:

        The Company has not made any income tax payments since inception. As of December 31, 1996, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $26 million, subject to the limitations described below, expiring as follows:

                  YEAR EXPIRES
                  2001..................................  $   500,000
                  2002..................................    1,500,000
                  2003..................................    2,800,000
                  2004..................................    2,200,000
                  2005..................................    1,700,000
                  2006..................................    1,400,000
                  2007..................................    2,400,000
                  2008..................................    3,000,000
                  2009..................................    2,500,000
                  2010..................................    4,000,000
                  2011..................................    4,000,000
                                                          -----------
                                                          $26,000,000
                                                          ===========

        Additionally, the Company has approximately $385,000 of research and development tax credit carryforwards which will expire in varying amounts commencing in 2001. The Company's ability to utilize its tax loss and credit carryforwards to reduce future taxable income may be limited by either the prior expiration of such loss or credit or by the occurrence of a "change in ownership," as such term is defined by federal income tax laws and regulations. A change in ownership may occur upon the sale of additional equity securities by the Company, conversion of existing shares of Series B Preferred Stock or by sales of stock by existing stockholders. In the event of a change in ownership, the amount of the tax loss and credit carryforwards that may be utilized to offset taxable income in any year may be limited and result in the payment of federal income taxes that otherwise would be offset by such tax losses or credits.

        For financial reporting purposes, a valuation allowance of $9,897,000 has been recorded as of December 31, 1996 to fully offset the deferred tax asset related to these carryforwards. The principal components of the deferred tax asset as of December 31, 1995 and 1996, assuming a 34% federal tax rate, are as follows:

                                                      1995          1996
                                                   ----------    ----------
   Temporary differences:
       Deferred revenue ........................      582,000       510,000
       Restricted stock compensation............     (196,000)      154,000
       Uniform capitalization of
          inventory costs ......................      160,000        37,000
       Other items .............................       66,000       (29,000)
                                                   ----------    ----------
       Total temporary differences .............      612,000       672,000
       Federal tax losses and credits
          not currently utilizable .............    7,845,000     9,225,000
                                                   ----------    ----------
   Total deferred tax assets ...................    8,457,000     9,897,000
       Less valuation allowance ................   (8,457,000)   (9,897,000)
                                                   ----------    ----------
   Net deferred tax asset ......................         --            --
                                                   ==========    ==========

        The net increase in the deferred tax valuation allowance for 1995 and 1996 was $1,691,000, and $1,440,000, respectively. Other than the net operating loss and tax credit carryforwards, there is no significant difference between the statutory federal income tax rate and the Company's effective tax rate during 1994, 1995 and 1996.

8.  COLLABORATIONS AND CORPORATE ALLIANCES

        MEDTRONIC CARDIOVASCULAR COLLABORATION

        During March 1994, the Company entered into a collaboration with Medtronic, Inc. (Medtronic) for the development and commercialization of universal tissue heart valves engineered with LifeCell's proprietary technology. Medtronic paid the Company an initial licensing fee of $1,500,000, agreed to fund development of heart valve products, and acquired $500,000 of the Company's Common Stock at a price of $7.77 per share. Medtronic is obligated to pay royalties, up to a maximum of $25,000,000, on any product sales . Medtronic was also granted a right of first refusal to evaluate technology and negotiate license and development agreements for vascular conduit products utilizing the Company's technology. In the event Medtronic terminates funding of the heart valve program, Medtronic may convert its initial $1.5 million license fee into newly issued shares of the Company's Common Stock at the then-current market price. Accordingly, the Company has deferred recognition of the initial license fee and recorded a $1.5 million deferred credit in the accompanying balance sheet. Medtronic also has the right, subject to certain restrictions, to purchase additional shares of the Company's Common Stock, to have the Company register the resale of any Common Stock acquired from it, and to appoint one member of the Board of Directors of the company through March 1999.

        OTHER PRODUCT SALES ARRANGEMENTS

        The Company has negotiated other distribution or sales collaboration arrangements with various parties with exclusive regional or international territories under each agreement. The agreements generally provide that the distributor must meet certain performance measures or the agreement may be terminated by the Company. The markets served by these arrangements include plastic and reconstructive surgery.

9.  COMMITMENTS AND CONTINGENCIES:

        EXTERNAL FUNDING FOR RESEARCH

        Certain of the Company's research programs have been funded by Small Business Innovation Research (SBIR) grants and other direct federal government funding contracts. The grants and contracts generally obligate the Company to perform specified research activities in return for such funding, and the utilization of funds under the grants is subject to audit by the appropriate governmental agencies. At December 31, 1996, the Company had received $138,792 of deferred revenue, including advance payments from a corporate alliance, for research to be conducted during 1997. Additionally, as of December 31, 1996, the Company has unfunded awards totaling $1,597,000 for research that is expected to occur and be funded during 1997 and 1998.

        EXCLUSIVE LICENSE AGREEMENT

        The Company has an exclusive license agreement with the Board of Regents of the University of Texas System (Board) to technology and patents related to the analysis or preservation of certain cells or tissues. The Company is required to pay the Board royalties on net sales of products encompassing the licensed technologies. For the periods ended December 31, 1994, 1995 and 1996 no significant royalties were paid under the agreement.

        LEASES

        The Company leases approximately 20,000 square feet for office and laboratory space. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 1996 were as follows:

               1997................................... $  218,028
               1998...................................    221,320
               1999...................................    221,320
               2000...................................    221,320
               2001...................................     18,443
                                                        ---------
                         Total........................ $  900,431
                                                       ==========

10.  TRANSACTIONS WITH RELATED PARTIES:

        The Company leases office space from an affiliate of a stockholder of the Company. The Company paid rent expense of approximately $139,000, $129,000 and $142,000 during 1994, 1995, and 1996 respectively, related to this lease.

        The Company paid consulting fees and expenses to an affiliate of a stockholder and a former director of the Company, totaling approximately $96,000, $91,000 and $80,000 during the years ended December 31, 1994, 1995 and
1996 respectively, pursuant to a consultant agreement.

        As of December 31, 1996, the Company has notes receivable totaling $95,060 from participants, two of whom are directors of the Company, in a previous deferred compensation plan. Such notes represent loans of federal income tax amounts payable by the individuals as a result of grants under the plan.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents summary unaudited financial data for the years ended December 31, 1995 and 1996. The Company believes that this information reflects all adjustments, consisting of only normal recurring items, considered necessary for a fair presentation of the quarterly financial information presented. The operating results for any quarterly period are not necessarily indicative of the results that may be expected for future periods.

                                First       Second         Third         Fourth
                               Quarter      Quarter       Quarter       Quarter
                               -------      -------       -------       -------
                                    (In thousands except per share amounts)

1995
Product Sales ............      $  98       $   130       $   251       $   263
Total Revenues ...........      $ 430       $   399       $   514       $   464
Gross Margin .............      $  (5)      $   (52)      $    (7)      $  (119)
Net loss .................      $(958)      $(1,016)      $  (867)      $(1,064)
Loss per share ...........      $(0.27)     $ (0.29)      $ (0.25)      $ (0.29)

1996
Product Sales ............      $ 421       $   429       $   561       $   602
Total Revenues ...........      $ 576       $   678       $   816       $   876
Gross Margin .............      $ 149       $   157       $   205       $   220
Net loss .................      $(949)      $  (909)      $(1,023)      $(1,209)
Loss per share ...........      $(0.25)     $ (0.24)      $ (0.33)      $ (0.32)

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LIFECELL CORPORATION
                                               (Registrant)

                                         By: /s/ PAUL M. FRISON
                                                 Paul M. Frison,
                                             President and Chief  Executive
                                             Officer and Chairman of the
                                             Board of Directors
Dated:  March 26, 1997.

        In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                  TITLE                             DATE


/S/ PAUL M. FRISON           Chairman of the Board,              March 26, 1997
(Paul M. Frison)             President and Chief
                             Executive Officer (Principal
                             Executive Officer)

/S/ J. DONALD PAYNE          Vice President, Secretary           March 26, 1997
(J. Donald Payne)            and Chief Financial Officer
                            (Principal Financial and
                              Accounting Officer)

/S/ MICHAEL E. CAHR          Director                            March 26, 1997
(Michael E. Cahr)

/S/ JAMES G. FOSTER          Director                            March 26, 1997
(James G. Foster)

/S/ LORI KOFFMAN             Director                            March 26, 1997
(Lori Koffman)

/S/ STEPHEN A. LIVESEY       Director                            March 26, 1997
(Stephen A. Livesey)

/S/ K. FLYNN MCDONALD        Director                            March 26, 1997
(K. Flynn McDonald)