Form 10-K/A
period 1996-12-31
LIFECELL CORP
filed 1997-04-28
CIK 849448

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NUMBER 0-19890
    DECEMBER 31, 1996

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

                          Common Stock, $.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes[X]    No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock (Common Stock and Series B Preferred
     Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of March 26, 1997 $40,933,000

                 Number of shares of registrant's Common Stock
                   outstanding as of March 26, 1997 6,754,761

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to the 1997 annual meeting of stockholders have been incorporated by reference into Part III hereof.

         The Company hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 0-19890 (the Form 10-K)) as set forth below:

         1. Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" is hereby amended to provide for the incorporation of Exhibit 10.19 as set forth herein:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS INCLUDED IN THIS REPORT:

     1.   FINANCIAL STATEMENTS                                             PAGE

     Report of Independent Public Accountants.............................  F-2
     Balance Sheets as of December 31, 1995 and 1996......................  F-3
     Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996.....................................  F-4
     Statements of Stockholders' Equity for the years
     ended December 31, 1995 and 1996.....................................  F-5
     Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996.....................................  F-6
     Notes to Financial Statements........................................  F-7

(B)  REPORTS ON FORM 8-K:

     During the quarter ended December 31, 1996, the Company filed (i) on November 27, 1996, a Current Report on Form 8-K dated as of November 18, 1996, to report the private placement of equity securities of the Company; and (ii) on December 31, 1996, a Current Report on Form 8-K dated as of December 27, 1996, at the request of The Nasdaq Stock Market. The latter report included the Company's balance sheet as of November 30, 1996, and was filed to evidence the Company's compliance with The Nasdaq Stock Market's continuing listing requirements for SmallCap issuers.

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

 EXHIBIT NO.                          DESCRIPTION

     3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated November 18, 1996).

     3.2      Amended and Restated By-laws (incorporated by reference to Exhibit
              3.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

     4.1      Form of Series B Preferred Stock Certificate. (Previously filed).

     4.2 See Exhibit 10.21 -- Voting Agreement dated November 18, 1996, among LifeCell Corporation and certain stockholders named therein. (Previously filed).

     10.1+ Employment Agreement and accompanying Confidentiality, Inventions and Discoveries and Non-Competition Agreement dated January 28, 1992, by and between the Registrant and Paul M. Frison (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 10, 1992).

     10.2+ Employment Agreement and accompanying Confidentiality, Inventions and Discoveries and Non-Competition Agreement dated January 28, 1992, by and between the Registrant and Stephen A. Livesey (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 10, 1992).

     10.3+ LifeCell Corporation Second Amended and Restated 1992 Stock Option Plan, as amended. (Previously filed).

     10.4+ LifeCell Corporation Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, as amended. (Previously filed).

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

     10.7+ Amended and Restated Registration Rights Agreement dated February 26, 1992, by and between the Registration and the stockholders named therein (incorporated by reference to Exhibit 10.40 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 27, 1992).

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

     10.15 Securities Purchase Agreement dated November 18, 1996, between LifeCell Corporation and the Investors named therein. (Previously filed).

     10.16 Voting Agreement dated November 18, 1996, among LifeCell Corporation and certain stockholders named therein. (Previously filed).

     10.17 Registration Rights Agreement dated November 18, 1996, between LifeCell Corporation and certain stockholders named therein. (Previously filed).

     10.18 Form of Stock Purchase Warrant dated November 18, 1996, issued to each of the warrant holders named on Schedule 10.19 attached thereto. (Previously filed).

     10.19* Stock Purchase Warrant dated November 18, 1996, issued to Gruntal & Co., Incorporated.

     11.1 Statement Regarding Computation of Per Share Earnings. (Previously filed).

     23.1     Consent of Arthur Andersen LLP. (Previously filed).

     27.1     Financial Data Schedule. (Previously filed).

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed by the undersigned, thereunto duly authorized.

                                          LIFECELL CORPORATION

Date:  April 5, 1997                      By:/S/ J. DONALD PAYNE
                                          Vice President and
                                          Chief Financial Officer