Form 10-Q
period 1997-03-31
LIFECELL CORP
filed 1997-05-15
CIK 849448

<Page 1>
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                     or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from      to

                         Commission file number: 0-19890


                              LifeCell Corporation
             (Exact name of registrant as specified in its charter)


            Delaware                      76-0172936
(State or other jurisdiction of          (IRS Employer
Incorporation or organization          Identification No.)


      3606 Research Forest Drive
         The Woodlands, Texas                 77381
(Address of principal executive office)    (zip code)

                              (281) 367-5368
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  X    No

As of May 9, 1997, there were outstanding 6,887,079 shares of Common Stock, par value $.001, and 120,294 of Series B Preferred Stock, par value $.001 (which are convertible into approximately an additional 3,880,451 shares of Common Stock), of the registrant.

                  Total number of pages in this document: 12
                      Exhibit Index is located on Page 11

<Page 2>
                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 BALANCE SHEETS
                                                   March 31,      December 31,
                                                     1997             1996
                                                  ---------       ----------
                  ASSETS                         (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                     $  9,132,784    $ 10,748,250
   Accounts and other receivables                     649,838         436,839
   Inventories                                        717,079         839,821
   Prepayments and other                              135,688          52,780
                                                 ------------    ------------
      Total current assets                         10,635,389      12,077,690
FURNITURE AND EQUIPMENT, net                          685,500         478,098
INTANGIBLE ASSETS, net                                346,974         334,227
                                                 ------------    ------------
                                                 $ 11,667,863    $ 12,890,015
                                                 ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                              $    954,804    $    514,848
   Accrued liabilities                                562,072         539,271
   Deferred revenues                                   36,508         138,792
                                                 ------------    ------------
      Total current liabilities                     1,553,384       1,192,911
DEFERRED CREDIT                                     1,500,000       1,500,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A preferred stock, $.001 par value,
   300,000 shares authorized, none and
   260,000 issued and outstanding including
   accrued dividends of none and $86,667                   --       5,291,473
Series B preferred stock, $.001 par value,
   182,205 shares authorized, 122,373 and
   124,157 issued and outstanding and accrued
   dividends of 2,915 and 1,426 shares                    125             126
Undesignated preferred stock, $.001 par value,
   1,517,795 shares authorized, none issued
   and outstanding
Common stock, $.001 par value, 25,000,000 shares
   authorized, 6,820,018 and 4,899,944 shares
   issued and outstanding, respectively                 6,820           4,900
Warrants outstanding to purchase 3,245,168 and
   3,378,264 shares of Common Stock,
   respectively                                       421,946         423,218
Additional paid in capital                         39,558,756      33,788,321
Accumulated deficit                               (31,373,168)    (29,310,934)
                                                 ------------    ------------
   Total stockholders' equity                       8,614,479      10,197,104
                                                 ------------    ------------
   Total liabilities and stockholders' equity    $ 11,667,863    $ 12,890,015
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

<Page 3>
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
REVENUES
   Product sales                                 $    820,969    $    420,636
   Research funded by others                          289,676         155,476
                                                 ------------    ------------
      Total revenues                                1,110,645         576,112
                                                 ------------    ------------
COSTS AND EXPENSES
   Cost of goods sold                                 489,638         271,757
   Funded research and development                    289,676         155,476
   Proprietary research and development               278,429         190,035
   General and administrative                         797,371         387,346
   Selling and marketing                            1,035,905         550,722
                                                 ------------    ------------
      Total costs and expenses                      2,891,019       1,555,336
                                                 ------------    ------------
LOSS FROM OPERATIONS                               (1,780,374)       (979,224)
                                                 ------------    ------------
   Interest income and other, net                     130,738          30,120
                                                 ------------    ------------
NET LOSS                                         $ (1,649,636)   $   (949,104)
                                                 ============    ============

Loss per share before preferred dividends        $      (0.33)   $      (0.22)
   Effect of preferred dividends                        (0.08)          (0.03)
                                                 ------------    ------------
LOSS PER SHARE                                   $      (0.41)   $      (0.25)
                                                 ============    ============
SHARES USED IN COMPUTING LOSS PER SHARE             5,062,164       4,403,658
                                                 ============    ============

    The accompanying notes are an integral part of these financial statements.


<Page 4>
                              STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                      $ (1,649,636)   $   (949,104)
   Adjustments to reconcile net loss to net
    cash used in operating activities--
      Depreciation and amortization                    44,395          44,074
      Stock and warrant compensation expense              --           19,906
   Change in assets and liabilities--
      (Increase) decrease in accounts and other      (212,999)       (186,224)
        receivables
      (Increase ) decrease in inventories             122,743        (149,905)
      (Increase) decrease in prepayments and other    (82,908)        (84,409)
      Increase in accounts payable and accrued
        liabilities                                   411,440         220,339
      Increase (decrease) in deferred revenues
        and credit                                   (102,284)         30,105
                                                 ------------    ------------
   Total adjustments                                  180,387        (106,114)
                                                 ------------    ------------
      Net cash used in operating activities        (1,469,249)     (1,055,218)
                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                              (248,455)       (136,931)
   Intangible assets                                  (16,090)         (6,345)
                                                 ------------    ------------
      Net cash used in investing activities          (264,545)       (143,276)
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock and warrants       135,305             --
   Proceeds from issuance of notes payable             65,369         140,990
   Dividends paid                                     (68,293)            --
   Payments of notes payable                          (14,053)         (8,256)
                                                 ------------    ------------
      Net cash provided by (used in)
        financing activities                          118,328         132,734
                                                 ------------    ------------
Net Decrease in cash and Cash Equivalents          (1,615,466)     (1,065,760)
Cash and Cash Equivalents at Beginning of
   Period                                          10,748,250       3,015,332
                                                 ------------    ------------
Cash and Cash Equivalents at End of Period       $  9,132,784    $  1,949,572
                                                 ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
      Cash paid during the period for interest   $        434    $      1,919




   The accompanying notes are an integral part of these financial statements.

<Page 5>

                  CONDENSED NOTES TO FINANCIAL STATEMENTS


1.  Organization and Certain Significant Risks:

LifeCell Corporation, a Delaware corporation ("LifeCell" or the "Company"), is engaged in the research, development and commercialization of transplantable tissue and transfusable blood products. The Company was incorporated on January 6, 1992, for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell commercially introduced its first transplantable tissue product, AlloDerm?, during December 1993. Sales of AlloDerm products to date have not been sufficient to fund the Company's operations, and the Company expects continued operating losses during 1997. The future operating results of the Company will be principally dependent on the market acceptance of its current and future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

2.  Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the Financial Statements included within the Company's Form 10-K for the year ended December 31, 1996.

In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and the results of operations for the periods presented. Financial results for interim periods are not necessarily indicative of the results for the full year or future interim periods.

3.  Redemption of Series A Preferred Stock

The Series A Preferred Stock was automatically convertible into Common Stock on November 9, 1997, and could be redeemed sooner by the Company if, after November 9, 1995, the closing bid price of the Company's Common Stock averaged or exceeded $5.17 per share for 20 consecutive days. Pursuant to such provisions, during February 1997, the Company called for redemption all outstanding shares of Series A Preferred Stock. During March 1997 the Company issued 1,739,128 shares of Common Stock to redeem the Series A Preferred Stock and paid a cash dividend of $65,000 and issued an additional 33,305 shares of Common Stock for dividends accrued through the date of redemption.

4.  Dividends Payable on Series B Preferred Stock

The Series B Preferred Stock bears cumulative dividends, payable quarterly for five years, at the greater of the annual rate of $6.00 per share or the rate of any dividends paid on the Series A Preferred Stock (effectively $10.00 per share until the Series A Preferred Stock was redeemed in March 1997). Dividends may be paid in cash, in additional shares of Series B Preferred

<Page 6>

Stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. While the preferred shares are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock.

During 1996, the Company declared accrued dividends on the Series B Preferred Stock of $145,867 payable through the issuance of 1,426 additional shares of Series B Preferred Stock on February 15, 1997. Such dividends were accrued at December 31, 1996.

During the first quarter of 1997, the Company accrued dividends on the Series B Preferred Stock of $300,007, payable in cash of $8,509 and 2,915 shares of Series B Preferred Stock. Such dividend was at the rate of $10.00 per share for the period through March 26, 1997, the date of redemption of the Series A Preferred Stock, and $6.00 per share thereafter.

5.  Loss Per Share

Loss per share has been computed by dividing net loss, which has been increased by imputed and stated dividends on outstanding Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the periods. Such imputed and stated dividends totaled $146,681 and $408,342 for the three months ended March 31, 1996 and 1997, respectively. In all applicable periods, all Common Stock equivalents, including the Series A Preferred Stock and the Series B Preferred Stock, were anti-dilutive and, accordingly, were not included in the computation.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 establishes standards for computing and presenting earnings per share ("EPS"). This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. The statement also retroactively revises the presentation of earnings per share in the financial statements. The Company will adopt this Standard for the year ended December 31, 1997, but such adoption is not expected to have a significant effect on net loss per share for the period ended March 31, 1997..

<Page 7>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes contained elsewhere herein.

General and Background

LifeCell was organized in 1986 and, since inception, has been financed through the public and private sale of equity securities to individuals, venture capital firms and corporations, through product sales, through a corporate alliance with Medtronic, Inc. and through the receipt of government grants and contracts.

In December 1993, LifeCell began commercial distribution of AlloDerm? grafts. The initial AlloDerm product was used as a dermal replacement in the grafting of third-degree burns. LifeCell commenced commercial sales of AlloDerm for periodontal surgery in September 1995 and for plastic and reconstructive surgery uses in June 1995. To date, proceeds from the sale of AlloDerm products have not been sufficient to fund the Company's operating activities.

In March 1994, LifeCell entered into an agreement with Medtronic pursuant to which Medtronic agreed (subject to certain rights to terminate at Medtronic's discretion) to fund the development of LifeCell's proprietary tissue processing technology in the field of heart valves. Additionally, LifeCell's research and development of blood cell products has been substantially funded through government grants and contracts.

Results of Operations

The net loss for the three months ended March 31, 1997 was approximately $1,650,000, or an increase of approximately $701,000 over the same period of 1996. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products and the development of the infrastructure to administer its increased activities. This investment in increased marketing activities was partially offset by a rise in product sales as discussed further below.

Total revenues for the three months ended March 31, 1997 were approximately $1,110,000, or an increase of approximately $534,000 over the same period of 1996. Approximately $400,000 of such increase was attributable to increases in sales of AlloDerm products, which were the result of expanded sales and marketing activities and increased distribution activities during the 1997 period. The remaining $134,000 increase in revenues was the result of increased research activities under funding arrangements; amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the periods.

Cost of goods sold for the three months ended March 31, 1997 was approximately $490,000, with a gross margin of approximately 40%, for the three months ended March 31, 1997. The gross margin for the three months ended March 31, 1996 was approximately 35%. The increase in gross margin is principally attributable to the allocation of fixed costs to higher volumes of products produced in 1997 as well as the implementation of certain production efficiencies.

Research and development expenses for the three months ended March 31, 1997 were approximately $568,000, an increase of $222,000 over the comparable

<Page 8>

period in 1996. Of such increase, approximately $134,000 was attributable to increased activities related to research funded by others. Such activities increased in 1997 as a result of the receipt during 1996 of three contracts with government agencies to fund research and development activities. The remaining $88,000 increase in research and development expense is attributable to changing allocations of staff-related costs and increased production of products for clinical and research activities.

General and administrative expenses during the three months ended March 31, 1997 were approximately $797,000, or an increase of approximately $410,000 over the same period of 1996. Such increase is principally attributable to increased staff levels, recruiting fees, and other professional related to the Company's expansion of the infrastructure to support its increased sales activities.

Selling and marketing expenses were approximately $1,036,000 during the three months ended March 31, 1997, or an increase of approximately $485,000 over the same period of 1996. The increase was primarily attributable to increased promotional activities as well as the addition of sales personnel related to AlloDerm marketing.

The category "Interest income and other, net" was approximately $131,000 during the three months ended March 31, 1997, or an increase of approximately $101,000 over the same period of 1996. The increase was principally attributable to higher funds available for investment during the current period as a result of the sale of Series B Preferred Stock in November 1996.

Liquidity and Capital Resources

Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, the Medtronic corporate alliance, government grants and contracts and interest on investments.

LifeCell primarily funds research and development activities for products other than AlloDerm with external funds from its corporate alliance and government grants. In April 1996, LifeCell was awarded a one-year $613,000 contract from the U.S. Navy related to the development of ThromboSol TM. In August 1996, LifeCell was awarded a two-year $300,000 National Science Foundation Phase II grant related to its keratinocytes program. In December 1996, LifeCell was awarded a two-year contract from the U.S. Army to support the development of vascular graft products.

In 1994, LifeCell entered into agreements with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund the development of LifeCell's proprietary tissue processing technology in the field of heart valves. Through March 31, 1997, LifeCell has recognized approximately $1.8 million in revenues for development funding, excluding the initial license fee, for this program.

In June 1996, LifeCell engaged DENTSPLY International ("DENTSPLY") to distribute AlloDerm grafts for periodontal surgery on a worldwide basis. In March 1997, however, DENTSPLY advised LifeCell that it intended to discontinue operations of the division with responsibility for distributing AlloDerm. Accordingly, LifeCell has assumed marketing AlloDerm for periodontal applications through its direct sales force. While the Company anticipates that the termination of the DENTSPLY agreement may have some impact on

<Page 9>

revenues attributable to sales of AlloDerm for periodontal applications during this transition, LifeCell believes that it will not materially affect the Company's overall revenues attributable to AlloDerm sales.

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

LifeCell has had losses since inception and therefore has not been subject to federal income taxes. As of December 31, 1996, LifeCell had NOL and research and development tax credit carryforwards for income tax purposes of approximately $26 million and $385,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. Accordingly, LifeCell's ability to use such carryforwards to reduce future taxable income may be restricted.

Forward-Looking Statements and Risk Factors

Certain of the statements contained in this report are forward-looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to uncertainties and risks that could cause actual results to differ materially. In addition, the operations and activities of the Company and investments in its securities are subject to certain significant risks. These risks include, but are not limited to, the demand for the Company's products and services, economic and competitive conditions, competitive products and technologies, uncertainty of patent protection, access to borrowed or equity capital on favorable terms, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

<Page 10>

                           Part II.  OTHER INFORMATION

Item 2.  Changes in Securities.

During the three months ended March 31, 1997, the Company issued a total of 13,096 shares of Common Stock for an aggregate consideration of $54,086 to various stockholders of the Company pursuant to the exercise of certain stock purchase warrants. None of such issuances involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K.

       a.  Exhibits
           27.1  Financial Data Schedule

       b.  Reports on Form 8-K
           None


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LIFECELL CORPORATION



Date: May 14, 1997                           By: /s/ Paul M. Frison
                                                -----------------------
                                                 Paul M. Frison
                                                 President and Chief
                                                   Executive Officer



Date: May 14, 1997                            By: /s/ J. Donald Payne
                                                 ----------------------
                                                  J. Donald Payne
                                                  Vice President, Chief
                                                    Financial Officer and
                                                    Secretary

<Page 11>

                            INDEX TO EXHIBITS

Exhibit No.

   27.1         Financial Data Schedule