Form 10-Q
period 1997-06-30
LIFECELL CORP
filed 1997-08-12
CIK 849448

<Page 1>
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                     or

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

As of August 1, 1997, there were outstanding 6,911,932 shares of Common Stock, par value $.001, and 123,037 of Series B Preferred Stock, par value $.001 (which are convertible into approximately an additional 3,968,935 shares of Common Stock), of the registrant.

Page 1 of 23 pages
Exhibit Index on page 14

<Page 2>
                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 BALANCE SHEETS
                                                   June 30,      December 31,
                                                     1997             1996
                                                  ---------       ----------
                  ASSETS                         (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                     $  7,290,396    $ 10,748,250
   Accounts and other receivables                     802,263         436,839
   Inventories                                        993,325         839,821
   Prepayments and other                               72,842          52,780
                                                 ------------    ------------
      Total current assets                          9,158,826      12,077,690
FURNITURE AND EQUIPMENT, net                          770,744         478,098
INTANGIBLE ASSETS, net                                375,668         334,227
                                                 ------------    ------------
                                                 $ 10,305,238    $ 12,890,015
                                                 ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                              $    720,112    $    514,848
   Accrued liabilities                                764,891         539,271
   Deferred revenues                                  215,274         138,792
                                                 ------------    ------------
      Total current liabilities                     1,700,277       1,192,911
DEFERRED CREDIT                                     1,500,000       1,500,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A preferred stock, $.001 par value,
   300,000 shares authorized, none and
   260,000 issued and outstanding including
   accrued dividends of none and $86,667                   --       5,291,473
Series B preferred stock, $.001 par value,
   182,205 shares authorized, 123,037 and
   124,157 issued and outstanding and accrued
   dividends of 1,794 and 1,426 shares                    127             126
Undesignated preferred stock, $.001 par value,
   1,517,795 shares authorized, none issued
   and outstanding
Common stock, $.001 par value, 25,000,000 shares
   authorized, 6,911,932 and 4,899,944 shares
   issued and outstanding, respectively                 6,912           4,900
Warrants outstanding to purchase 3,231,925 and
   3,378,264 shares of Common Stock,
   respectively                                       420,652         423,218
Additional paid in capital                         39,805,918      33,788,321
Accumulated deficit                               (33,128,648)    (29,310,934)
                                                 ------------    ------------
   Total stockholders' equity                       7,104,961      10,197,104
                                                 ------------    ------------
   Total liabilities and stockholders' equity    $ 10,305,238    $ 12,890,015
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

<Page 3>
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Three Months Ended June 30,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
REVENUES
   Product sales                                 $  1,007,464    $    429,065
   Research funded by others                          265,548         248,455
                                                 ------------    ------------
      Total revenues                                1,273,012         677,520
                                                 ------------    ------------
COSTS AND EXPENSES
   Cost of goods sold                                 520,551         272,401
   Funded research and development                    265,548         248,455
   Proprietary research and development               281,414         141,429
   General and administrative                         693,501         385,346
   Selling and marketing                            1,190,745         551,803
                                                 ------------    ------------
      Total costs and expenses                      2,951,759       1,599,434
                                                 ------------    ------------
LOSS FROM OPERATIONS                               (1,678,747)       (921,914)
                                                 ------------    ------------
   Interest income and other, net                     105,772          13,263
                                                 ------------    ------------
NET LOSS                                         $ (1,572,975)   $   (908,651)
                                                 ============    ============

Loss per share before preferred dividends        $      (0.22)   $      (0.21)
   Effect of preferred dividends                        (0.03)          (0.03)
                                                 ------------    ------------
LOSS PER SHARE                                   $      (0.25)   $      (0.24)
                                                 ============    ============
SHARES USED IN COMPUTING LOSS PER SHARE             6,888,787       4,403,658
                                                 ============    ============




    The accompanying notes are an integral part of these financial statements.

<Page 4>
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Six Months Ended June 30,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
REVENUES
   Product sales                                 $  1,828,433    $    849,701
   Research funded by others                          555,224         403,931
                                                 ------------    ------------
      Total revenues                                2,383,657       1,253,632
                                                 ------------    ------------
COSTS AND EXPENSES
   Cost of goods sold                               1,010,191         544,158
   Funded research and development                    555,224         403,931
   Proprietary research and development               559,843         331,464
   General and administrative                       1,490,872         772,692
   Selling and marketing                            2,226,649       1,102,525
                                                 ------------    ------------
      Total costs and expenses                      5,842,779       3,154,770
                                                 ------------    ------------
LOSS FROM OPERATIONS                               (3,459,122)     (1,901,138)
                                                 ------------    ------------
   Interest income and other, net                     236,510          43,383
                                                 ------------    ------------
NET LOSS                                         $ (3,222,612)   $ (1,857,755)
                                                 ============    ============

Loss per share before preferred dividends        $      (0.54)   $      (0.42)
   Effect of preferred dividends                        (0.10)          (0.07)
                                                 ------------    ------------
LOSS PER SHARE                                   $      (0.64)   $      (0.49)
                                                 ============    ============
SHARES USED IN COMPUTING LOSS PER SHARE             5,980,521       4,403,658
                                                 ============    ============




    The accompanying notes are an integral part of these financial statements.


<Page 5>
                              STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                 Six Months Ended June 30,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                      $ (3,222,612)   $ (1,857,755)
   Adjustments to reconcile net loss to net
    cash used in operating activities--
      Depreciation and amortization                    93,430          84,866
      Stock and warrant compensation expense              --           19,906
   Change in assets and liabilities--
      (Increase) decrease in accounts and other      (365,424)        (76,893)
        receivables
      (Increase) decrease in inventories             (153,503)       (323,664)
      (Increase) decrease in prepayments and other    (20,064)       (174,195)
      Increase in accounts payable and accrued
        liabilities                                   396,889         185,479
      Increase (decrease) in deferred revenues
        and credit                                     76,482         (21,031)
                                                 ------------    ------------
   Total adjustments                                   27,810        (305,532)
                                                 ------------    ------------
      Net cash used in operating activities        (3,194,802)     (2,163,287)
                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                              (379,392)       (138,212)
   Intangible assets                                  (48,125)        (16,702)
                                                 ------------    ------------
      Net cash used in investing activities          (427,517)       (154,914)
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                    207,294             --
   Proceeds from issuance of notes payable             65,369         140,990
   Dividends paid                                     (76,823)            --
   Payments of notes payable                          (31,375)        (21,117)
                                                 ------------    ------------
      Net cash provided by financing
        activities                                    164,465         119,873
                                                 ------------    ------------
Net Decrease in cash and Cash Equivalents          (3,457,854)     (2,198,328)
Cash and Cash Equivalents at Beginning of
   Period                                          10,748,250       3,015,332
                                                 ------------    ------------
Cash and Cash Equivalents at End of Period       $  7,290,396    $    817,004
                                                 ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
      Cash paid during the period for interest   $      1,860    $      4,157




   The accompanying notes are an integral part of these financial statements.

<Page 6>
                  CONDENSED NOTES TO FINANCIAL STATEMENTS


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

4.  Dividends Payable on Series B Preferred Stock

The Series B Preferred Stock bears cumulative dividends, payable quarterly for five years ending 2001, at the greater of the annual rate of $6.00 per share or the rate of any dividends paid on the Series A Preferred Stock (effectively $10.00 per share until the Series A Preferred Stock was redeemed in March
1997). Dividends may be paid in cash, in additional shares of Series B Preferred Stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. While the shares of Series B Preferred Stock are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock.

During the second quarter of 1997, the Company accrued dividends on the Series B Preferred Stock of $182,504, payable in cash of $3,104 and 1,794 shares of Series B Preferred Stock.


<Page 7>
During the first six months of 1997, the Company accrued dividends on the Series B Preferred Stock of $482,511, payable in cash of $11,611 and 4,709 shares of Series B Preferred Stock. Such dividend was at the rate of $10.00 per share for the period through March 26, 1997, the date of redemption of the Series A Preferred Stock, and $6.00 per share thereafter.

5.  Loss Per Share

Loss per share has been computed by dividing net loss, which has been increased by imputed and stated dividends on outstanding Preferred Stock, by the weighted average number of shares of Common Stock outstanding during the periods. Such imputed and stated dividends totaled $146,681 and $182,504 for the three months ended June 30, 1996, and 1997, respectively, and $293,362 and $590,846 for the six months ended June 30, 1996, and 1997, respectively. In all applicable periods, all Common Stock equivalents, including the Series A Preferred Stock and the Series B Preferred Stock, were anti-dilutive and, accordingly, were not included in the computation.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 establishes standards for computing and presenting earnings per share ("EPS"). This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. The statement also retroactively revises the presentation of earnings per share in the financial statements. The Company will adopt this Standard for the year ended December 31, 1997, but such adoption is not expected to have a significant effect on net loss per share for the period ended June 30, 1997.


<Page 8>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes contained elsewhere herein.

General and Background

LifeCell was organized in 1986 and, since inception, has been financed through the public and private sale of equity securities to individuals, venture capital firms and corporations, through product sales, through a corporate alliance with Medtronic, Inc. ("Medtronic") and through the receipt of government grants and contracts.

In December 1993, LifeCell began commercial distribution of AlloDerm? grafts. The initial AlloDerm product was used as a dermal replacement in the grafting of third-degree burns. LifeCell commenced commercial sales of AlloDerm for periodontal surgery in September 1995 and for plastic and reconstructive surgery uses in November 1995. To date, proceeds from the sale of AlloDerm products have not been sufficient to fund the Company's operating activities.

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

Results of Operations

Three Months Ended June 30,1997 and 1996.

The net loss for the three months ended June 30, 1997 was approximately $1,573,000, or an increase of approximately $664,000 over the same period of 1996. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products and the development of the infrastructure to administer its increased activities. This investment in increased marketing activities was partially offset by a rise in product sales as discussed further below.

Total revenues for the three months ended June 30, 1997 were approximately $1,273,000, or an increase of approximately $595,000 over the same period of 1996. Approximately $578,000 of such increase was attributable to increased sales of AlloDerm products, which resulted from expanded sales and marketing activities and increased distribution activities during the 1997 period. The remaining $17,000 increase in revenues was the result of increased research activities under funding arrangements; amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the periods.

Cost of goods sold for the three months ended June 30, 1997 was approximately $521,000, with a gross margin of approximately 48%. The gross margin for the three months ended June 30, 1996 was approximately 37%. The increase in gross margin is principally attributable to the implementation of certain production efficiencies as well as the allocation of fixed costs to higher volumes of products produced in 1997.

Research and development expenses for the three months ended June 30, 1997 were approximately $547,000, an increase of $157,000 over the comparable period in 1996. Of such increase, approximately $140,000 was attributable to increased production of products for clinical and research activities. The remaining $17,000 was attributable to increased activities related to research funded by others. Such activities increased in 1997 as a result of the receipt during 1996 of three contracts with government agencies to fund research and development activities.

General and administrative expenses during the three months ended June 30, 1997 were approximately $694,000, or an increase of approximately $308,000

<Page 9>
over the same period of 1996. Such increase is principally attributable to increased staff levels, recruiting fees, and other professional fees related to the Company's expansion of the infrastructure to support its increased sales activities.

Selling and marketing expenses were approximately $1,191,000 during the three months ended June 30, 1997, or an increase of approximately $640,000 over the same period of 1996. The increase was primarily attributable to increased promotional activities as well as the addition of sales personnel related to AlloDerm marketing.

The category "Interest income and other, net" was approximately $106,000 during the three months ended June 30, 1997, or an increase of approximately $93,000 over the same period of 1996. The increase was principally attributable to higher funds available for investment during the current period as a result of the issuance of Series B Preferred Stock in November 1996.

Six Months Ended June 30,1997 and 1996.

The net loss for the six months ended June 30, 1997 was approximately $3,223,000, or an increase of approximately $1,365,000 over the same period of 1996. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products and the development of the infrastructure to administer its increased activities. This investment in increased marketing activities was partially offset by a rise in product sales as discussed further below.

Total revenues for the six months ended June 30, 1997 were approximately $2,384,000, or an increase of approximately $1,130,000 over the same period of 1996. Approximately $979,000 of such increase was attributable to increases in sales of AlloDerm products, which were the result of expanded sales and marketing activities and increased distribution activities during the 1997 period. The remaining $151,000 increase in revenues was the result of increased research activities under funding arrangements; amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the periods.

Cost of goods sold for the six months ended June 30, 1997 was approximately $1,010,000, with a gross margin of approximately 45%. The gross margin for the six months ended June 30, 1996 was approximately 36%. The increase in gross margin is principally attributable to the implementation of certain production efficiencies as well as the allocation of fixed costs to higher volumes of products produced in 1997.

Research and development expenses for the six months ended June 30, 1997 were approximately $1,115,000, an increase of $380,000 over the comparable period in 1996. Of such increase, approximately $151,000 was attributable to increased activities related to research funded by others. Such activities increased in 1997 as a result of the receipt during 1996 of three contracts with government agencies to fund research and development activities. The remaining $229,000 increase in research and development expense is attributable to increased production of products for clinical and research activities.

General and administrative expenses during the six months ended June 30, 1997 were approximately $1,491,000, or an increase of approximately $718,000 over the same period of 1996. Such increase is principally attributable to increased staff levels, recruiting fees, and other professional fees related to the Company's expansion of the infrastructure to support its increased sales activities.

Selling and marketing expenses were approximately $2,227,000 during the six months ended June 30, 1997, or an increase of approximately $1,124,000 over the same period of 1996. The increase was primarily attributable to increased promotional activities as well as the addition of sales personnel related to AlloDerm marketing.


<Page 10>
The category "Interest income and other, net" was approximately $237,000 during the six months ended June 30, 1997, or an increase of approximately $193,000 over the same period of 1996. The increase was principally attributable to higher funds available for investment during the current period as a result of the sale of Series B Preferred Stock in November 1996.

Liquidity and Capital Resources

Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, the Medtronic corporate alliance, government grants and contracts and interest on investments.

LifeCell primarily funds research and development activities for products other than AlloDerm with external funds from its corporate alliance and government grants. In April 1996, LifeCell was awarded a $613,000 contract from the U.S. Navy related to the development of ThromboSolTM. In August 1996, LifeCell was awarded a two-year $300,000 National Science Foundation Phase II grant related to its keratinocytes program. In December 1996, LifeCell was awarded a two-year contract of $1,068,000 from the U.S. Army to support the development of vascular graft products.

In 1994, LifeCell entered into an agreement with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund the development of LifeCell's proprietary tissue processing technology in the field of heart valves. Through June 30, 1997, LifeCell has recognized approximately $1.8 million in revenues for development funding, excluding the initial license fee, for this program.

In June 1996, LifeCell engaged DENTSPLY International, Inc. ("DENTSPLY") to distribute AlloDerm grafts for periodontal surgery on a worldwide basis. In March 1997, however, DENTSPLY advised LifeCell that it intended to discontinue operations of the division with responsibility for distributing AlloDerm. Accordingly, LifeCell assumed marketing AlloDerm for periodontal applications through its direct sales force during the second quarter. On June 30,1997, the Company signed an exclusive distribution agreement with Lifecore Biomedical, Inc. for distribution of AlloDerm for dental applications in the United States.

LifeCell expects to incur substantial expenses for AlloDerm marketing and the Company's product development programs (including costs of clinical studies), production, sales and marketing, product introduction, technical seminars, support of ongoing administrative activities and research and development activities, such as regulatory and quality assurance programs and continuing applications for patent protection for the proprietary aspects of its technology. The Company currently intends to fund these activities from its existing cash resources, sales of products, and research and development funding received from others. There can be no assurance that such sources of funds will be sufficient to meet these future expenses. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1997 and 1998, as well as the extent to which the Company may decide or may be required to use its own resources, in addition to external funding, to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms.

LifeCell has had losses since inception and therefore has not been subject to federal income taxes. As of December 31, 1996, LifeCell had net operating loss
(NOL) and research and development tax credit carryforwards for income tax purposes of approximately $26 million and $385,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. Accordingly, LifeCell's ability to use such carryforwards to reduce future taxable income may be restricted.

<Page 11>
Forward-Looking Statements and Risk Factors

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

<Page 12>
                           Part II.  OTHER INFORMATION

Item 2.  Changes in Securities.

During the three months ended June 30, 1997, the Company issued a total of 13,243 shares of Common Stock for an aggregate consideration of $108,780 to various stockholders of the Company pursuant to the exercise of certain stock purchase warrants. None of such issuances involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 19, 1997, at the Company's annual meeting of stockholders, the individuals listed below were elected directors by the holders of Common Stock and Series B Preferred Stock, voting together as a class. Set forth opposite each director's name is the tabulation of votes cast.

                                          VOTES             VOTES
    NAME                                   FOR             WITHHELD
    ----                                ---------          --------
    Michael E. Cahr                     7,994,378           26,150
    Paul M. Frison                      7,994,378           26,150
    James G. Foster                     7,994,378           26,150
    Stephen A. Livesey, M.D., Ph.D.     7,994,378           26,150
    David A. Thompson                   7,994,378           26,150

Additional individuals listed below were elected directors by the holders of Series B Preferred Stock, voting as a separate class.

                                          VOTES              VOTES
    NAME                                   FOR             WITHHELD
    ----                                  ------           --------
    K. Flynn McDonald                     73,483              219
    Lori Koffman                          73,483              219

The stockholders approved the LifeCell Corporation Amended and Restated 1992 Stock Option Plan, which increases the number of shares for which options may be granted under such plan and amends certain provisions of the plan to bring it into compliance with recently amended federal securities and tax laws. The tabulation of votes with respect to this proposal is as follows:

       VOTES FOR               VOTES AGAINST            VOTES ABSTAINED
     -------------            ---------------           ---------------
       6,347,579                  251,171                    39,180


<Page 13>
Item 6.  Exhibits and Reports on Form 8-K.

       a.  Exhibits
           10.1  LifeCell Corporation Amended and Restated 1992 Stock Option
                 Plan
           27.1  Financial Data Schedule

       b.  Reports on Form 8-K
           None


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LIFECELL CORPORATION



Date: August 11, 1997                         By: /s/ Paul M. Frison
                                                -----------------------
                                                 Paul M. Frison
                                                 President and Chief
                                                   Executive Officer



Date: August 11, 1997                         By: /s/ J. Donald Payne
                                                 ----------------------
                                                  J. Donald Payne
                                                  Vice President, Chief
                                                    Financial Officer and
                                                    Secretary

<Page 14>
           Exhibit Index

           10.1  LifeCell Corporation Amended and Restated 1992 Stock Option
                 Plan

           27.1  Financial Data Schedule