Form 10-Q
period 1997-09-30
LIFECELL CORP
filed 1997-10-15
CIK 849448

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                       FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                     or

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

As of September 30, 1997, there were outstanding 6,990,917 shares of Common Stock, par value $.001, and 124,036 of Series B Preferred Stock, par value $.001 (which are convertible into approximately an additional 4,001,161 shares of Common Stock), of the registrant.

Page 1 of 14
Exhibit Index on page 14

                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 BALANCE SHEETS
                                                 September 30,    December 31,
                                                     1997             1996
                                                  ---------       ----------
                  ASSETS                          (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                     $  5,535,837    $ 10,748,250
   Accounts and other receivables                     860,069         436,839
   Inventories                                        981,317         839,821
   Prepayments and other                              151,392          52,780
                                                 ------------    ------------
      Total current assets                          7,528,615      12,077,690
FURNITURE AND EQUIPMENT, net                          839,689         478,098
INTANGIBLE ASSETS, net                                376,741         334,227
OTHER ASSETS                                           66,838             --
                                                 ------------    ------------
                                                 $  8,811,883    $ 12,890,015
                                                 ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                              $    324,226    $    514,848
   Accrued liabilities                                966,966         539,271
   Deferred revenues                                  106,510         138,792
                                                 ------------    ------------
      Total current liabilities                     1,397,702       1,192,911
DEFERRED CREDIT                                     1,500,000       1,500,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A preferred stock, $.001 par value,
   none and 300,000 shares authorized, none
   and 260,000 issued and outstanding, including
   accrued dividends of none and $86,667,
   respectively                                           --        5,291,473
Series B preferred stock, $.001 par value,
   182,205 shares authorized, 124,036 and
   124,157 issued and outstanding and accrued
   dividends of 1,837 and 1,426 shares,
   respectively                                           126             126
Undesignated preferred stock, $.001 par value,
   1,817,795 and 1,517,795 shares authorized,
   none issued and outstanding
Common stock, $.001 par value, 25,000,000 shares
   authorized, 6,990,917 and 4,899,944 shares
   issued and outstanding, respectively                 6,991           4,900
Warrants outstanding to purchase 3,189,507 and
   3,378,264 shares of Common Stock,
   respectively                                       416,540         423,218
Additional paid in capital                         40,199,622      33,788,321
Accumulated deficit                               (34,709,098)    (29,310,934)
                                                 ------------    ------------
   Total stockholders' equity                       5,914,181      10,197,104
                                                 ------------    ------------
   Total liabilities and stockholders' equity    $  8,811,883    $ 12,890,015
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                              Three Months Ended September 30,
                                               -------------------------------
                                                     1997            1996
                                                 ------------    ------------
REVENUES
   Product sales                                 $  1,409,900    $    560,672
   Research funded by others                          223,926         255,454
                                                 ------------    ------------
      Total revenues                                1,633,826         816,126
                                                 ------------    ------------
COSTS AND EXPENSES
   Cost of goods sold                                 694,773         355,647
   Funded research and development                    223,926         255,454
   Proprietary research and development               329,824         209,014
   General and administrative                         516,255         423,288
   Selling and marketing                            1,346,120         597,214
                                                 ------------    ------------
      Total costs and expenses                      3,110,898       1,840,617
                                                 ------------    ------------
LOSS FROM OPERATIONS                               (1,477,072)     (1,024,491)
                                                 ------------    ------------
   Interest income and other, net                      83,859          11,988
                                                 ------------    ------------
NET LOSS                                         $ (1,393,213)   $ (1,012,503)
                                                 ============    ============

Loss per Common share before preferred
  dividends, accretion of preferred stock
  and warrant exercises                          $      (0.20)   $      (0.22)
   Effect of preferred dividends, accretion
   of preferred stock and warrant exercises             (0.03)          (0.11)
                                                 ------------    ------------
LOSS PER COMMON SHARE                            $      (0.23)   $      (0.33)
                                                 ============    ============
SHARES USED IN COMPUTING LOSS PER COMMON SHARE      6,941,013       4,548,547
                                                 ============    ============




    The accompanying notes are an integral part of these financial statements.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1997            1996
                                                 ------------    ------------
REVENUES
   Product sales                                 $  3,238,333    $  1,410,373
   Research funded by others                          779,149         659,385
                                                 ------------    ------------
      Total revenues                                4,017,482       2,069,758
                                                 ------------    ------------
COSTS AND EXPENSES
   Cost of goods sold                               1,704,963         899,805
   Funded research and development                    779,149         659,385
   Proprietary research and development               889,686         550,354
   General and administrative                       2,007,130       1,196,104
   Selling and marketing                            3,572,769       1,699,739
                                                 ------------    ------------
      Total costs and expenses                      8,953,697       5,005,387
                                                 ------------    ------------
LOSS FROM OPERATIONS                               (4,936,215)     (2,935,629)
                                                 ------------    ------------
   Interest income and other, net                     320,389          55,371
                                                 ------------    ------------
NET LOSS                                         $ (4,615,826)   $ (2,880,258)
                                                 ============    ============

Loss per Common share before preferred
  dividends, accretion of preferred stock
  and warrant exercises                          $      (0.73)   $      (0.65)
   Effect of preferred dividends, accretion
   of preferred stock and warrant exercises             (0.13)          (0.18)
                                                 ------------    ------------
LOSS PER COMMON SHARE                            $      (0.86)   $      (0.82)
                                                 ============    ============
SHARES USED IN COMPUTING LOSS PER COMMON SHARE      6,304,204       4,452,307
                                                 ============    ============




    The accompanying notes are an integral part of these financial statements.

                              STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1997            1996
                                                 ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                      $ (4,615,826)   $ (2,880,258)
   Adjustments to reconcile net loss to net
    cash used in operating activities--
      Depreciation and amortization                   156,644         124,332
      Stock and warrant compensation expense              --           19,906
   Change in assets and liabilities--
      (Increase) decrease in accounts and other      (423,229)       (156,205)
        receivables
      (Increase) decrease in inventories             (141,496)       (415,651)
      (Increase) decrease in prepayments and other    (98,613)       (340,886)
      Increase in accounts payable and accrued
        liabilities                                   206,720         530,497
      Increase (decrease) in deferred revenues
        and credit                                    (32,281)         (9,966)
                                                 ------------    ------------
   Total adjustments                                 (332,255)       (247,973)
                                                 ------------    ------------
      Net cash used in operating activities        (4,948,081)     (3,128,231)
                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                              (498,745)       (152,205)
   Intangible assets                                  (55,466)        (41,592)
                                                 ------------    ------------
      Net cash used in investing activities          (554,211)       (193,797)
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of stock                    406,294       1,061,605
   Proceeds from issuance of notes payable             65,369         432,316
   Deferred offering expenses accrued                 (66,838)            --
   Dividends paid                                     (79,927)            --
   Payments of notes payable                          (35,019)        (47,661)
                                                 ------------    ------------
      Net cash provided by financing
        activities                                    289,879       1,446,260
                                                 ------------    ------------
Net Decrease in Cash and Cash Equivalents          (5,212,413)     (1,875,768)
Cash and Cash Equivalents at Beginning of
   Period                                          10,748,250       3,015,332
                                                 ------------    ------------
Cash and Cash Equivalents at End of Period       $  5,535,837    $  1,139,564
                                                 ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
      Cash paid during the period for interest   $      4,059    $      6,719




   The accompanying notes are an integral part of these financial statements.

                  CONDENSED NOTES TO FINANCIAL STATEMENTS


1.  Organization and Certain Significant Risks:

LifeCell Corporation, a Delaware corporation ("LifeCell" or the "Company"), is a bio-engineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company was incorporated on January 6, 1992, for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first transplantable tissue product, AlloDerm acellular dermal graft, during 1994. Sales of AlloDerm products to date have not been sufficient to fund the Company's operations, and the Company expects continued operating losses at least into 1998. The future operating results of the Company will be principally dependent on the market acceptance of its current and future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

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

During the third quarter of 1997, the Company accrued dividends on the Series B Preferred Stock of $187,237, payable in cash of $3,537 and 1,837 shares of Series B Preferred Stock. Such dividend is payable on November 15, 1997.

During the first nine months of 1997, the Company accrued dividends on the Series B Preferred Stock of $669,748, payable in cash of $15,148 and 6,546 shares of Series B Preferred Stock. Such dividend was at the rate of $10.00 per share for the period through March 26, 1997, the date of redemption of the Series A Preferred Stock, and $6.00 per share thereafter.

5.  Loss Per Share

Loss per share has been computed by dividing net loss, which has been increased by imputed and stated dividends on outstanding Preferred Stock as well as in 1996 the effect of inducement of warrant exercises, by the weighted average number of shares of Common Stock outstanding during the periods. Such imputed and stated dividends and effect of warrant exercise inducement totaled $498,597 and $187,237 for the three months ended September 30, 1996, and 1997, respectively, and $791,959 and $782,324 for the nine months ended September 30, 1996, and 1997, respectively. In all applicable periods, all Common Stock equivalents, including the Series A Preferred Stock and the Series B Preferred Stock, were anti-dilutive and, accordingly, were not included in the computation.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement 128 establishes standards for computing and presenting earnings per share ("EPS"). This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. The statement also retroactively revises the presentation of earnings per share in the financial statements. The Company will adopt this Standard for the year ended December 31, 1997, but such adoption is not expected to have a significant effect on net loss per share for the period ended September 30, 1997.

6.  Commitments and Contingencies

The Company is subject to numerous risks and uncertainties and from time to time may be subject to various claims in the ordinary course of its operations. The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover any claims incurred by the Company or that the type of claims will be covered by the terms of insurance coverage.

7.  Subsequent Events

In October 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of 4,500,000 shares of its Common Stock, of which 4,000,000 shares will be issued and sold by LifeCell and 500,000 shares will be sold by certain selling stockholders of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of operations and financial condition of LifeCell should be read in conjunction with the Financial Statements and Notes herein. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements and Risk Factors."

General and Background

LifeCell is a bio-engineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company's patented tissue processing and cell preservation technologies serve as platforms for a broad range of potential products addressing significant clinical needs in multiple markets. The Company's first commercial product is AlloDerm, a tissue graft consisting of an extracellular tissue matrix that retains the essential biochemical and structural composition of human dermis. The Company believes that AlloDerm is the only commercial tissue transplant product that promotes normal human soft tissue regeneration. AlloDerm currently is being marketed in the United States and internationally for use in reconstructive plastic, dental and burn surgery and has been successfully transplanted in over 20,000 patients. LifeCell also is developing several additional products, including injectable AlloDerm, composite skin grafts, heart valves, vascular grafts and ThromboSolTM platelet storage solution.

LifeCell was organized in 1986 and, since inception, has been financed through the public and private sale of equity securities, through product sales, through a corporate alliance with Medtronic, Inc. ("Medtronic") and through the receipt of government grants and contracts.

LifeCell began the sale of AlloDerm grafts as a dermal replacement in the grafting of third-degree burns in December 1993 and commenced commercial activities in 1994. LifeCell commenced the sale of AlloDerm for periodontal surgery in September 1995 and for reconstructive plastic surgery uses in November 1995. To date, proceeds from the sale of AlloDerm products have not been sufficient to fund in full the Company's operating activities.

Results of Operations

Three Months Ended September 30, 1997 and 1996.

The net loss for the three months ended September 30, 1997 increased 38% to approximately $1.4 million compared to approximately $1.0 million for the same period of 1996. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products and the development of the infrastructure to administer its increased activities. This investment in increased marketing activities was partially offset by a rise in product sales as discussed further below.

Total revenues for the three months ended September 30, 1997 increased 100% to approximately $1.6 million compared to approximately $816,000 for the same period of 1996. Approximately $849,000 of such increase was attributable to increased sales of products, which were the result of expanded sales and marketing activities and increased distribution activities during the 1997 period. This increase was offset in part by a $32,000 decrease in revenues from funded research and development. The decrease in funding is attributable primarily to a decrease in expenditures for the heart valve program which is funded in part by Medtronic. Amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the periods.

Cost of goods sold for the three months ended September 30, 1997 was approximately $695,000 with a gross margin of approximately 51%. The gross margin for the three months ended September 30, 1996 was approximately 37%. The increase in gross margin is principally attributable to the implementation of certain production efficiencies and the allocation of fixed costs to higher volumes of products produced in 1997, as well as an increase in sales of certain higher margin AlloDerm products and the price of certain AlloDerm products.

Research and development expenses for the three months ended September 30, 1997 increased 19% to approximately $554,000 compared to approximately $464,000 for the comparable period in 1996. The increase in research and development expenses was partially offset by the $32,000 decrease in research funded by others discussed above. The increased research and development expense is primarily attributable to increased production of products for clinical and research activities, as well as higher allocations of resources to certain proprietary research and development programs.

General and administrative expenses during the three months ended September 30, 1997 increased 22% to approximately $516,000 compared to approximately $423,000 for the same period of 1996. Such increase is principally attributable to increased staff levels and other professional fees related to the Company's expansion of the infrastructure to support its increased sales activities.

Selling and marketing expenses increased 125% to approximately $1.3 million during the three months ended September 30, 1997 compared to approximately $597,000 for the same period of 1996. The increase was primarily attributable to increased promotional activities as well as the addition of sales personnel related to AlloDerm marketing.

Interest income and other, net increased 600% to approximately $84,000 during the three months ended September 30, 1997 compared to approximately $12,000 for the same period of 1996. The increase was principally attributable to higher funds available for investment during the current period as a result of the sale of Series B Preferred Stock in November 1996.

Nine Months Ended September 30, 1997 and 1996.

The net loss for the nine months ended September 30, 1997 increased 60% to approximately $4.6 million compared to approximately $2.9 million for the same period of 1996. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products and the development of the infrastructure to administer its increased activities. This investment in increased marketing activities was partially offset by a rise in product sales as discussed further below.

Total revenues for the nine months ended September 30, 1997 increased 94% to approximately $4.0 million compared to approximately $2.1 million for the same period of 1996. Approximately $1.8 million of such increase was attributable to increases in sales of products, which were the result of expanded sales and marketing activities and increased distribution activities during the 1997 period. The remaining $120,000 increase in revenues was the result of increased research activities under funding arrangements; amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the periods.

Cost of goods sold for the nine months ended September 30, 1997 was approximately $1.7 million, with a gross margin of approximately 47%. The gross margin for the nine months ended September 30, 1996 was approximately 36%. The increase in gross margin is principally attributable to the implementation of certain production efficiencies and the allocation of fixed costs to higher volumes of products produced in 1997, as well as an increase in sales of certain higher margin AlloDerm products and the price of certain AlloDerm products.

Research and development expenses for the nine months ended September 30, 1997 increased 38% to approximately $1.7 million compared to approximately $1.2 million for the comparable period in 1996. Of such increase, approximately $120,000 was attributable to increased activities related to research funded by others. Such activities increased in 1997 as a result of the receipt during 1996 of three contracts with government agencies to fund research and development activities. The remaining $340,000 increase in research and development expense is attributable to increased production of products for clinical and research activities as well as higher allocations of resources to certain proprietary research and development programs.

General and administrative expenses during the nine months ended September 30, 1997 increased 68% to approximately $2.0 million compared to approximately $1.2 million for the same period of 1996. Such increase is principally attributable to increased staff levels, recruiting fees, and other professional fees related to the Company's expansion of the infrastructure to support its increased sales activities.

Selling and marketing expenses increased 110% to approximately $3.6 million during the nine months ended September 30, 1997 compared to approximately $1.7 million for the same period of 1996. The increase was primarily attributable to increased promotional activities as well as the addition of sales personnel related to AlloDerm marketing.

Interest income and other, net increased 478% to approximately $320,000 during the nine months ended September 30, 1997 compared to approximately $55,000 for the same period of 1996. The increase was principally attributable to higher funds available for investment during the current period as a result of the sale of Series B Preferred Stock in November 1996.

Liquidity and Capital Resources

Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, external funding of research activities and interest on investments. LifeCell has historically funded research and development activities for products other than AlloDerm primarily with external funds from its corporate alliance with Medtronic and government grants. In April 1996, LifeCell was awarded a $613,000 contract from the U.S. Navy related to the development of ThromboSol. In August 1996, LifeCell was awarded a two-year $300,000 National Science Foundation Phase II grant related to its keratinocytes program. In December 1996, LifeCell was awarded a two-year contract of approximately $1.1 million from the U.S. Army to support the development of vascular graft and other products.

In 1994, LifeCell entered into an agreement with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund certain costs of the research and development of LifeCell's proprietary tissue processing technology in the field of heart valves. Through September 30, 1997, LifeCell has recognized approximately $1.9 million in revenues for development funding, excluding the initial license fee, for this program. The budgeted funding for the remainder of 1997 is approximately $27,000, which represents one-half of the expected research cost.

LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, participate in technical seminars and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products, and research and development funding received from others. In October 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of 4,500,000 shares of its Common Stock, of which 4,000,000 shares will be issued and sold by LifeCell and 500,000 shares will be sold by certain selling stockholders of the Company. If successfully completed, the Company expects the proceeds of the offering to fund additional sales and marketing, research and development and other activities. There can be no assurance that the offering will be completed successfully. While the Company believes that its existing available funds, together with the net proceeds to the Company of the proposed offering, will be sufficient to meet its present operating and capital requirements for the next 24 months, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1998 and 1999, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

LifeCell has had losses since inception and therefore has not been subject to federal income taxes. As of December 31, 1996, LifeCell had net operating loss (NOL) and research and development tax credit carryforwards for income tax purposes of approximately $26.1 million and $385,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of Common Stock in the proposed offering is expected to result in an ownership change for federal income tax purposes. The company estimates that the amount of NOL carryforwards and the credits available to offset taxable income subsequent to the proposed offering will be approximately $4.0 million per year on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

Special Note Regarding Forward-Looking Statements and Risk Factors

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

                           Part II.  OTHER INFORMATION

Item 2.  Changes in Securities.

During the three months ended September 30, 1997, the Company issued a total of 53,343 shares of Common Stock for an aggregate consideration of $199,001 to various stockholders of the Company pursuant to the exercise of certain stock purchase warrants and employee stock options. None of such issuances involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 6.  Exhibits and Reports on Form 8-K.

       a.  Exhibits

            3.1 Restated Certificate of Incorporation, as amended. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-2, Registration No. 333-37123, filed with the Commission on October 3, 1997).

           10.1 Agreement dated July 1, 1997, between LifeCell Corporation and Paul M. Frison. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-2, Registration No. 333-37123, filed with the Commission on October 3, 1997).

           10.2 Agreement dated July 1, 1997, between LifeCell Corporation and Stephen A. Livesey. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-2, Registration No. 333-37123, filed with the Commission on October 3, 1997).

           27.1  Financial Data Schedule

       b.  Reports on Form 8-K
           None


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LIFECELL CORPORATION



Date: October 14, 1997                       By: /s/ Paul M. Frison
                                                -----------------------
                                                 Paul M. Frison
                                                 President and Chief
                                                   Executive Officer



Date: October 14, 1997                       By: /s/ J. Donald Payne
                                                 ----------------------
                                                  J. Donald Payne
                                                  Vice President, Chief
                                                    Financial Officer and
                                                    Secretary

           Exhibit Index

27.1  Financial Data Schedule