Form 10-K/A
period 1996-12-31
LIFECELL CORP
filed 1997-11-18
CIK 849448

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to the 1997 annual meeting of stockholders have been incorporated by reference into Part III hereof.
                                       1

The Company hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No.
0-19890 (the Form 10-K)) as set forth below:

         1. Item 8, "Exhibits, Financial Statement Schedules, and Reports on Form -8K" is hereby amended as set forth herein:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of this Annual Report on Form 10-K, and are incorporated herein by reference.

                              FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AUDITED FINANCIAL STATEMENTS
  Report of Independent Public Accountants..................   F-2
  Balance Sheets as of December 31, 1995 and 1996...........   F-3
  Statements of Operations for the years ended December 31,
     1994, 1995 and 1996....................................   F-4
  Statements of Stockholders' Equity for the years ended
     December 31, 1994, 1995 and 1996.......................   F-5
  Statements of Cash Flows for the years ended December 31,
     1994, 1995 and 1996....................................   F-7
  Notes to Audited Financial Statements.....................   F-8

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

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 26, 1997

                              LIFECELL CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1995            1996
                                                              ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents.................................  $  3,015,332    $ 10,748,250
  Accounts and other receivables............................       251,509         436,839
  Inventories...............................................       351,502         839,821
  Prepayments and other.....................................        51,838          52,780
                                                              ------------    ------------
          Total current assets..............................     3,670,181      12,077,690
FURNITURE AND EQUIPMENT, net................................       415,563         478,098
INTANGIBLE ASSETS, net......................................       290,295         334,227
                                                              ------------    ------------
          Total assets......................................  $  4,376,039    $ 12,890,015
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $    384,780    $    514,848
  Accrued liabilities.......................................       218,351         539,271
  Deferred revenues.........................................       179,002         138,792
                                                              ------------    ------------
          Total current liabilities.........................       782,133       1,192,911
DEFERRED CREDIT.............................................     1,500,000       1,500,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A preferred stock, $.001 par value, 300,000 shares
  authorized, 264,500 and 260,000 issued and outstanding,
  including accrued dividends of $70,533 and $86,667........     5,496,793       5,291,473
Series B preferred stock, $.001 par value, 182,205 shares
  authorized, none and 124,157 issued and outstanding and
  accrued dividends of none and 1,426 shares................            --             126
Undesignated preferred stock, $.001 par value, 1,517,795
  shares authorized, none issued and outstanding............            --              --
Common stock, $.001 par value, 12,500,000 and 25,000,000
  shares authorized, respectively, 4,403,658 and 4,899,944
  shares issued and outstanding, respectively...............         4,404           4,900
Warrants outstanding to purchase 574,066 and 3,378,264
  shares of Common Stock, respectively......................       226,560         423,218
Additional paid-in capital..................................    21,160,808      33,788,321
Unearned portion of restricted stock compensation &
  warrants..................................................       (19,906)             --
Accumulated deficit.........................................   (24,774,753)    (29,310,934)
                                                              ------------    ------------
          Total stockholders' equity........................     2,093,906      10,197,104
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $  4,376,039    $ 12,890,015
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1994           1995           1996
                                                       -----------    -----------    -----------
REVENUES
  Product sales......................................  $    93,940    $   742,238    $ 2,012,205
  Corporate alliance.................................      358,331        825,221        546,461
  Grants and contracts...............................      364,344        239,116        386,904
                                                       -----------    -----------    -----------
          Total revenues.............................      816,615      1,806,575      2,945,570
                                                       -----------    -----------    -----------
COSTS AND EXPENSES
  Cost of goods sold.................................      515,500        925,174      1,281,353
  Funded research and development....................      722,675      1,064,337        933,365
  Proprietary research and development...............    1,363,176      1,105,427        654,821
  General and administrative.........................    1,381,470      1,422,588      1,911,254
  Selling and marketing..............................      727,615      1,475,296      2,389,573
                                                       -----------    -----------    -----------
          Total costs and expenses...................    4,710,436      5,992,822      7,170,366
                                                       -----------    -----------    -----------
LOSS FROM OPERATIONS.................................   (3,893,821)    (4,186,247)    (4,224,796)
                                                       -----------    -----------    -----------
  Interest income....................................      167,300        280,843        135,082
                                                       -----------    -----------    -----------
NET LOSS.............................................  $(3,726,521)   $(3,905,404)   $(4,089,714)
                                                       ===========    ===========    ===========
Loss per share before effect of preferred dividends,
  accretion of preferred stock and warrant
  exercises..........................................  $     (0.87)   $     (0.91)   $     (0.90)
Effect of preferred dividends, accretion of preferred
  stock and warrant exercises........................  $     (0.03)   $     (0.19)   $     (0.24)
                                                       -----------    -----------    -----------
LOSS PER COMMON SHARE................................  $     (0.90)   $     (1.10)   $     (1.14)
                                                       ===========    ===========    ===========
SHARES USED IN COMPUTING LOSS PER
  COMMON SHARE.......................................    4,294,179      4,313,366      4,542,519
                                                       ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                            SERIES A             SERIES B                                  CLASS I
                                        PREFERRED STOCK      PREFERRED STOCK       COMMON STOCK          COMMON STOCK
                                      --------------------   ----------------   ------------------   --------------------
                                      SHARES      AMOUNT     SHARES    AMOUNT    SHARES     AMOUNT     SHARES     AMOUNT
                                      -------   ----------   -------   ------   ---------   ------   ----------   -------
Balance at December 31, 1993........       --   $       --        --    $ --    1,473,359   $1,473    2,803,812   $ 2,804
  Class I common converted to
    common..........................       --           --        --      --    2,803,812   2,804    (2,803,812)   (2,804)
  Purchase of common stock..........       --           --        --      --           --      --            --        --
  Issuance for cash ($7.77 per
    share)..........................       --           --        --      --       20,421      21            --        --
  Issuance of Series A preferred
    stock and warrants for cash.....  264,500    4,877,995        --      --           --      --            --        --
  Warrant issued to purchase common
    stock...........................       --           --        --      --           --      --            --        --
  Earned portion of restricted
    stock...........................       --           --        --      --           --      --            --        --
  Earned portion of warrants........       --           --        --      --           --      --            --        --
  Dividends accrued on preferred
    stock...........................       --      333,246        --      --           --      --            --        --
  Accretion of preferred stock......       --       68,668        --      --           --      --            --        --
  Expiration of warrants............       --           --        --      --           --      --            --        --
  Net Loss..........................       --           --        --      --           --      --            --        --
                                      -------   ----------   -------    ----    ---------   ------   ----------   -------
Balance at December 31, 1994........  264,500   $5,279,909        --    $ --    4,297,592   $4,298           --   $    --
  Warrant issued to purchase common
    stock...........................       --           --        --      --           --      --            --        --
  Stock options exercised...........       --           --        --      --        1,000       1            --        --
  Warrants exercised................       --           --        --      --        1,250       1            --        --
  Issuance of common stock as
    dividends on Series A Preferred
    stock...........................       --     (317,400)       --      --      103,816     104            --        --
  Earned portion of restricted
    stock...........................       --           --        --      --           --      --            --        --
  Earned portion of warrants........       --           --        --      --           --      --            --        --
  Dividends accrued on preferred
    stock...........................       --      190,947        --      --           --      --            --        --
  Accretion of preferred stock......       --      343,337        --      --           --      --            --        --
  Net Loss..........................       --           --        --      --           --      --            --        --
                                      -------   ----------   -------    ----    ---------   ------   ----------   -------
Balance at December 31, 1995........  264,500   $5,496,793        --    $ --    4,403,658   $4,404           --   $    --
  Stock options exercised...........       --           --        --      --        6,062       6            --        --
  Warrants exercised................       --           --        --      --      339,066     339            --        --
  Expiration of warrants............       --           --        --      --           --      --            --        --
  Conversion of preferred stock.....   (4,500)     (90,000)       --      --       30,104      30            --        --
  Issuance of common stock as
    dividends on Series A Preferred
    stock...........................       --     (415,920)       --      --      121,054     121            --        --
  Earned portion of restricted
    stock...........................       --           --        --      --           --      --            --        --
  Issuance of stock options for
    services........................       --           --        --      --           --      --            --        --
  Issuance of Series B preferred
    stock and common stock warrants
    for cash........................       --           --   124,157     124           --      --            --        --
  Dividends accrued on preferred
    stock...........................       --      300,600        --       2           --      --            --        --
  Net Loss..........................       --           --        --      --           --      --            --        --
                                      -------   ----------   -------    ----    ---------   ------   ----------   -------
Balance at December 31, 1996........  260,000   $5,291,473   124,157    $126    4,899,944   $4,900           --   $    --
                                      =======   ==========   =======    ====    =========   ======   ==========   =======

                                  (Continued)

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                                                              UNEARNED
                                         WARRANTS TO         PORTION OF
                                          PURCHASE           RESTRICTED
                                        COMMON STOCK           STOCK       ADDITIONAL                                   TOTAL
                                    ---------------------   COMPENSATION     PAID IN     TREASURY    ACCUMULATED    STOCKHOLDERS'
                                     SHARES      AMOUNT     AND WARRANTS     CAPITAL       STOCK       DEFICIT         EQUITY
                                    ---------   ---------   ------------   -----------   ---------   ------------   -------------
Balance at December 31, 1993......    165,933   $ 116,260    $(529,942)    $21,073,701   $      --   $(16,618,635)   $ 4,045,661
  Class I common converted to
    common........................         --          --           --              --          --            --              --
  Purchase of common stock........         --          --           --              --    (307,755)           --        (307,755)
  Issuance for cash ($7.77 per
    share)........................         --          --           --         174,341     307,755            --         482,117
  Issuance of Series A preferred
    stock and warrants for cash...    264,500     105,800           --              --          --            --       4,983,795
  Warrant issued to purchase
    common stock..................     90,816       5,000           --              --          --            --           5,000
  Earned portion of restricted
    stock.........................         --          --      238,872              --          --            --         238,872
  Earned portion of warrants......         --          --       21,958              --          --            --          21,958
  Dividends accrued on preferred
    stock.........................         --          --           --              --          --      (333,246)             --
  Accretion of preferred stock....         --          --           --         (68,668)         --            --              --
  Expiration of warrants..........     (5,933)         --           --              --          --            --              --
  Net Loss........................         --          --           --              --          --    (3,726,521)     (3,726,521)
                                    ---------   ---------    ---------     -----------   ---------   ------------    -----------
Balance at December 31, 1994......    515,316   $ 227,060    $(269,112)    $21,179,374   $      --   $(20,678,402)   $ 5,743,127
  Warrant issued to purchase
    common stock..................     60,000          --           --              --          --            --              --
  Stock options exercised.........         --          --           --           2,999          --            --           3,000
  Warrants exercised..............     (1,250)       (500)          --           4,574          --            --           4,075
  Issuance of common stock as
    dividends on Series A
    Preferred stock...............         --          --           --         317,198          --            --             (98)
  Earned portion of restricted
    stock.........................         --          --      238,872              --          --            --         238,872
  Earned portion of warrants......         --          --       10,334              --          --            --          10,334
  Dividends accrued on preferred
    stock.........................         --          --           --              --          --      (190,947)             --
  Accretion of preferred stock....         --          --           --        (343,337)         --            --              --
  Net Loss........................         --          --           --              --          --    (3,905,404)     (3,905,404)
                                    ---------   ---------    ---------     -----------   ---------   ------------    -----------
Balance at December 31, 1995......    574,066   $ 226,560    $ (19,906)    $21,160,808   $      --   $(24,774,753)   $ 2,093,906
  Stock options exercised.........         --          --           --          17,274          --            --          17,280
  Warrants exercised..............   (339,066)   (104,300)          --       1,155,617          --            --       1,051,656
  Expiration of warrants..........    (15,000)     (6,000)          --           6,000          --            --              --
  Conversion of preferred stock...         --          --           --          89,970          --            --              --
  Issuance of common stock as
    dividends on Series A
    Preferred stock...............         --          --           --         409,700          --            --          (6,099)
  Earned portion of restricted
    stock.........................         --          --       19,906              --          --            --          19,906
  Issuance of stock options for
    services......................         --          --           --         150,000          --            --         150,000
  Issuance of Series B preferred
    stock and common stock
    warrants for
    cash..........................  3,158,264     306,958           --      10,653,087          --            --      10,960,169
  Dividends accrued on preferred
    stock.........................         --          --           --         145,865          --      (446,467)             --
  Net Loss........................         --          --           --              --          --    (4,089,714)     (4,089,714)
                                    ---------   ---------    ---------     -----------   ---------   ------------    -----------
Balance at December 31, 1996......  3,378,264   $ 423,218    $      --     $33,788,321   $      --   $(29,310,934)   $10,197,104
                                    =========   =========    =========     ===========   =========   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1994          1995          1996
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss.............................................  $(3,726,521)  $(3,905,404)  $(4,089,714)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization.....................      107,351       138,518       229,237
     Stock and warrant compensation expense............      260,830       249,206       169,906
  Change in assets and liabilities --
     (Increase) in accounts and other receivables......      (67,237)      (87,014)     (185,330)
     (Increase) in inventories.........................      (54,834)     (243,720)     (488,319)
     (Increase) decrease in prepayments and other......       (8,580)       11,347          (942)
     Increase in accounts payable and accrued
       liabilities.....................................      270,219       118,494       450,988
     Increase (decrease) in deferred revenues and
       credit..........................................    1,769,640       (90,638)      (40,210)
                                                         -----------   -----------   -----------
          Total adjustments............................    2,277,389        96,193       135,330
                                                         -----------   -----------   -----------
          Net cash used in operating activities........   (1,449,132)   (3,809,211)   (3,954,384)
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures.................................      (90,509)     (190,199)     (278,673)
  Intangible assets....................................      (34,012)      (24,354)      (57,032)
  Short-term investments...............................   (2,138,313)    5,154,824            --
                                                         -----------   -----------   -----------
          Net cash provided by (used in) investing
            activities.................................   (2,262,834)    4,940,271      (335,705)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock and warrants.........    5,163,157         6,977    12,029,105
  Proceeds from issuance of notes payable..............           --            --       370,000
  Dividends paid.......................................           --            --        (6,098)
  Payments of notes payable............................           --            --      (370,000)
                                                         -----------   -----------   -----------
          Net cash provided by financing
            activities.................................    5,163,157         6,977    12,023,007
                                                         -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............    1,451,191     1,138,037     7,732,918
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........      426,104     1,877,295     3,015,332
                                                         -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR..............................................  $ 1,877,295   $ 3,015,332   $10,748,250
                                                         ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest...............  $        --   $        --   $    13,766
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  During 1995 and 1996, the Company issued common stock
     as payment for dividends in the amount of $317,400
     and $415,920, respectively.

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. ORGANIZATION:

     LifeCell Corporation, a Delaware corporation (LifeCell or the Company), is engaged in the research, development and commercialization of transplantable tissue and transfusable blood products. The Company was incorporated on January 6, 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first transplantable tissue product, AlloDerm(R), during 1994. Sales of AlloDerm to date have not been sufficient to fund the Company's operations, and the Company expects continued operating losses during 1997. The future operating results of the Company will be principally dependent on the market acceptance of its current and future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

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

                              LIFECELL CORPORATION

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

                              LIFECELL CORPORATION

3. INVENTORIES:

     Inventories consist of products in various stages produced for sale and includes the costs of raw materials, labor, and overhead.

     A summary of inventories is as follows:

                                                                1995        1996
                                                              --------    --------
Raw Materials...............................................  $ 29,171    $ 52,738
Work-In-Process.............................................   107,988     437,221
Finished Goods..............................................   214,343     349,862
                                                              --------    --------
                                                              $351,502    $839,821
                                                              ========    ========

4. FURNITURE AND EQUIPMENT:

     A summary of furniture and equipment is as follows:

                                                                 1995          1996
                                                              ----------    ----------
Office furniture and fixtures...............................  $   57,636    $   61,130
Machinery and equipment.....................................   1,097,480     1,342,243
Leasehold improvements......................................     189,877       220,293
                                                              ----------    ----------
                                                               1,344,993     1,623,666
Less --
  Accumulated depreciation and amortization.................     929,430     1,145,568
                                                              ----------    ----------
  Net furniture and equipment...............................  $  415,563    $  478,098
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

     The Series A Preferred Stock bore dividends at annual rates of $1.20, $1.60, and $2.00 per share for each of the first, second and third years, respectively, after the date of original issuance. Dividends were payable in cash, Common Stock, or any combination of cash and Common Stock at the Com-

                              LIFECELL CORPORATION
pany's discretion. The Series A Preferred Stock had no ordinary voting rights. While the preferred shares were outstanding or any dividends were owed thereon, the Company could not declare or pay cash dividends on its Common Stock. During 1995 and 1996, respectively, the Company paid $317,400 and $415,920 in accrued dividends on the Series A Preferred Stock by issuing 103,816 shares and 121,054 shares of Common Stock.

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

                              LIFECELL CORPORATION

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

                              LIFECELL CORPORATION

     A summary of stock option activity is as follows:

                                                     1992 STOCK OPTION PLAN         DIRECTOR PLAN
                                                    ------------------------   ------------------------
                                                                 WEIGHTED-                  WEIGHTED-
                                                               AVG. EXERCISE              AVG. EXERCISE
                                                    OPTIONS      PRICE($)      OPTIONS      PRICE($)
                                                    --------   -------------   --------   -------------
Balance at December 31, 1993......................   224,593        9.06         40,000       11.00
  Granted.........................................   192,819        2.87         10,000        3.00
  Exercised.......................................        --          --             --          --
  Forfeited.......................................    (2,650)       7.68             --          --
                                                    --------                   --------
Balance at December 31, 1994......................   414,762        6.19         50,000        9.40
                                                    --------                   --------
  Granted.........................................   266,350        2.46         10,000        2.75
  Exercised.......................................    (1,000)       3.00             --          --
  Forfeited.......................................  (225,917)       8.97             --          --
                                                    --------                   --------
Balance at December 31, 1995......................   454,195        2.63         60,000        8.29
                                                    --------                   --------
  Granted.........................................   558,000        3.80        240,000        3.07
  Exercised.......................................    (1,062)       2.74         (5,000)       2.88
  Forfeited.......................................   (42,313)       3.18             --          --
  Reissue.........................................        --          --       (220,000)       4.14
                                                    --------                   --------
Balance at December 31, 1996......................   968,820        3.28         75,000        4.11
                                                    --------                   --------
Exercisable at December 31, 1994..................    57,606        9.11         40,000       11.00
Exercisable at December 31, 1995..................   158,330        2.61         50,000        9.40
Exercisable at December 31, 1996..................   255,429        2.61         15,000        8.29

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

                              LIFECELL CORPORATION

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

                                                           1995         1996
                                                        ----------   ----------
Net Loss:
  As reported.........................................  $3,905,404   $4,089,714
  Pro forma...........................................  $3,940,041   $5,372,049
Loss Per Share:
  As reported.........................................  $     1.10   $     1.14
  Pro forma...........................................  $     1.10   $     1.42

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

                              LIFECELL CORPORATION

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

                              LIFECELL CORPORATION

7. FEDERAL INCOME TAXES:

     The Company has not made any income tax payments since inception. As of December 31, 1996, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $26 million, subject to the limitations described below, expiring as follows:

                        YEAR EXPIRES
                        ------------
  2001......................................................  $   500,000
  2002......................................................    1,500,000
  2003......................................................    2,800,000
  2004......................................................    2,200,000
  2005......................................................    1,700,000
  2006......................................................    1,400,000
  2007......................................................    2,400,000
  2008......................................................    3,000,000
  2009......................................................    2,500,000
  2010......................................................    4,000,000
  2011......................................................    4,000,000
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

     For financial reporting purposes, a valuation allowance of $9,897,000 has been recorded as of December 31, 1996 to fully offset the deferred tax asset related to these carryforwards. The principal components of the deferred tax asset as of December 31, 1995 and 1996, assuming a 34% federal tax rate, are as follows:

                                                                 1995          1996
                                                              ----------    ----------
Temporary differences:
  Deferred revenue..........................................     582,000       510,000
  Restricted stock compensation.............................    (196,000)      154,000
  Uniform capitalization of inventory costs.................     160,000        37,000
  Other items...............................................      66,000       (29,000)
                                                              ----------    ----------
  Total temporary differences...............................     612,000       672,000
  Federal tax losses and credits not currently utilizable...   7,845,000     9,225,000
                                                              ----------    ----------
Total deferred tax assets...................................   8,457,000     9,897,000
  Less valuation allowance..................................  (8,457,000)   (9,897,000)
                                                              ----------    ----------
Net deferred tax asset......................................          --            --
                                                              ----------    ----------

                              LIFECELL CORPORATION

     The net increase in the deferred tax valuation allowance for 1995 and 1996 was $1,691,000, and $1,440,000, respectively. Other than the net operating loss and tax credit carryforwards, there is no significant difference between the statutory federal income tax rate and the Company's effective tax rate during 1994, 1995 and 1996.

8. COLLABORATIONS AND CORPORATE ALLIANCES

  Medtronic Collaboration

     During March 1994, the Company entered into a collaboration with Medtronic, Inc. (Medtronic) for the development and commercialization of universal tissue heart valves engineered with LifeCell's proprietary technology. Medtronic paid the Company an initial licensing fee of $1,500,000, agreed to fund development of heart valve products, and acquired $500,000 of the Company's Common Stock at a price of $7.77 per share. Medtronic is obligated to pay royalties, up to a maximum of $25,000,000, on any product sales. Medtronic was also granted rights of first refusal to evaluate technology and negotiate license and development agreements for vascular conduit products utilizing the Company's technology. In the event Medtronic terminates funding of the heart valve program, Medtronic may convert its initial $1.5 million license fee into newly issued shares of the Company's Common Stock at the then-current market price. Accordingly, the Company has deferred recognition of the initial license fee and recorded a $1.5 million deferred credit in the accompanying balance sheet. Medtronic also has the right, subject to certain restrictions, to purchase additional shares of the Company's Common Stock, to have the Company register the resale of any Common Stock acquired from it, and to appoint one member of the Board of Directors of the company through March 1999.

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

                              LIFECELL CORPORATION

  Leases

     The Company leases approximately 20,000 square feet for office and laboratory space. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 1996 were as follows:

1997........................................................  $218,028
1998........................................................   221,320
1999........................................................   221,320
2000........................................................   221,320
2001........................................................    18,443
                                                              --------
     Total..................................................  $900,431
                                                              --------

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

                                                    FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   --------   --------   --------   --------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1995
  Product Sales..................................   $   98     $   130    $   251    $   263
  Total Revenues.................................   $  430     $   399    $   514    $   464
  Gross Margin...................................   $   (5)    $   (52)   $    (7)   $  (119)
  Net loss.......................................   $ (958)    $(1,016)   $  (867)   $(1,064)
  Loss per share.................................   $(0.27)    $ (0.29)   $ (0.25)   $ (0.29)
1996
  Product Sales..................................   $  421     $   429    $   561    $   602
  Total Revenues.................................   $  576     $   678    $   816    $   876
  Gross Margin...................................   $  149     $   157    $   205    $   220
  Net loss.......................................   $ (949)    $  (909)   $(1,023)   $(1,209)
  Loss per share.................................   $(0.25)    $ (0.24)   $ (0.33)   $ (0.32)

12. EVENT SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED)

        On November 4, 1997, Integra (Artificial Skin) Corporation ("Integra") a subsidiary of Integra LifeSciences Corporation, and Massachusetts Institute of Technology ("MIT") filed a lawsuit in the United States District Court for the District of Massachusetts, alleging that the Company infringes two patents licensed by MIT to Integra (the "Integra Patents"). The lawsuit seeks injunctive relief, an accounting of revenues, enhanced monetary damages and attorneys' fees. On November 14, 1997, LifeCell responded to the complaint denying the infringement claims and asserting certain affirmative defenses and counterclaims. The Company has received an opinion from its patent counsel to the effect that the intended uses of AlloDerm do not infringe the Integra Patents. This opinion represents only the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. Patent litigation involves complex legal and factual questions. As a result, the outcome of such litigation is inherently unpredictable, and there can be no assurance that the result of this proceeding will be favorable to the Company or that it will not have a material adverse effect on the Company's business, operating results or financial condition. If it is determined that the Company is infringing the Integra Patents, the court could issue an injunction prohibiting the Company from making, using or selling its AlloDerm product for some or all of its intended uses. Such injunction could also extend to the Company's other potential products under development. In addition, the court could assess significant damages and attorneys' fees against the Company, which would have a material adverse effect on the Company's business, operating results and financial condition and otherwise affect the ability of the Company to continue as a viable enterprise. In addition, an adverse determination in this proceeding could require the Company to seek licenses from Integra, which may not be available on reasonable terms, if at all. Regardless of the outcome, defending such claims could involve significant costs and diversion of management resources, which could have a material adverse effect on the Company's business, operating results or financial condition.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LIFECELL CORPORATION
                                               (Registrant)

                                         By: /s/ PAUL M. FRISON
                                                 Paul M. Frison,
                                             President and Chief  Executive
                                             Officer and Chairman of the
                                             Board of Directors
Dated:  November 17, 1997.

                              [INDEX TO EXHIBITS]

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
 23.1                           Consent of Arthur Andersen LLP