Form 10-Q/A
period 1997-09-30
LIFECELL CORP
filed 1997-11-18
CIK 849448

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q
                                       ON
                                  FORM 10-Q/A


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

Page 1 of 14
Exhibit Index on page 13

     The Company hereby amends and restates in its entirety its Quarterly Report on Form 10-Q for the period ended September 30, 1997 (Commission File No. 0-19890) as follows:


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


On November 4, 1997, Integra (Artificial Skin) Corporation ("Integra"), a subsidiary of Integra LifeSciences Corporation, and Massachusetts Institute of Technology ("MIT") filed a lawsuit in the United States District Court for the District of Massachusetts, alleging that the Company infringes two patents licensed by MIT to Integra (the "Integra Patents"). The lawsuit seeks injunctive relief, an accounting of revenues, enhanced monetary damages and attorneys' fees. On November 14, 1997, LifeCell responded to the complaint denying the infringement claims and asserting certain affirmative defenses and counterclaims. The Company has received an opinion from its patent counsel to the effect that the intended uses of AlloDerm do not infringe the Integra Patents. This opinion represents only the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. Patent litigation involves complex legal and factual questions. As a result, the outcome of such litigation is inherently unpredictable, and there can be no assurance that the result of this proceeding will be favorable to the Company or that it will not have a material adverse effect on the Company's business, operating results or financial condition. If it is determined that the Company is infringing the Integra Patents, the court could issue an injunction prohibiting the Company from making, using or selling its AlloDerm product for some or all of its intended uses. Such injunction could also extend to the Company's other potential products under development. In addition, the court could assess significant damages and attorneys' fees against the Company, which would have a material adverse effect on the Company's business, operating results and financial condition and otherwise affect the ability of the Company to continue as a viable enterprise. In addition, an adverse determination in this proceeding could require the Company to seek licenses from Integra, which may not be available on reasonable terms, if at all. Regardless of the outcome, defending such claims could involve significant costs and diversion of management resources, which could have a material adverse effect on the Company's business, operating results or financial condition.

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

LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, participate in technical seminars and support ongoing administrative and research and development activities and may incur substantial expenses in connection with defending the lawsuit relating to the Integra Patents. The Company currently intends to fund these activities from its existing cash resources, sales of products, and research and development funding received from others. In October 1997, the Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of 4,500,000 shares of its Common Stock, of which 4,000,000 shares will be issued and sold by LifeCell and 500,000 shares will be sold by certain selling stockholders of the Company. If successfully completed, the Company expects the proceeds of the offering to fund additional sales and marketing, research and development and other activities. There can be no assurance that the offering will be completed successfully. While the Company believes that its existing available funds, together with the net proceeds to the Company of the proposed offering, will be sufficient to meet its present operating and capital requirements for the next 24 months, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1998 and 1999, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

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


On November 4, 1997, Integra and MIT filed a lawsuit against the Company alleging that the use of AlloDerm infringes the Integra Patents. Although the Company denies the allegations of patent infringement, there can be no assurance as to the outcome of this matter or as to the effect, if any, that the outcome may have on the Company's business, financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

                           Part II.  OTHER INFORMATION


Item 1. Legal Proceedings.



On November 4, 1997, Integra and MIT filed a lawsuit in the United States District Court for the District of Massachusetts, alleging that the Company infringes two patents licensed by MIT to Integra (the "Integra Patents"). The lawsuit seeks injunctive relief, an accounting of revenues, enhanced monetary damages and attorneys' fees. On November 14, 1997, LifeCell responded to the complaint denying the infringement claims and asserting certain affirmative defenses and counterclaims. The Company has received an opinion from its patent counsel to the effect that the intended uses of AlloDerm do not infringe the Integra Patents. This opinion represents only the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. Patent litigation involves complex legal and factual questions. As a result, the outcome of such litigation is inherently unpredictable, and there can be no assurance that the result of this proceeding will be favorable to the Company or that it will not have a material adverse effect on the Company's business, operating results or financial condition. If it is determined that the Company is infringing the Integra Patents, the court could issue an injunction prohibiting the Company from making, using or selling its AlloDerm product for some or all of its intended uses. Such injunction could also extend to the Company's other potential products under development. In addition, the court could assess significant damages and attorneys' fees against the Company, which would have a material adverse effect on the Company's business, operating results and financial condition and otherwise affect the ability of the Company to continue as a viable enterprise. In addition, an adverse determination in this proceeding could require the Company to seek licenses from Integra, which may not be available on reasonable terms, if at all. Regardless of the outcome, defending such claims could involve significant costs and diversion of management resources, which could have a material adverse effect on the Company's business, operating results or financial condition.



The Company from time to time may be subject to various claims in the ordinary course of its operations. The Company maintains insurance coverage for events and in amounts that it deems appropriate.


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


           27.1* Financial Data Schedule



        -----------
        * Previously filed.


       b.  Reports on Form 8-K
           None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LIFECELL CORPORATION




Date: November 17, 1997                     By: /s/ Paul M. Frison
                                                -----------------------
                                                 Paul M. Frison
                                                 President and Chief
                                                   Executive Officer




Date: November 17, 1997                      By: /s/ J. Donald Payne
                                                 ----------------------
                                                  J. Donald Payne
                                                  Vice President, Chief
                                                    Financial Officer and
                                                    Secretary