Form 10-K
period 1997-12-31
LIFECELL CORP
filed 1998-03-06
CIK 849448

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NUMBER 0-19890

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

                         Common Stock, $.001 Par Value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes X     No  __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock (Common Stock and Series B Preferred Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of March 2, 1998: $57,368,000

         Number of shares of registrant's Common Stock outstanding as of March 2, 1998: 11,146,518. (If the Series B Preferred Stock had converted into Common Stock as of such date, there would be 15,059,388 shares of Common Stock outstanding.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of registrant's proxy statement relating to the 1998 annual meeting of stockholders have been incorporated by reference into Part III hereof.



-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  DESCRIPTION

Item                                                                                                           Page
-------------------------------------------------------------------------------------------------------------------

PART I............................................................................................................3

   Item 1.     Business...........................................................................................3
               General............................................................................................3
               Technology.........................................................................................4
               Strategy...........................................................................................5
               Products and Product Development Activities........................................................6
               Marketing.........................................................................................12
               Sources of Materials..............................................................................12
               Government Regulation.............................................................................13
               Research and Development..........................................................................17
               Patents, Proprietary Information and Trademarks...................................................18
               Competition.......................................................................................19
               Environmental Matters.............................................................................19
               Employees.........................................................................................19
               Special Note Regarding Forward-Looking Statements.................................................19
               Risk Factors......................................................................................20
   Item 2.     Properties........................................................................................30
   Item 3.     Legal Proceedings.................................................................................30
   Item 4.     Submission of Matters to a Vote of Security Holders...............................................30

PART II..........................................................................................................31

   Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.........................31
               Dividend Policy...................................................................................31
   Item 6.     Selected Financial Data...........................................................................32
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............32
               General and Background............................................................................33
               Results of Operations.............................................................................33
               Liquidity and Capital Resources...................................................................34
   Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.........................................35
   Item 8.     Financial Statements and Supplementary Data.......................................................35
   Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............35

PART III.........................................................................................................35
   Item 10.    Directors and Executive Officers of the Registrant................................................35
   Item 11.    Executive Compensation............................................................................36
   Item 12.    Security Ownership of Certain Beneficial Owners and Management....................................36
   Item 13.    Certain Relationships and Related Transactions....................................................36

PART IV..........................................................................................................36
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................36

                                     PART I

         This Annual Report on Form 10-K contains, in addition to historical information, "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See "Business--Special Note Regarding Forward-Looking Statements."

ITEM 1.    BUSINESS

GENERAL

         LifeCell Corporation ("LifeCell" or "the Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company's patented tissue processing and cell preservation technologies serve as platforms for a broad range of potential products addressing significant clinical needs in multiple markets. The Company's first commercial product is AlloDerm(R) acellular dermal graft ("AlloDerm"), a tissue graft consisting of an extracellular tissue matrix that retains the essential biochemical and structural composition of human dermis. The Company believes that AlloDerm is the only commercial tissue transplant product that promotes the regeneration of normal human soft tissue. AlloDerm currently is being marketed in the United States and internationally for use in certain reconstructive plastic, dental and burn surgery applications. The Company estimates that AlloDerm has been transplanted in over 20,000 patients. LifeCell also is developing several additional products, including injectable AlloDerm, vascular grafts, nerve connective tissue grafts, composite skin grafts, heart valves, and ThromboSolTM platelet storage solution ("ThromboSol").

         LifeCell's strategy is to be a leader in the research, development, sales and marketing of tissue regeneration and cell preservation products. The primary elements of the Company's business strategy include (i) expanding penetration of AlloDerm into current target markets, (ii) expanding the use of AlloDerm into new applications and (iii) leveraging the Company's technology platforms to develop new products.

         The Company's product development programs have been generated from the following proprietary technologies: (i) a method for producing an extracellular tissue matrix by removing antigenic cellular elements while stabilizing the matrix against damage; (ii) a method for cell preservation that protects cells during prolonged storage; and (iii) a method for freeze-drying biological cells and tissues without the damaging effects of ice crystals. LifeCell's tissue processing technology removes cells that would be the target of rejection upon transplantation while preserving the essential biochemical and structural composition of the extracellular tissue matrix. This process is designed to create an acellular tissue that is not rejected by the body and functions as a natural template or scaffold into which a patient's own cells will migrate following transplantation. As a result, the tissue promotes normal soft tissue regeneration. The Company believes its tissue processing technology offers a number of other key benefits, including multiple product applications, safety, prolonged shelf-life and high compatibility with other technologies.

         AlloDerm is an extracellular matrix tissue graft processed from donated human skin. Following transplant, the AlloDerm graft becomes repopulated with the patient's own cells and is revascularized (i.e., blood supply is restored), becoming engrafted into the patient. As a result of its ability to promote the regeneration of normal human soft tissue, AlloDerm has multiple product applications. AlloDerm currently is used in certain reconstructive plastic, dental and burn surgery applications. The Company estimates, based on the most recently published industry data from various sources, that each year in the United States there are approximately 1.0 million reconstructive plastic surgery procedures, 480,000 dental soft tissue grafts, 230,000 dental bone-related grafts and more than 20,000 burn patients requiring skin grafts.

         LifeCell markets AlloDerm to hospital-based surgeons in domestic and selected international markets. In the United States, LifeCell utilizes its own direct sales force, supplemented with a network of regional specialty distributors. In addition, in June 1997, LifeCell entered into an agreement with Lifecore Biomedical, Inc. ("Lifecore") for the exclusive distribution of AlloDerm for dental applications in the United States. LifeCell also is developing an international network of distributors to market AlloDerm for multiple applications in markets outside the United States.

         The Company currently is evaluating the use of AlloDerm in additional applications and is developing new products based on its technology platforms. LifeCell is conducting research on the use of AlloDerm in urological surgery, neurosurgery, orthopedic surgery and general surgery. In addition, LifeCell is developing an injectable form of AlloDerm for use in multiple potential applications, including urological, dermatological and reconstructive surgery. If successfully developed, an injectable form of AlloDerm would allow for delivery of the product through the use of a syringe, rather than a surgical incision, thereby creating additional market opportunities. LifeCell also is conducting research on the use of its technologies in other product opportunities, including vascular grafts, nerve connective tissue grafts, composite skin grafts, heart valves, venous valves, ThromboSol and a solution for the prolonged storage of transfusable red blood cells.

TECHNOLOGY

         The Company's product development programs have been generated from the following proprietary technologies: (i) a method for producing an extracellular tissue matrix by removing antigenic cellular elements while stabilizing the matrix against damage; (ii) a method for cell preservation by manipulating cells through signal transduction (i.e., manipulation of cellular metabolism) to protect cells during prolonged storage; and (iii) a method for freeze-drying biological cells and tissues without the damaging effects of ice crystals.

         TISSUE PROCESSING TECHNOLOGY

         LifeCell's tissue processing technology removes antigenic cells from the tissue matrix to eliminate the potential for specific rejection of the transplanted tissue. The Company's tissue processing technology also (i) stabilizes the tissue matrix to preserve its natural structure and biochemical properties that promote cell repopulation and (ii) freeze-dries the tissue matrix without significant ice crystal damage to allow for extended storage and avoid a non-specific immune response upon transplantation.

         Soft tissue contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins, growth factors and vascular channels (the "tissue matrix"). Together, the tissue matrix and the cells that populate it form the soft tissues of the body, such as dermis, heart valves, blood vessels and other tissue types. As part of the body's natural remodeling process, certain cells actively break down and replace the tissue matrix on a continual basis. The tissue matrix itself, however, cannot be regenerated by the body in the event that a large portion of it is destroyed or lost as a result of trauma or surgery. The only method of replacing large sections of the tissue matrix is through transplantation.

         Soft tissue transplants from one part of the patient's body to another (autograft) generally are successful; however, the procedure results in the creation of an additional wound site. Historically, the ability to transplant tissue from one person to another (allograft) has been limited because the donor's cells within the transplanted tissue may trigger an immune response, resulting in rejection of the transplanted tissue. The Company believes that previous attempts to remove cells from soft tissue grafts before performing an allograft transplant have resulted in disruption or damage of the tissue matrix, causing an inflammatory response and rejection of the tissue following transplantation.

         LifeCell believes its tissue processing technology may offer some or all of the following important benefits, depending on the specific application:

                  Natural Tissue Regeneration. Tissue grafts produced with LifeCell's tissue processing technology retain the structural and biochemical properties that stimulate natural cell repopulation and normal soft tissue regeneration. In addition, the Company's clinical studies with dermis and preliminary animal studies with heart valve leaflets and vascular grafts processed with the Company's technology indicate that such tissues can be remodeled by the recipient's own cells and may eventually become the recipient's own tissue.

                  Multiple Potential Applications. The Company believes that its tissue processing technologies may have the potential to generate additional products with multiple applications. In addition to the current commercial applications of AlloDerm (i.e., reconstructive plastic, dental and burn surgery), the Company believes that AlloDerm may provide additional benefits in neurosurgery, urological surgery and orthopedic surgery. The Company also is evaluating the applicability of its technologies to other tissues, including heart valves, blood vessels and nerves. The Company currently is conducting animal studies with heart valves and vascular grafts processed with the Company's technology. LifeCell has conducted certain cross-species studies that indicate its tissue processing technology also may potentially allow for transplantation of animal tissues into humans.

                  Safety. The Company's tissue processing technology is designed to produce products that will revascularize and integrate into the body's own tissues. The patient's immune cells also are able to penetrate into the transplanted tissue and thus aid in preventing infections. In contrast, certain synthetic implants do not allow penetration of the patient's immune cells, thereby compromising the body's natural ability to fight infections.

                  Prolonged Shelf-Life. The Company's proprietary tissue processing technology allows extended storage and ease of transportation of products. For example, AlloDerm can be stored at refrigerated temperatures for up to two years. In contrast, most traditional allograft tissues require special methods of storage and transportation.

                  Compatibility with Other Technologies. Several types of tissues processed with the Company's technology retain important biochemical sites (proteoglycans) which bind growth factors and stem cells, which can stimulate tissue regeneration. As a result, the Company believes it may be possible to utilize its technology to develop tissue-based delivery vehicles for these factors and cells.

         CELL PRESERVATION TECHNOLOGY

         Blood cells circulating within the body are exposed to multiple factors which maintain their stability and prevent activation. When blood cells are removed from the body for storage, these stabilizing influences are absent, resulting in the destabilization and irreversible activation of the cells. These damaging events currently limit the shelf-life of transfusable red blood cells to 42 days under refrigeration and blood platelets to five days at room temperature.

         LifeCell's cell preservation technology mimics the stabilizing influences that are present in the body through manipulation of signal transduction mechanisms that control cellular metabolism, combined with either low temperature storage or the Company's patented freeze-drying technology. If successfully implemented, LifeCell's cell preservation technology could result in multiple products for the preservation of directly transfusable blood cells with extended shelf-life which could be stored in a manner consistent with current blood banking practices.

STRATEGY

         LifeCell's objective is to be a leader in the research, development, sales and marketing of tissue regeneration and cell preservation products. The Company currently is focusing primarily on the broad commercialization of its first product, AlloDerm, which the Company estimates has been used to treat over 20,000 patients since its commercial introduction in 1994. The Company's strategy includes the following principal elements:

         EXPANDING PENETRATION OF ALLODERM INTO CURRENT TARGET MARKETS

         The Company intends to expand the penetration of its AlloDerm products into certain target markets. The Company currently markets AlloDerm for use in reconstructive plastic, dental and burn surgery in domestic and selected international markets through its own sales force and through distributors. The Company intends to increase the penetration of AlloDerm into these markets by
(i) conducting additional clinical studies to demonstrate the benefits of AlloDerm compared to other current therapies, (ii) facilitating the publication by surgeons of additional papers in leading scientific journals describing the uses and benefits of AlloDerm, (iii) utilizing its expanded sales and marketing staff to call on a broader audience of hospital-based surgeons, (iv) establishing additional distribution relationships with leading suppliers of medical products, both for domestic and selected international markets and (v) utilizing direct mail and advertising campaigns, sponsoring educational and training workshops on the use of AlloDerm and participating in trade shows.

         EXPANDING THE USE OF ALLODERM INTO NEW APPLICATIONS

         LifeCell intends to leverage its relationships with leading surgeons and other physicians and its hospital-based sales force to identify and promote new applications of AlloDerm. LifeCell intends to focus initially on new markets that are synergistic with its current hospital surgeon-focused distribution strategy, including neurosurgery, urological surgery, orthopedic surgery and general surgery. The Company currently is planning or conducting research, developmental and clinical activities to evaluate the use of AlloDerm in these applications. The Company also is targeting leading surgeons in each of these fields to conduct studies with AlloDerm and to publish scientific and clinical articles to generate awareness of the applications of the product.

         LEVERAGING TECHNOLOGY PLATFORMS TO DEVELOP NEW PRODUCTS

         The Company plans to leverage its tissue processing and cell preservation technology platforms to develop new products. The Company currently is developing an injectable form of AlloDerm that it believes may be useful in the treatment of urinary incontinence as well as in dermatological and reconstructive applications. In addition, the Company intends to apply its tissue processing technology in the development of products based on other tissues, including vascular grafts, venous valves, nerve connective tissues and heart valves. The Company also is utilizing its proprietary cell preservation technology to extend the shelf-life of transfusable platelets and red blood cells. LifeCell plans to establish collaborative out-licensing arrangements with appropriate partners to fund the development and commercialization of certain of these products.

PRODUCTS AND PRODUCT DEVELOPMENT ACTIVITIES

         The following table sets forth information about AlloDerm and the Company's products under development.





   CURRENT USES OF ALLODERM              APPLICATIONS (1)                              STATUS (2)
   Reconstructive Plastic Surgery        Soft tissue repair and replacement            Commercial
   Dental Surgery                        Gingival grafts                               Commercial
   Burns                                 Dermal grafts                                 Commercial

   POTENTIAL NEW USES OF ALLODERM        APPLICATIONS (1)                              STATUS (2)
   Neurosurgery                          Duraplasty                                    Development
   Urological Surgery                    Bladder sling                                 Development
                                         Bladder wall extension
   General Surgery                       Abdominal wall closure                        Development
                                         Prevention of surgical adhesions
   Orthopedic Surgery                    Capsular ligament reinforcement               Development

   OTHER PRODUCTS UNDER DEVELOPMENT      APPLICATIONS (1)                              STATUS (2)
   Injectable AlloDerm                   Urinary incontinence                          Preclinical
                                         Revision of acne scars
   Vascular Grafts                       Coronary or below-knee peripheral bypass      Preclinical
   Nerve Connective Tissue               Nerve regeneration                            Preclinical
   Composite Skin Grafts                 Treatment of third-degree burns and chronic   Preclinical
                                           ulcers
   ThromboSol                            Platelet storage solution                     Clinical
                                                                                         Feasibility
   Heart Valves                          Heart valve replacement                       Research
   Venous Valves                         Chronic venous insufficiency                  Research
                                         Venous stasis ulcers
   Red Blood Cell Preservation           Extended storage of red blood cells           Research



                  (1) LifeCell markets AlloDerm for the repair or replacement of damaged or inadequate integumental tissue. LifeCell may not promote AlloDerm for certain uses without approval of the United States Food and Drug Administration (the "FDA"). Products other than AlloDerm may require separate filings with and approvals of the FDA. See "--Government Regulation."

                  (2) "Research" denotes a project in which proof-of-concept has not yet been established. "Preclinical" denotes a project in which animal studies have been conducted, are being conducted or are planned. "Development" denotes a project in which proof-of-concept has been established through in vitro or early-stage animal studies or post-market clinical use and the Company is conducting or intends to conduct further animal studies and clinical studies. "Clinical feasibility" denotes an early-stage trial in humans is being conducted. "Commercial" indicates applications for which surgeons currently are using the product. However, commercial does not necessarily denote that all factors, such as long-term efficacy, have been determined.

         The products or products under development listed in the preceding table are in various stages of research, development or commercialization. There can be no assurance that the products under development will be successfully developed or manufactured. Certain of the products under development will require regulatory approval before commercialization. Additionally, the regulatory status of AlloDerm when promoted for certain uses is currently uncertain. There can be no assurance that any product or product under development will receive regulatory approval if required, meet price or performance objectives, be developed on a timely basis or prove to be as effective or as well received as competing products. See "--Government Regulation."

         ALLODERM PRODUCTS

         AlloDerm is an extracellular tissue matrix graft processed from donated human (cadaveric) skin. The Company believes that AlloDerm is the only transplant tissue product on the market today that promotes the regeneration of normal human soft tissue. Following transplant, the AlloDerm graft becomes repopulated with the patient's own cells and is revascularized (i.e., blood supply is restored), becoming engrafted into the patient. As a result of its ability to promote the regeneration of normal human soft tissue, AlloDerm has multiple surgical applications. AlloDerm currently is used in reconstructive plastic, dental and burn surgery. The Company believes AlloDerm may be used in additional applications and is conducting activities to extend the use of AlloDerm to urological surgery, neurosurgery, orthopedic surgery and general surgery.

         LifeCell obtains donated human skin from unaffiliated tissue banks in the United States. LifeCell requires that the tissue banks supplying the Company with tissue comply with the FDA's human tissue regulations. In addition, the Company requires supplying tissue banks to comply with procedural guidelines outlined by the American Association of Tissue Banks. Microbiological and other quality assurance testing is conducted by LifeCell before AlloDerm tissue products are released for shipment. See "--Government Regulation."

         LifeCell has established what it believes to be adequate sources of donated skin tissue at acceptable costs to satisfy the foreseeable demand for AlloDerm tissue products. However, there can be no assurance that the future availability of donated human skin will be sufficient to meet LifeCell's demand for such materials. AlloDerm is shipped at ambient temperature by overnight delivery services and has a two-year refrigerated shelf-life. See
"--Sources of Materials."

         In November 1997, Integra (Artificial Skin) Corporation ("Integra") and the Massachusetts Institute of Technology ("MIT") filed a lawsuit in the United States District Court for the District of Massachusetts, alleging that the use of AlloDerm infringes two patents licensed by MIT to Integra ("the Integra Patents"). The lawsuit seeks injunctive relief, an accounting of revenues, treble and other monetary damages and attorneys' fees. LifeCell filed a response to the complaint denying the infringement claims and asserting certain affirmative defenses and counterclaims. The Company has received an opinion from its patent counsel to the effect that the current uses of AlloDerm do not infringe the Integra Patents. This opinion represents only the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. Patent litigation involves complex legal and factual questions. As a result, the outcome of such litigation is inherently unpredictable, and there can be no assurance that the result of this proceeding will be favorable to the Company or that it will not have a material adverse effect on the Company's business, operating results or financial condition. See "Legal Proceedings."

         RECONSTRUCTIVE PLASTIC SURGERY. In November 1995, LifeCell began marketing AlloDerm to reconstructive plastic surgeons. Such surgeons currently use or potentially may use AlloDerm generally as a soft tissue implant to repair or replace tissue deficits, as an interpositional graft for tissue closure or repair, as a graft or implant for scar revision, as a protective sheath covering nerves and tendons and as a sling to support tissue following nerve or muscle damage. Also, the Company believes that AlloDerm has additional uses in reconstructive surgery related to oncological reconstructive procedures.

         Based on industry sources, the Company estimates that there are approximately 1.0 million reconstructive plastic surgical procedures performed annually in the United States in which AlloDerm could be used. Competitive products include synthetic materials, bovine collagen injections and autologous tissue. The Company believes AlloDerm has advantages over synthetic material because AlloDerm fully integrates into the patient and because certain synthetic materials are susceptible to infection, mobility and occasional extrusion. The Company also believes AlloDerm has advantages over bovine collagen, which tends to be resorbed after two to 12 months, requiring reapplication. The use of autologous tissue requires additional surgery, creating a separate wound and trauma to the patient.

         DENTAL SURGERY. LifeCell began marketing AlloDerm to dental surgeons in September 1995. The Company has an agreement, effective June 1997, with Lifecore Biomedical, Inc. for the exclusive distribution in the United States of AlloDerm for use in dental applications. Dental surgeons use AlloDerm tissue in free-gingival grafting and as a subepithelial connective tissue graft, procedures used to increase the amount of attached gum tissue supporting the teeth. Until the development of AlloDerm, these procedures could only be performed with autologous tissue excised from the roof of the patient's mouth and then transplanted to the gum or, to a limited extent, with freeze-dried allograft skin. The Company believes that AlloDerm provides significant clinical benefits for this procedure by eliminating the need for an autograft and by avoiding scar formation often associated with freeze-dried allograft skin. In clinical case studies performed by periodontists, AlloDerm grafts functioned comparably to autografts, spared the patient the pain and discomfort associated with the excision of the autograft and reduced surgical time.

         AlloDerm tissue products also are used as barrier membranes in guided bone regeneration. In this function, the AlloDerm tissue serves as a barrier over allograft bone grafts or bone substitutes, which are used to restore a degenerated jaw bone and surrounding gingival tissue. AlloDerm tissue products also are used to repair soft tissue defects of the gum.

         According to the most recently published data from the American Dental Association, there were approximately 480,000 soft tissue grafts and 230,000 bone-related grafts performed in 1990 in the United States. Competitive procedures use autologous tissue as well as synthetic material. The Company believes that AlloDerm has advantages over autologous tissue because of the reduced trauma to the patient, and over certain non-resorbable synthetic materials because it integrates into the patient and does not require a separate procedure for removal.

         BURNS. During 1994, LifeCell began commercial sales of AlloDerm for use in the treatment of third-degree and deep second-degree burns requiring skin grafting. The Company estimates that approximately 75,000 people are hospitalized each year in the United States due to burns and that more than 20,000 of such patients are admitted with major burns requiring skin grafts.

         Skin is the body's largest organ and is the first line of defense against invasion of foreign substances. It contains two functional layers, the upper surface consisting primarily of cells (epidermis) and an underlying foundational layer consisting primarily of extracellular matrix proteins and collagen (dermis). The epidermis functions as a water barrier and maintains hydration. The dermis provides other important skin properties including tensile strength, durability and elasticity. Dermis, like many other tissues of the body, is not capable of regenerating itself. Currently, third-degree and deep second-degree burns are treated with split-thickness skin autografts (the epidermal layer and a portion of the dermis) taken from uninjured areas of the patient's body. The use of AlloDerm with ultra-thin split-thickness skin autografts (the epidermal layer and a much thinner portion of the dermis) has produced comparable results to normal autografts while reducing donor site trauma.

         OTHER POTENTIAL APPLICATIONS OF ALLODERM. During 1997, the use of AlloDerm as dura mater (the protective lining between the brain and skull) replacement was developed by an independent hospital through a clinical evaluation in approximately 100 neurosurgery patients. The Company currently is conducting animal studies for the use of AlloDerm to repair or replace damaged dura mater.

         Currently, surgeons primarily use autologous tissue, allograft dura mater or bovine pericardium as a replacement for damaged dura. The use of bovine products and allograft dura mater has declined because of concerns over disease transmission. The Company believes that AlloDerm may be preferred over allograft dura mater because certain neurological diseases, such as Creutzfeld Jacob Disease, have not been documented to occur in dermis, the source material for AlloDerm. The Company believes that AlloDerm also may be preferable to autologous tissue because of the elimination of donor site trauma.

         The FDA currently regulates allograft dura mater as a medical device and the product is subject to premarket notification requirements. In December 1997, the FDA notified the Company that AlloDerm, when labeled and promoted for use in dura mater replacement procedures, will be classified as a medical device. The Company believes, however, that the use of AlloDerm as a dura mater replacement falls within the FDA classification of "human tissue" intended for transplantation. The Company intends to discuss this matter further with the FDA. There can be no assurance that the FDA would agree that AlloDerm should be regulated as human tissue (rather than as a medical device or biologic) when it is labeled and promoted for use as a dura mater replacement. If the FDA continues to assert that the product, when intended for use as dura mater replacement, is a device, the Company intends to seek FDA clearance or approval to market AlloDerm for this intended use. See "--Government Regulation."

         The Company believes that AlloDerm also may be used as a bladder or urethral sling to treat certain forms of urinary incontinence and as a surgical material to expand bladder walls. Currently, autologous tissue (fascia), allograft tissue and synthetic materials are used for bladder sling procedures and autologous tissue is used to expand bladder walls. If successfully developed, AlloDerm in such applications could offer several advantages because of the product's ability to promote normal soft tissue regeneration and to eliminate donor site trauma. See "--Government Regulation."

         The Company has been advised by a small number of surgeons that AlloDerm also has been used to reinforce the capsular ligament surrounding certain joints. Based on preliminary results of these procedures reported to the Company by these surgeons, the Company intends to explore the use of AlloDerm to repair several defects associated with joints. These procedures may include capsular ligament reinforcement, ligament repair, and articular and meniscal cartilage repair. See "--Government Regulation."

         FDA STATUS OF ALLODERM. The FDA has notified the Company that the use of AlloDerm for replacement or repair of damaged or inadequate integumental tissue is "human tissue" within the meaning of the human tissue for transplantation regulations. The FDA has recently asserted that AlloDerm should be regulated as a medical device when it is labeled and promoted as a dura mater replacement. However, it is unclear whether the FDA would agree that the following indications for which AlloDerm has been used by physicians (and for which the Company may want to promote AlloDerm in the future) is human tissue or whether the FDA would regulate AlloDerm under its medical device authorities for these indications: (i) graft for guided bone regeneration; (ii) oncological reconstruction; (iii) urological applications; (iv) certain orthopedic surgeries; and (v) general surgeries. There can be no assurance that the FDA will not require the submission of premarket approval applications supported by extensive clinical data for these products. See "--Government Regulation."

         INJECTABLE ALLODERM

         LifeCell is developing an injectable form of AlloDerm (AlloDerm reduced to the size necessary for needle injection) for use in multiple applications, including urological, dermatological and reconstructive applications. The Company has conducted preliminary animal studies to evaluate an injectable form of AlloDerm. Based on these studies, the Company intends to conduct broader animal and clinical studies to evaluate further this potential product. If successfully developed, an injectable form of AlloDerm would allow for delivery of the product through the use of a syringe, rather than a surgical incision, thereby creating additional market opportunities.

         The Company believes that one of the principal urological uses of injectable AlloDerm may be for the treatment of urethral sphincter deficiency, a common cause of urinary incontinence. A variety of treatments exist for urethral sphincter deficiency, including injecting bovine collagen to bulk the sphincter muscle. Based on an independent market research report, the Company estimates that there were approximately 118,000 injections of bovine collagen in 1996 to treat urinary incontinence for 33,000 individuals in the United States. Additionally, certain dermatological procedures, such as the revision of acne scars, wrinkle filling and lip augmentation, use bovine collagen injections. According to such research report, there were approximately 178,000 dermal implants in 1996 in the United States. One of the disadvantages of bovine collagen has been its limited persistence over time due to resorption, generally requiring additional injections after two to 12 months. The Company believes that AlloDerm may potentially persist longer than bovine collagen, possibly reducing the requirement for patients to have multiple injections.

         The regulatory status of injectable forms of AlloDerm in the United States is uncertain. Although the Company believes that this form of AlloDerm should be classified as human tissue intended for transplantation, there can be no such assurance. Additionally, certain configurations of injectable AlloDerm, such as those packaged to facilitate use by the physician, as well as certain clinical applications may be regulated as a medical device. If the product is classified as a device by the FDA, extensive delays may be encountered before the time, if ever, that the product may be commercially distributed. See "--Government Regulation."

         COMPOSITE SKIN GRAFTS

         LifeCell is developing a method for constructing a composite, bi-layered tissue product containing an AlloDerm dermal layer and an epidermis consisting of primordial keratinocytes (epidermal cells) isolated from the patient. If successfully developed, a composite skin graft product would effectively eliminate the requirement of taking an autologous skin graft from burn patients and possibly may be useful in the treatment of chronic ulcers. Preliminary animal studies conducted by the Company indicate the ability of the composite skin product to achieve wound closure. See "--Government Regulation."

         XENODERM

         LifeCell has conducted development activities for XenoDermTM processed porcine dermis, which is processed in a manner similar to AlloDerm to remove the cells that are targets for rejection and to preserve the dermal matrix. LifeCell believes that, if successfully developed, XenoDerm tissue products would have the advantage of a potentially increased raw material supply and could facilitate regulatory approval in and distribution to certain international markets. See "--Sources of Materials" and "--Government Regulation." Preliminary animal studies conducted by LifeCell indicate that XenoDerm tissue does not cause a significant immune response when transplanted cross-species. Preliminary animal studies conducted by unaffiliated laboratories have shown that XenoDerm tissue is potentially as effective as AlloDerm tissue in treating full-thickness skin loss. Non-viable animal to human transplants are classified by the FDA as devices, requiring regulatory approval prior to commercialization. See "--Government Regulation."

         CARDIOVASCULAR TISSUE PRODUCTS

         LifeCell is conducting animal studies to evaluate small-diameter vascular graft products for potential use in cardiovascular and vascular surgery. If successfully developed, a vascular graft would potentially be used in coronary artery bypass procedures or used to restore peripheral blood circulation in patients with vascular insufficiency, such as below-knee bypass procedures. Approximately 200,000 coronary artery bypass procedures are performed annually in the United States, according to an independent market research report. LifeCell currently is using allograft blood vessels for this development project, but may extend the technology to xenografts. See "--Government Regulation."

         LifeCell also currently is conducting preliminary research to determine the feasibility of developing venous valve products for the treatment of chronic venous insufficiency and venous stasis ulcers. LifeCell expects such products to be allograft venous valves developed using its patented technology. If successfully developed, such grafts would restore the normal function of certain venous valves in the leg and provide a treatment for or reduce the development of venous stasis ulcers. According to industry sources, approximately seven million people in the United States suffer from chronic venous insufficiency and approximately 500,000 people in the United States are treated annually for venous stasis ulcers. See "--Government Regulation."

         In 1994, LifeCell and Medtronic, Inc. ("Medtronic") entered into a license and development agreement for the development and potential commercialization of xenograft heart valves processed with LifeCell's technology. If successfully developed, the porcine heart valve would be surgically implanted to replace human heart valves that have become defective through disease or aging and that may not otherwise be repaired.

         As part of the Company's agreement with Medtronic for the development of heart valves, LifeCell granted Medtronic certain rights of first refusal to evaluate technology and negotiate license and development agreements for vascular graft products utilizing LifeCell's technology. See "--Research and Development"

         Based on an independent market research report, the Company estimates that there are approximately 80,000 heart valve replacement procedures performed each year in the United States, of which 45,000 are mechanical heart valves, 30,000 are animal tissue valves and 5,000 are human donor valves. Animal tissue heart valves on the market today generally are subject to progressive calcification, which hardens the valve and prevents it from functioning properly, requiring replacement seven to 12 years after transplantation. Mechanical heart valves are more durable, often lasting the lifetime of the patient, but lack the blood flow dynamics of tissue valves and require the patient to remain on anticoagulants for life to prevent strokes. Human donor valves are used in a limited number of the procedures because of limited availability of donated valves suitable for transplantation.

         Based on early-stage research, the Company believes that it may be possible to develop porcine heart valves based on the same technology that the Company uses to produce AlloDerm tissue products. The Company would process porcine heart valves to remove the cells that would be recognized by the body as foreign while substantially maintaining the structure and biochemistry of the valve matrix. By making the transplanted heart valves non-immunogenic, LifeCell believes that such a valve could become less susceptible to calcification than other tissue valves and could become part of the recipient's body.

         Preliminary animal studies conducted by LifeCell have shown that the LifeCell heart valve leaflets transplanted in the thoracic descending aorta became repopulated with the recipient's own cells and were not rejected by the recipient. Other animal studies conducted by LifeCell have shown that the valves do not undergo significant calcification. An extensive FDA approval process would be required for xenograft heart valves, which could significantly delay or prevent product entry into this market. See "--Government Regulation."

         The Company may be required to obtain a license under one or more patents prior to commercializing any heart valve or vascular product, if developed. There can be no assurance that such a license will be available, or if available, that a license will be granted on terms which are commercially acceptable to the Company.

         NERVE CONNECTIVE TISSUE

         LifeCell is conducting research for the development of nerve matrix grafts using the Company's proprietary technology. If successfully developed, such products would provide the template for nerve regeneration following trauma. The Company's research program seeks to determine whether nerve tissue processed with the Company's technology to preserve significant biochemical or other matrix-based characteristics will enhance or promote the regeneration of nerves. See "--Government Regulation."

         BLOOD CELL PRESERVATION

         LifeCell is developing ThromboSol platelet storage solution to extend the shelf-life of transfusable platelets and other methods to extend the shelf-life of red blood cells, white blood cells and stem cells.

         THROMBOSOL. LifeCell is developing ThromboSol, a proprietary biochemical formulation designed to protect transfusable platelets from damage during storage at low temperatures. The expected use of the product would be by blood banks to extend the shelf-life of transfusable platelets, thereby increasing the supply of available platelets, as well as to store autologous platelets in advance for individuals expecting to undergo surgery or chemotherapy. There were approximately 8.3 million platelet units transfused in the United States in 1992, according to an industry survey.

         Platelets are blood cells that initiate clotting. Untreated platelets are sensitive to storage at low temperatures and cannot be effectively refrigerated. Presently, platelets are stored at room temperature and, due to the risk of microbial contamination, have a limited shelf-life of five days. LifeCell has shown in laboratory tests that the addition of ThromboSol solution preserves the functional aspects of refrigerated platelets for up to nine days and frozen platelets for more than six months.

         LifeCell initiated preliminary toxicity studies for ThromboSol platelet storage solution in late 1994 and began preclinical animal studies in 1995. A pilot clinical study under a physician-sponsored Investigational New Drug ("IND") currently is being conducted. LifeCell intends to license this product to major pharmaceutical and other companies after conducting initial feasibility clinical studies. Other companies are developing products to inactivate bacterial or viral contaminants in donated platelets. The successful development of such products could affect the demand for products developed by LifeCell. See "--Government Regulation."

         RED BLOOD CELLS. LifeCell is conducting research to develop procedures to freeze and freeze-dry red blood cells. Such technology would be used by blood banks for long-term storage of donated units of red blood cells, extending the available blood supply, and for storage of autologous red blood cells for individuals expecting to require blood transfusions as part of planned surgery.

         Approximately 13 million units of blood are donated each year in the United States. Red blood cells currently may be stored up to 42 days under refrigeration. Current procedures to freeze red blood cells require the use of cryoprotectant solutions that are toxic to the recipient and must be removed by washing the cells prior to transfusion. This removal procedure is labor-intensive and requires the immediate transfusion of the thawed blood. The Company believes that the successful development of non-toxic low temperature methods of storage could simplify the use of frozen blood and potentially allow widespread storage of autologous blood.

         Numerous companies are attempting to develop blood substitute products and others are developing technologies to inactivate bacterial or viral contaminants in donated blood. Successful development of these products could affect the demand for any products developed by LifeCell. Any product developed will require extensive regulatory approvals, including approval of an IND by the FDA to conduct clinical trials. See "--Government Regulation."

         CRYOPRESERVED ALLOGRAFT SKIN

In April 1995, LifeCell began processing and distributing cryopreserved allograft skin for use as a temporary or transitional covering for severe burn wounds. For patients with extensive burns, allograft skin assists in stabilizing the patient and preparing the wound bed for a permanent graft. Revenues from the sale of cryopreserved allograft skin were approximately $132,000, $403,000 and $470,000 during 1995, 1996 and 1997, respectively.

MARKETING

         The Company currently distributes AlloDerm in the United States for most surgical applications through the Company's network of direct technical sales representatives and regional specialty distributors. Dental applications of AlloDerm in the United States are marketed through LifeCell's exclusive United States distributor, Lifecore Biomedical, Inc.. The Company currently intends to develop and commercialize additional tissue products processed from cardiovascular, neurological and other tissues in conjunction with corporate partners.

         As of March 2, 1998, LifeCell had a sales and marketing staff of 30 persons, including 17 domestic sales personnel, four international sales and marketing personnel, and nine domestic marketing and other personnel. The Company's sales representatives are responsible for interacting with surgeons, primarily plastic surgeons and burn surgeons, and educating them regarding the use and anticipated benefit of AlloDerm tissue grafts. LifeCell also participates in national and international conferences and trade shows, participates in or funds certain educational symposia or fellowship programs and advertises in industry trade publications.

         The Company has 16 regional specialty distributors in the United States with approximately 65 sales representatives.

         The Company currently is seeking foreign regulatory approvals where necessary to import AlloDerm into significant foreign markets and is developing a network of country-based distributors. The Company currently has appointed distributors in Canada, the United Kingdom, Italy, Sweden, The Netherlands, Belgium and South Africa. The Company also has engaged distributors for Korea, Taiwan, Brazil, Greece, Israel, Spain, Switzerland and Turkey, but formal approvals to import products have not yet been received. The Company currently is seeking regulatory approval in France to import AlloDerm, but has not yet engaged a distributor. The Company expects to conduct clinical trials in Germany to seek approval to import AlloDerm.

SOURCES OF MATERIALS

         LifeCell pays a procurement fee to and obtains allograft skin and other tissues from unaffiliated tissue banks in the United States. LifeCell is expanding its current procurement of skin and other tissues to include any of approximately 150 tissue banks, including approximately 36 skin banks. Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act, which prohibits purchase and sale of human organs and related tissue for "valuable consideration." See "--Government Regulation."

         Pursuant to contractual arrangements, LifeCell reimburses tissue banks for recovering and shipping to LifeCell donated human skin suitable for processing into AlloDerm and allograft skin as a temporary wound dressing. In obtaining such tissues, LifeCell competes with treatment centers that use donated skin for temporary wound dressings.

         The Company has established what it believes to be adequate sources of donor skin at acceptable costs to satisfy the foreseeable demand for AlloDerm tissue products during 1998. Although the Company has not experienced any material difficulty in procuring adequate supplies of donor skin, there can be no assurance that the future availability of donated human skin will be sufficient to meet LifeCell's demand for such materials. Any supply shortage of available tissues in the future would have a material adverse effect on LifeCell's business financial condition and results of operations.

         The Company currently does not have procurement arrangements for other tissues related to products under development, and does not intend to develop such arrangements until such time as the products approach commercialization.

         In November 1997, LifeCell received notification that it had been awarded accreditation by the American Association of Tissue Banks ("AATB"). The AATB is recognized for the development of industry standards and its program of inspection and accreditation. The AATB provides a standards-setting function similar to the FDA's quality system regulations for medical device companies, and has procedures for accreditation similar to the International Standards Organization ("ISO") standards. LifeCell began the accreditation process in 1995. The AATB decision was made after a detailed audit of LifeCell's operations and procedures. The accreditation must be renewed every three years and is for the processing, storage and distribution of material used in AlloDerm and allograft skin.

GOVERNMENT REGULATION

         Government regulation, both domestic and foreign, is a significant factor in the manufacture and marketing of LifeCell's current and developing products. In the United States, the Company's currently marketed human skin allograft and AlloDerm products are subject to regulation by the United States Food and Drug Administration (the "FDA"). The United States Food, Drug and Cosmetics Act (the "FDC Act"), the Public Health Service Act (the "PHS Act") and other federal statutes and regulations govern or influence the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of such products. Non-compliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to authorize the marketing of new products or to allow the Company to enter into supply contracts, and criminal prosecution.

         In July 1997, the FDA published a final rule that became effective in January 1998 regulating "human tissue." The rule clarifies and modifies an earlier interim rule and defines human tissue as any tissue derived from a human body which is (i) intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease and (ii) recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product or medical device and excludes kidney, liver, heart, lung, pancreas or any other vascularized human organ. Unlike certain drugs, biologicals and medical devices, human tissue is not subject to premarket notification or approval by the FDA.

         In September 1996, the Company received a letter from the FDA to the effect that AlloDerm intended for use for replacement or repair of damaged or inadequate integumental tissue is human tissue within the meaning of the interim final rule. This FDA position reversed the preliminary agency determination that AlloDerm should be regulated under the medical device authorities. The provisions of the interim rule relied upon by the FDA in the September 1996 letter were unchanged in the final rule. Consequently, AlloDerm is not subject to premarket notification or approval by the FDA and the Company may promote and sell AlloDerm for use in the treatment of wounds, such as third-degree burns, in periodontal surgical procedures, such as free-gingival grafting and guided tissue regeneration, and in reconstructive plastic surgery procedures, such as contracture release grafting and scar revision. The agency also informed the Company that this decision applies only to AlloDerm when it is intended for use in transplantation, and the regulatory status of the product when it is promoted for other uses, such as a void filler for soft tissue, for cosmetic augmentation or as a wound healing agent (the "Additional Indications"), would need to be determined by the FDA on a case-by-case basis.

         While the Company's marketing efforts had not previously focused on the Additional Indications, as a follow-up to its September 1996 letter, the FDA informed the Company that AlloDerm for Additional Indications would have to be formally presented to the FDA to determine if, with these indications, AlloDerm would continue to fall within the scope of the interim rule for human tissue and thus not require premarket clearance as a medical device. The Company was asked to indicate what changes in advertisement and promotion it would make for AlloDerm. The Company responded to the FDA letter in October 1996, and informed the agency that the Company believes that the distinctions drawn regarding the definition of transplantation and human tissue and between integumental tissue and all other tissue in the September 1996 letter were fairly novel and ones for which the Company would require clarification from the FDA as it goes forward. The Company believes that AlloDerm, when used for cosmetic augmentation and as a void filler, may still qualify as human tissue. Similarly, the Company advised the FDA that since almost every replacement or repair of damaged or inadequate tissue involves a cosmetic aspect, the Company believes that many cosmetic uses of AlloDerm are within the purview of human tissue. Nevertheless, the Company informed the FDA that it intends to follow the agency's decision and, until this matter is clarified on a case-by-case basis, will not promote AlloDerm for the Additional Indications.

         During late 1997, the Company notified the FDA that it believes that AlloDerm, when promoted for use in dura mater replacement procedures, is human tissue within the scope of the FDA's interim and final regulations. The Company requested a meeting to further discuss this matter. In December 1997, the FDA notified the Company that it believes that AlloDerm, when promoted for such use, should be classified as a medical device. The Company disagrees with such initial decision and will request a meeting with the FDA to further discuss the appropriate classification. There can be no assurance that the FDA will alter its initial determination that the labeling and promotion of AlloDerm for use in dura mater replacement procedures should be regulated as a medical device.

         Additionally, it is unclear whether the FDA would regulate AlloDerm under its medical device authorities for these indications: (i) graft for guided bone regeneration; (ii) oncological reconstruction; (iii) urological applications; (iv) certain orthopedic surgeries; and (v) general surgeries. In addition, further discussion with the FDA is required to determine the level of regulation that may be applied with regard to the promotion and marketing of injectable AlloDerm.

         There can be no assurance that the FDA will not finally conclude that use of AlloDerm for the Additional Indications or other indications should be regulated as a medical device and require a 510(k) premarket notification or premarket approval application for AlloDerm for such indications. If the FDA were to conclude definitively that the Company is required to obtain agency clearance of a 510(k) notification or approval of a premarket approval application for AlloDerm for duraplasty, for the Additional Indications or for other uses, the FDA may require the Company to conduct laboratory testing and preclinical and clinical studies of AlloDerm to support a marketing application. Testing, preparation of necessary applications and processing of those applications by the FDA is expensive and any required laboratory testing or preclinical or clinical studies that the Company would be required to conduct could take several years to complete. There can be no assurance that any required testing could be completed successfully, or that if successfully completed, would provide sufficient data and information to enable the FDA to determine, on a timely basis, if at all, that when AlloDerm is used for duraplasty, for the Additional Indications or for other uses, it is substantially equivalent to a legally marketed predicate device or is safe and effective for such uses and to permit the product to be marketed for such uses. Failure of the Company to receive any required FDA clearance or approval of AlloDerm for such uses on a timely basis would preclude promotion of AlloDerm for such uses and could have a material adverse effect on the Company's business, financial condition and results of operations.

         In October 1997, the FDA inspected LifeCell's facilities. No Form 483 Notice of Observations was left with the Company, although the agency did take copies of numerous documents relating to the AlloDerm production process and promotional material relating to AlloDerm. Notwithstanding the fact that no Form 483 was received, there can be no assurance that the FDA will not raise regulatory issues with respect to the documents taken for review.

         In February 1997, the FDA issued a comprehensive "proposed approach" to the regulation of cellular and tissue-based products, other than human tissue for transplantation. The FDA proposal sets forth a tiered approach to cell and tissue regulation that ranges from no regulatory requirements for cells or tissue that are removed and transplanted into the same patient in a single surgical procedure to full premarket approval requirements for biologics and medical devices that raise potential health, safety or efficacy concerns. Although the FDA has notified the Company that AlloDerm is not now subject to premarket notification or approval, there can be no assurance that the FDA will not impose additional or different regulatory requirements on AlloDerm after the agency finalizes its approach to the regulation of cellular and tissue-based products.

         The FDA's final human tissue regulation requires establishments engaged in the procurement, processing, and distribution of human tissue to conduct and maintain records of tissue donor screening procedures and blood testing. In addition, tissue processing establishments are periodically inspected by the FDA to ensure compliance with these requirements. LifeCell believes that the Company's operations substantially comply with the requirements of the FDA's final human tissue regulation.

         LifeCell requires that the tissue banks supplying the Company with tissue comply with the FDA's human tissue regulation. In addition, the Company requires supplying tissue banks to comply with procedural guidelines outlined by the American Association of Tissue Banks. The FDA has stated that it will propose additional requirements for human tissue. Additional requirements could include registration of tissue banking establishments and tissue listing with the FDA. Other requirements may include donor-recipient tracking, Good Tissue Practices and clinical evaluation of tissues that are determined to have undergone other than "minimal manipulation." If significant additional regulatory requirements were to be established, the Company could incur significant additional costs in order to comply with such requirements.

         The regulatory status in the United States of injectable forms of AlloDerm is uncertain. Although the Company believes that this form of AlloDerm should be classified as human tissue intended for transplantation, there can be no such assurance. Additionally, certain configurations of injectable AlloDerm, such as those packaged to facilitate use by the physician, as well as certain clinical applications may be regulated as a medical device. If the product is classified as a device by the FDA, extensive delays may be encountered before the time, if ever, that the product may be commercially distributed.

         LifeCell believes that its allograft tissue products in development, including vascular grafts and nerve connective tissue, should be classified as "human tissue" under the FDA's regulations. However, further discussion with the FDA is required to determine the level of regulation the FDA will adopt with regard to the promotion and marketing of these products. There can be no assurance that the FDA will not require the submission of premarket approval application supported by extensive clinical data for these products.

         LifeCell's proposed xenograft heart valve product and other xenograft tissue transplantation products, including XenoDerm tissue and xenograft vascular grafts, likely will be subject to regulation by the FDA as medical devices. LifeCell's proposed blood cell preservation products, including ThromboSol platelet storage solution, will be subject to regulation as biologics. Accordingly, such products will require FDA premarket approval or clearance prior to commercialization. To obtain FDA approval or clearance for these products, the Company must submit proof of the safety and efficacy of these products. In most cases, this entails extensive pre-clinical and clinical testing performed in accordance with the FDA's regulations. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming and will take several years to complete. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain the FDA approvals or clearances that could delay or preclude the Company from marketing any product it may develop. The FDA also may require post-market testing and surveillance to monitor the effects of approved products and may place conditions on approvals that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to commercialize patented products.

         The FDA reviews medical devices for marketing approval or clearance through two different procedures, the 510(k) premarket notification process and the premarket approval process, which is significantly more complex, costly and time consuming than the 510(k) clearance procedure. LifeCell will need to pursue one of these routes with respect to each product determined to be a medical device. The determination of which process will be required for any particular product will depend in part upon how the FDA has regulated similar products by the time LifeCell is ready to pursue its own approvals or clearances. Under the 510(k) premarket notification procedure, the applicant or "sponsor" submits an application containing data that demonstrates the "substantial equivalence" of the product to a device marketed prior to the enactment of the Medical Device Amendments of 1976 or to a device legally marketed thereafter pursuant to a 510(k). The FDA may require a 510(k) applicant to submit additional, and possibly extensive, clinical data establishing the safety and effectiveness of the product for each proposed indication. Prior to conducting the necessary clinical trials, an applicant may be required to submit an investigational device exemption ("IDE") protocol to the FDA for approval. An IDE application typically contains data from laboratory and animal testing demonstrating that the product is sufficiently safe for study in humans as well as a description of the proposed study methods and protocol. Clinical studies must be conducted according to a written protocol and pursuant to the approval and oversight of one or more Institutional Review Boards. In addition, clinical investigators must adhere to good clinical practices. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time for non-compliance with its regulations, because of safety issues or for other reasons. The collection of data and preparation of a 510(k) application can be costly and time consuming, and a 510(k) applicant may not market the product until a favorable decision is received from the FDA. The FDA review of a 510(k) premarket notification can take anywhere from a few months to several years. There can be no assurance that marketing clearance ultimately will be obtained for any of LifeCell's products that are the subject of 510(k) premarket notifications.

         The Pre-Market Approval ("PMA") process is significantly more complex, costly and time consuming than the 510(k) clearance procedure. To obtain premarket approval, the applicant is required to submit extensive preclinical and clinical data to the FDA. An IDE will be required to conduct the clinical trials. Upon completion and analysis of clinical studies, the applicant assembles and submits a PMA application setting forth the preclinical, clinical, manufacturing and other data. Typically, the FDA will also inspect the manufacturing facility for compliance with the Quality System regulation. FDA review and approval of a PMA can take several years. There can be no assurance that PMA approvals will be obtained for any of LifeCell's proposed products.

         With respect to LifeCell's proposed biological blood cell preservation products, the Company or its contracted designee must obtain both a product license and an establishment license from the FDA prior to marketing. A product license application ("PLA") and establishment license application ("ELA") must be submitted and supported by extensive data, including preclinical and clinical data that demonstrate that the manufactured product meets prescribed standards of safety and efficacy. Before conducting the required clinical testing of a biological product, an applicant must submit an investigational new drug application ("IND") to the FDA, containing preclinical data demonstrating the safety of the product for human investigational use, information about the manufacturing processes and procedures and the proposed clinical protocol. Clinical trials of biological products typically are conducted in three sequential phases, but may overlap. Phase I trials test the product in a small number of healthy subjects, primarily to determine its safety and tolerance at one or more doses. In Phase II, in addition to safety, the efficacy, optimal dose and side effects of the product are evaluated in a patient population somewhat larger than the Phase I trial. Phase III involves further safety and efficacy testing on an expanded patient population at geographically dispersed test sites. All clinical studies must be conducted in accordance with FDA approved protocol and are subject to the approval and monitoring of one or more Institutional Review Boards. In addition, clinical investigators must adhere to good clinical practices. Completion of all three phases of clinical studies may take several years, and the FDA may temporarily or permanently suspend a clinical study at any time. Upon completion and analysis of clinical trials, the applicant assembles and submits a PLA and an ELA. The ELA contains a complete description of the manufacturing process. Before the licenses can be granted, the Company or its designee must undergo a successful establishment inspection. FDA review and approval of a biological product can take several years. There can be no assurance that LifeCell will obtain the required approvals for any of its proposed biological products.

         All products marketed by LifeCell pursuant to the above-described approvals and clearances will be subject to pervasive and continuing regulation by the FDA. Products must be manufactured in registered establishments and must be produced in accordance with Quality System regulations (QSR), the successor to the FDA's GMP regulations. There are post-marketing surveillance and reporting requirements. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to FDA scrutiny and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require prior FDA clearance. From time to time, the FDA may modify such regulations and impose additional or different requirements. It is impossible to predict how such revisions would affect the Company's operations. Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and penalties.

         Sales of medical devices and biological products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to commercialization of the product in those countries. Certain countries regulate AlloDerm as a pharmaceutical product, requiring extensive filings and regulatory approvals to market the product. Certain countries classify AlloDerm as "human tissue" but may restrict its import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to AlloDerm, creating uncertainty regarding the import or sale of the product. The inability to classify AlloDerm as a medical device has restricted LifeCell's ability to obtain an appropriate regulatory designation for the product for Western Europe, which would provide a clearer marketing path in the European Union. The time required to obtain foreign approvals may be longer or shorter than that required for FDA approval and there can be no assurance that approvals would be obtained for any of the Company's products. AlloDerm currently is being marketed in certain foreign countries, and LifeCell is actively pursuing clearance to market AlloDerm in additional countries. There can be no assurance that the uncertainty of regulations in each country will not delay or impede the marketing of AlloDerm or impede the ability of LifeCell to negotiate distribution arrangements on favorable terms.

         In addition, the National Organ Transplant Act ("NOTA") prohibits the acquisition, receipt or transfer of certain human organs, including skin and heart valves and vascular grafts for "valuable consideration," but permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human tissue and skin. Assuming that NOTA applies to LifeCell's products, it may be interpreted to limit the prices that LifeCell may charge for processing and transporting such human tissue products. LifeCell includes in its AlloDerm pricing structure certain of its educational costs associated with the processing and transportation of human tissue. Although LifeCell believes that recovery of educational costs is permitted under NOTA, a future inability of LifeCell to pass these costs on to purchasers of its products could adversely affect LifeCell's business and prospects. Assuming that NOTA applies to LifeCell's products, LifeCell intends to comply with NOTA, but there can be no assurance that the government will not adopt interpretations of NOTA that would adversely affect LifeCell's pricing structure or otherwise call into question one or more aspects of LifeCell's method of operation. Certain foreign countries have laws similar to NOTA. These laws may restrict the amount that the Company can charge for AlloDerm, and may restrict the importation or distribution of AlloDerm to licensed not-for-profit organizations.

         LifeCell also is subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with LifeCell's research and development work. See "--Environmental Matters." Although LifeCell believes it is in compliance in all material respects with these laws and regulations, there can be no assurance that the Company will not incur significant additional costs to comply with these laws or regulations in the future.

RESEARCH AND DEVELOPMENT

         LifeCell has historically funded the development of its tissue products and blood cell preservation products primarily through external sources, including a corporate alliance and government grants and contracts, as well as through the proceeds from equity offerings. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources." LifeCell's research and development costs in 1995, 1996 and 1997 for all programs, including those programs funded through corporate and government support, were approximately $2.2 million, $1.6 million, $2.0 million, respectively.

         The Company has received a substantial portion of its government grant funding pursuant to the United States government's Small Business Innovation Research ("SBIR") program. The SBIR grant program provides funding to evaluate the scientific and technical merit and feasibility of an idea. To date, LifeCell has been awarded approximately $4.6 million through 14 approved SBIR program awards and Department of Defense contracts. LifeCell intends to continue to seek funding through the SBIR programs, as well as to pursue additional government grant and contract programs. Generally, LifeCell has the right to patent any technologies developed from government grants and contract funding, subject to the United States government's right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

         In 1994, LifeCell entered into a license and development agreement with Medtronic to develop jointly the Company's heart valve products. Pursuant to the agreement, Medtronic paid LifeCell an initial $1.5 million license fee. Medtronic funds in part the cost of research and development under a mutually agreed upon budget, has the exclusive right to market any resulting commercial products and must pay LifeCell royalties on sales of products covered by the agreement. LifeCell's research and development funding by Medtronic in 1995, 1996 and 1997 was approximately $825,000, $546,000, $218,000, respectively.
Royalties payable to LifeCell under the agreement are limited to an aggregate maximum of $25.0 million. Medtronic may terminate the agreement at any time if in its sole business judgment it deems the development and commercialization of products thereunder not to be in its best interests or otherwise to be imprudent. In such event, and if the agreement is terminated under certain other circumstances, the $1.5 million initial license fee paid by Medtronic will be converted into shares of Common Stock, subject to certain limitations, at the market price at the time of conversion, and any unrecovered portion of the fee will be refunded to Medtronic.

         In 1994, Medtronic also invested $500,000 in LifeCell by purchasing approximately 64,000 shares of Common Stock in exchange for rights of first refusal to negotiate licenses for LifeCell's vascular graft products. Medtronic's rights of first refusal expire during 1998.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

         LifeCell's ability to compete effectively with other companies is materially dependent upon the proprietary nature of its technologies. LifeCell relies primarily on patents, trade secrets and confidentiality agreements to protect its technologies. LifeCell currently licenses the exclusive right to nine United States patents and related foreign patents and the non-exclusive right to one United States patent. In addition, LifeCell has been issued three United States utility patents, one United States design patent and has six pending United States patent applications.

         The Company's technology is protected by three primary families of patents and patent applications. One United States patent covers methods of producing the Company's tissue-based products. Two United States patents and two pending patent applications cover methods of extending the shelf-life of platelets, red blood cells and other blood cells. Eight additional United States patents supplement the Company's other patents and cover methods of freeze-drying without the damaging effects of ice crystal formation.

         LifeCell also has applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by United States patents or proprietary rights owned by or licensed to LifeCell may differ from that of their foreign counterparts.

         In November 1997, Integra and MIT filed a lawsuit in the United States District Court for the District of Massachusetts, alleging that the Company infringes one or more claims of the Integra Patents. The lawsuit seeks injunctive relief, an accounting of revenues, treble and other monetary damages and attorneys' fees. LifeCell filed a response to the complaint denying the infringement claims and asserting certain affirmative defenses and counterclaims. The Company has received an opinion from its patent counsel to the effect that the current uses of AlloDerm do not infringe the Integra Patents. This opinion represents only the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. Patent litigation involves complex legal and factual questions. As a result, the outcome of such litigation is inherently unpredictable, and there can be no assurance that the result of this proceeding will be favorable to the Company or that it will not have a material adverse effect on the Company's business, operating results or financial condition. See "Legal Proceedings."

         In general, the patent position of biotechnology and medical product firms is highly uncertain and involves complex legal, scientific and factual questions. There can be no assurance that any other patents will be granted with respect to the patent applications filed by the Company. Furthermore, there can be no assurance that any patents issued or licensed to the Company will provide commercial benefit to the Company or will not be infringed, invalidated or circumvented by others. The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years. Prior to actual issuance, the contents of United States patent applications are generally not made public. Once issued, such a patent would constitute prior art from its filing date, which might predate the date of a patent application on which the Company relies. Conceivably, the issuance of such a patent, or the discovery of "prior art" of which the Company is currently unaware, could invalidate a patent of the Company or its licensor or prevent commercialization of a product disclosed therein.

         No assurances may be given that the Company's products or planned products may not be the subject of additional infringement actions by third parties. Any successful patent infringement claim relating to any products or planned products could have a material adverse effect on the Company. Further, there can be no assurance that any patents or proprietary rights owned by or licensed to LifeCell will not be challenged, invalidated, circumvented, or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application or failure to comply with the written description, best mode, enablement or other applicable requirements.

         The Company generally does not conduct an extensive review of issued patents prior to engaging in research or development activities. Accordingly, the Company may be required to obtain a license from others to commercialize any of its products under development. There can be no assurance that any such license that may be required could be obtained on favorable terms or at all.

         LifeCell may decide for business reasons to retain certain knowledge that it considers proprietary as confidential and elect to protect such information as a trade secret, as business confidential information, or as know-how. In that event, LifeCell must rely upon trade secrets, know-how and continuing technological innovation to maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information.

         LifeCell has federal trademark or service mark registrations that it currently uses for LifeCell(R), which concerns processing and preserving tissue samples, and AlloDerm(R), which concerns LifeCell's commercial acellular dermal graft product.

COMPETITION

         The biomedical field is undergoing rapid and significant technological change. LifeCell's success depends upon its ability to develop and commercialize its technology. There are many companies and academic institutions that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with LifeCell's products. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than LifeCell. These companies and academic institutions may succeed in developing competing products that are more effective than LifeCell's products or that receive government approvals more quickly than LifeCell's products, which may render the Company's products or technology uncompetitive, uneconomical or obsolete.

         For most current applications of AlloDerm, the principal form of competition is with the use of the patient's autologous tissue. LifeCell anticipates direct competition for AlloDerm tissue products and all of its proposed transplantable tissue products, as well as indirect competition from advances in therapeutic agents, such as growth factors now used to enhance wound healing. LifeCell believes that therapeutic growth factors may be used in conjunction with its proposed products and may potentially enhance the products' efficacy. LifeCell is not aware of any person or entity currently marketing transplantable tissue products with features similar to AlloDerm or LifeCell's other proposed transplantable products. There can be no assurance, however, that LifeCell will be able to compete effectively with other commercially available products or that development of other technologies will not detrimentally affect LifeCell's commercial opportunities or competitive advantage.

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

EMPLOYEES

         At March 2, 1998, the Company had 99 full-time and two part-time employees of which 30 were employed in sales and marketing, 34 in engineering, production and quality assurance, 19 in research and development and clinical studies, and 18 in administration and accounting. As of March 2, 1998, the Company employed, full-time, two persons with M.D. degrees and eight persons with Ph.D. degrees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical facts included herein, including, without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Risk Factors" and elsewhere herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RISK FACTORS

         In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating the Company. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "--Special Note Regarding Forward-Looking Statements."

         HISTORY OF OPERATING LOSSES; SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT

         Since its inception in 1986, the Company has generated only limited revenues from product sales and has incurred substantial losses, including losses of approximately $3.9 million, $4.1 million and $6.1 million for the years ended December 31, 1995, 1996, and 1997, respectively. At December 31, 1997, the Company had an accumulated deficit of approximately $36.4 million. The Company expects to incur additional operating losses as well as negative cash flow from operations at least through 1998 as it continues to use substantial resources to expand its marketing efforts with respect to AlloDerm and to expand its product development programs. There can be no assurance that the Company will ever become profitable. The Company's ability to increase revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance and sales of AlloDerm and commercialization of products under development. There can be no assurance that the Company will be successful in expanding AlloDerm sales or that the Company's development efforts will result in commercially available products, that the Company will obtain required regulatory clearances or approvals for any new products in a timely manner, or at all, that the Company will be successful in introducing any new products or that any new products will achieve a significant level of market acceptance. The development and commercialization of new products will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will affect the Company's ability to achieve profitability and positive cash flows from operations. There can be no assurance that the Company will ever achieve higher levels of revenues or a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis. See "--Risk Factors--No Assurance of Additional Necessary Capital," "--Risk Factors--Uncertainty of Market Acceptance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL

         The Company intends to expend substantial funds for product research and development, expansion of sales and marketing activities, expansion of manufacturing capacity, product education efforts, and other working capital and general corporate purposes. Although the Company believes that through its existing resources and anticipated cash flows from operations will be sufficient to satisfy its capital needs through at least 1999, there can be no assurance that the Company will not require additional financing before that time. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the costs and progress of the Company's research and development efforts; the number and types of product development programs undertaken; the costs and timing of expansion of sales and marketing activities; the costs and timing of expansion of manufacturing capacity; the amount of revenues from sales of the Company's existing and new products; changes in, termination of, and the success of existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights, including the cost of defending the lawsuit relating to the Integra Patents; competing technological and market developments; developments related to regulatory and third-party reimbursement matters; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. See "--Risk Factors--Patent Infringement Lawsuit," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings."

         GOVERNMENT REGULATION--ALLODERM

         In July 1997, the United States Food and Drug Administration (the "FDA") published a final rule that became effective in January 1998 regulating "human tissue." The rule clarifies and modifies an earlier interim rule and defines human tissue as any tissue derived from a human body which is (i) intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease and (ii) recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product or medical device and excludes kidney, liver, heart, lung, pancreas or any other vascularized human organ. Unlike certain drugs, biologicals and medical devices, human tissue is not subject to premarket notification or approval by the FDA.

         In September 1996, the Company received a letter from the FDA to the effect that AlloDerm intended for use for replacement or repair of damaged or inadequate integumental tissue is human tissue within the meaning of the interim final rule. This FDA position reversed the preliminary agency determination that AlloDerm should be regulated under the medical device authorities. The provisions of the interim rule relied upon by the FDA in the September 1996 letter were unchanged in the final rule. Consequently, AlloDerm is not subject to premarket notification or approval by the FDA and the Company may promote and sell AlloDerm for use in the treatment of wounds, such as third-degree burns, in periodontal surgical procedures, such as free-gingival grafting and guided tissue regeneration, and in reconstructive plastic surgery procedures, such as contracture release grafting and scar revision. The agency also informed the Company that this decision applies only to AlloDerm when it is intended for use in transplantation, and the regulatory status of the product when it is promoted for other uses, such as a void filler for soft tissue, for cosmetic augmentation or as a wound healing agent (the "Additional Indications"), would need to be determined by the FDA on a case-by-case basis.

         While the Company's marketing efforts had not previously focused on the Additional Indications, as a follow-up to its September 1996 letter, the FDA informed the Company that AlloDerm for Additional Indications would have to be formally presented to the FDA to determine if, with these indications, AlloDerm would continue to fall within the scope of the interim rule for human tissue and thus not require premarket clearance as a medical device. The Company was asked to indicate what changes in advertisement and promotion it would make for AlloDerm. The Company responded to the FDA letter in October 1996, and informed the agency that the Company believes that the distinctions drawn regarding the definition of transplantation and human tissue and between integumental tissue and all other tissue in the September 1996 letter were fairly novel and ones for which the Company would require clarification from the FDA as it goes forward. The Company believes that AlloDerm, when used for cosmetic augmentation and as a void filler, may still qualify as human tissue. Similarly, the Company advised the FDA that since almost every replacement or repair of damaged or inadequate tissue involves a cosmetic aspect, the Company believes that many cosmetic uses of AlloDerm are within the purview of human tissue. Nevertheless, the Company informed the FDA that it intends to follow the agency's decision and, until this matter is clarified on a case-by-case basis, will not promote AlloDerm for the Additional Indications.

         During late 1997, the Company notified the FDA that it believes that AlloDerm, when promoted for use in dura mater replacement procedures, is human tissue within the scope of the FDA's interim and final regulations. The Company requested a meeting to discuss this matter further. In December 1997, the FDA notified the Company that it believes that AlloDerm, when promoted for such use, should be classified as a medical device. The Company disagrees with such initial decision and will request a meeting with the FDA to further discuss the appropriate classification.

         Additionally, it is unclear whether the FDA would regulate AlloDerm under its medical device authorities for these indications: (i) graft for guided bone regeneration; (ii) oncological reconstruction; (iii) urological applications; (iv) certain orthopedic surgeries; and (v) general surgeries. In addition, further discussion with the FDA is required to determine the level of regulation that may be applied with regard to the promotion and marketing of injectable AlloDerm.

       There can be no assurance that the FDA will alter its initial determination that AlloDerm, when labeled and promoted for use as a dura mater replacement, should be regulated as a medical device. Additionally, there can be no assurance that the FDA will not finally conclude that use of AlloDerm for the Additional Indications or other indications should be regulated as a medical device and require a 510(k) premarket notification or premarket approval application for AlloDerm for such indications. If the FDA were to conclude definitively that the Company is required to obtain agency clearance of a 510(k) notification or approval of a premarket approval application for AlloDerm for duraplasty, for the Additional Indications or for other uses, the FDA may require the Company to conduct laboratory testing and preclinical and clinical studies of AlloDerm to support a marketing application. Testing, preparation of necessary applications and processing of those applications by the FDA is expensive and any required laboratory testing or preclinical or clinical studies that the Company would be required to conduct could take several years to complete. There can be no assurance that any required testing could be completed successfully, or that if successfully completed, would provide sufficient data and information to enable the FDA to determine, on a timely basis, if at all, that when AlloDerm is used for duraplasty, for the Additional Indications or for other uses, it is substantially equivalent to a legally marketed predicate device or is safe and effective for such uses and to permit the product to be marketed for such uses. Failure of the Company to receive any required FDA clearance or approval of AlloDerm for such uses on a timely basis would preclude promotion of AlloDerm for such uses and could have a material adverse effect on the Company's business, financial condition and results of operations.

         In October 1997, the FDA inspected LifeCell's facilities. No Form 483 Notice of Observations was left with the Company, although the agency did take copies of numerous documents relating to the AlloDerm production process and promotional material relating to AlloDerm. Notwithstanding the fact that no Form 483 was received, there can be no assurance that the FDA will not raise regulatory issues with respect to the documents taken for review.

         In February 1997, the FDA issued a comprehensive "proposed approach" to the regulation of cellular and tissue-based products, other than human tissue for transplantation. The FDA proposal sets forth a tiered approach to cell and tissue regulation that ranges from no regulatory requirements for cells or tissue that are removed and transplanted into the same patient in a single surgical procedure to full premarket approval requirements for biologics and medical devices that raise potential health, safety or efficacy concerns. Although the FDA has notified the Company that AlloDerm is not now subject to premarket notification or approval, there can be no assurance that the FDA will not impose additional or different regulatory requirements on AlloDerm after the agency finalizes its approach to the regulation of cellular and tissue-based products.

         Human tissue is regulated by the FDA in a manner the agency has deemed necessary to protect the public health from the transmission of various infectious diseases, including human immunodeficiency virus ("HIV") infection, syphilis and hepatitis infection, through transplantation of tissue from donors with or at risk of these diseases. Under the FDA regulations, all facilities engaged in the procurement, processing, storage or distribution of human tissue intended for transplant are required to assure that certain infectious disease testing and donor screening is performed and that records documenting such testing for each tissue are available for inspection by the FDA. The regulations also provide authority for the FDA to conduct inspections of human tissue facilities and to detain, recall or destroy tissue for which appropriate documentation is not available. Although the Company believes that it conducts its operations in compliance in all material respects with such requirements, no assurances may be given in such regard. Non-compliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to authorize the marketing of new products or to allow the Company to enter into supply contracts and criminal prosecution.

         The National Organ Transplant Act ("NOTA") prohibits the acquisition, receipt or transfer of certain human organs, including skin, for "valuable consideration." NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human tissue and skin. NOTA may be interpreted to limit the prices that LifeCell may charge for processing and transporting its human tissue products. This could result in limited revenues which could adversely affect LifeCell's business, financial condition and results of operations. See "--Government Regulation."

         PATENT INFRINGEMENT LAWSUIT

         In November 1997, Integra and MIT filed a lawsuit in the United States District Court for the District of Massachusetts, alleging that the Company infringes one or more claims of the Integra Patents. The lawsuit seeks injunctive relief, an accounting of revenues, treble and other monetary damages and attorneys' fees. LifeCell filed a response to the complaint denying the infringement claims and asserting certain affirmative defenses and counterclaims. The Company has received an opinion from its patent counsel to the effect that the current uses of AlloDerm do not infringe the Integra Patents. This opinion represents only the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. Patent litigation involves complex legal and factual questions. As a result, the outcome of such litigation is inherently unpredictable, and there can be no assurance that the result of this proceeding will be favorable to the Company or that it will not have a material adverse effect on the Company's business, operating results or financial condition. If it is determined that the Company is infringing the Integra Patents, the court could issue an injunction prohibiting the Company from making, using or selling its AlloDerm product for some or all of its intended uses. Such injunction could also extend to the Company's other potential products under development. In addition, the court could assess significant damages and attorneys' fees against the Company, which would have a material adverse effect on the Company's business, operating results and financial condition and otherwise affect the ability of the Company to continue as a viable enterprise. In addition, an adverse determination in this proceeding could require the Company to seek licenses from Integra, which may not be available on reasonable terms, if at all. Regardless of the outcome, defending such claims could involve significant costs and diversion of management resources, which could have a material adverse effect on the Company's business, operating results or financial condition. See "--Risk Factors--Dependence on Patents and Proprietary Rights" and "Legal Proceedings."

         GOVERNMENT REGULATION--PROPOSED PRODUCTS

         Many if not all of LifeCell's products under development will require regulatory approval or clearance prior to commercialization. Human therapeutic products are subject to rigorous preclinical and clinical testing as a condition of approval by the FDA and by similar regulatory authorities in foreign countries. The lengthy process of obtaining these approvals and clearances and the ongoing process of compliance with applicable federal statutes and regulations will require the expenditure of substantial resources, and there can be no assurance that FDA or foreign approvals will be obtained for any of the Company's proposed products.

         The regulatory status of injectable forms of AlloDerm in the United States is uncertain. Although the Company believes that this form of AlloDerm should be classified as human tissue intended for transplantation, there can be no such assurance. Additionally, certain configurations of injectable AlloDerm, such as those designed to facilitate use by the physician, may be regulated as a medical device. If the product is classified as a device by the FDA, extensive delays may be encountered before the time, if ever, that the product may be commercially distributed. See "--Government Regulation."

         LifeCell believes that its allograft tissue products in development, including vascular grafts and nerve connective tissue, should be classified as "human tissue" under the FDA's regulations. However, further discussion with the FDA is required to determine the level of regulation the FDA will adopt with regard to the promotion and marketing of these products. There can be no assurance that the FDA will not require the submission of premarket approval application supported by extensive clinical data for these products. See "--Risk Factors--Government Regulation--Proposed Products."

         LifeCell's proposed xenograft heart valve and other xenograft tissue transplantation products will be subject to regulation as medical devices. The Company's proposed blood cell preservation products will be subject to regulation as biologics. Such products require FDA premarket clearance or approval prior to commercialization in the United States. To obtain FDA approval for these products, the Company must submit proof of their safety and efficacy. Testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming. There can be no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA clearances that could delay or preclude the Company from marketing any product it may develop. The FDA may also place conditions on clearances that could restrict commercial applications of such products. Product marketing approvals or clearances may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the governmental clearance process may materially reduce the period during which the Company has the exclusive right to commercialize patented products.

         Products marketed by LifeCell pursuant to FDA or foreign approval will be subject to pervasive and continuing regulation. In the United States, devices and biologics must be manufactured in registered establishments and must be produced in accordance with the FDA's "Quality System" regulation for medical devices or "Good Manufacturing Practices" ("GMP") regulations for biologics. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time, the FDA may modify such requirements, imposing additional or different requirements. Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and other penalties. In addition, there can be no assurance that the various states in which LifeCell's products are sold will not impose additional regulatory requirements or marketing impediments.

         The National Organ Transplant Act prohibits the acquisition, receipt or transfer of certain human organs, including heart valves and vascular grafts, for "valuable consideration," which could affect the commercialization of certain of the Company's proposed human tissue products. See "--Risk Factors--Government Regulation--AlloDerm" and "--Government Regulation."

         FOREIGN REGULATORY STATUS OF ALLODERM

         The regulation of AlloDerm outside the United States varies by country. Certain countries regulate AlloDerm as a pharmaceutical product, requiring extensive filings and regulatory approvals to market the product. Certain countries classify AlloDerm as a transplant tissue but may restrict its import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to AlloDerm, creating uncertainty regarding the import or sale of the product. There can be no assurance that the various foreign countries in which LifeCell's products are sold will not impose additional regulatory requirements.

         AlloDerm currently is being marketed in certain foreign countries, and LifeCell is pursuing clearance to market AlloDerm in additional countries. There can be no assurance that the uncertainty of regulations in each country will not delay or impede the marketing of AlloDerm or impede the ability of LifeCell to negotiate distribution arrangements on favorable terms. Certain foreign countries have laws similar to the United States' National Organ Transplant Act. These laws may restrict the amount that the Company can charge for AlloDerm and may restrict the importation or distribution of AlloDerm to licensed not-for-profit organizations. See "--Government Regulation."

         UNCERTAINTY OF MARKET ACCEPTANCE

         Much of the Company's ability to increase revenues and to achieve profitability and positive cash flow will depend on expanding the use and market penetration of its AlloDerm product and the successful introduction of its products in development. Products based on the Company's technologies represent new methods of treatment. Physicians will not use the Company's products unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies. Even if the advantage of the Company's products is established as clinically significant, physicians may not elect to use such products for any number of reasons. As such, there can be no assurance that any of the Company's AlloDerm products or products under development will gain any significant degree of market acceptance among physicians, health care payors and patients. Broad market acceptance of the Company's products may require the training of numerous physicians and clinicians, as well as conducting or sponsoring clinical studies to demonstrate the benefits of such products. The amount of time required to complete such training and studies could result in a delay or dampening of such market acceptance. Moreover, health care payors' approval of reimbursement for the Company's products in development will be an important factor in establishing market acceptance. See "--Risk Factors--Limited Third-Party Reimbursement."

         DELAYED OR UNSUCCESSFUL PRODUCT DEVELOPMENT

         The Company's growth and profitability will depend, in part, upon its ability to complete development of and successfully introduce new products. The Company may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products. Although the Company has conducted animal studies on many of its products under development which indicate that the product may be feasible for a particular application, there can be no assurance that the results obtained from expanded studies will be consistent with earlier trial results or be sufficient for the Company to obtain any required regulatory approvals or clearances. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, that regulatory clearance or approval of these or any new products will be granted on a timely basis, if ever, or that the new products will adequately meet the requirements of the applicable market or achieve market acceptance. The completion of the development of any of the Company's products under development remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or other problems, manufacturing difficulties and the possible insufficiency of the funds allocated for the completion of such development, which could result in a change in the design, delay in the development or the abandonment of such products. Consequently, there can be no assurance that any of the Company's products under development will be successfully developed or manufactured or, if developed and manufactured, that such products will meet price or performance objectives, be developed on a timely basis or prove to be as effective as competing products. The inability to complete successfully the development of a product or application, or a determination by the Company, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company's business, financial condition and results of operations.

         DEPENDENCE ON KEY MANAGEMENT AND PERSONNEL

         The success of LifeCell will be dependent largely on the efforts of Paul M. Frison, Chairman of the Board, President and Chief Executive Officer of the Company, and Stephen A. Livesey, M.D., Ph.D., Executive Vice President, Chief Science Officer and a director of the Company. The loss of either person's services would have a material adverse effect on LifeCell's business, financial condition and results of operations. LifeCell has obtained "keyman" life insurance on Mr. Frison and Dr. Livesey of $1.0 million and $3.0 million, respectively. Dr. Livesey, a citizen of Australia, has applied for permanent residence status in the United States. There can be no assurance that he will be able to obtain such status. The Company does not have employment agreements with any of its employees. Further, the success of LifeCell is also dependent upon its ability to hire and retain qualified operating, marketing and technical personnel. The competition for qualified personnel in the biomedical industry is intense and, accordingly, there can be no assurance that LifeCell will be able to hire or retain such personnel.

         DEPENDENCE ON CORPORATE COLLABORATORS

         The Company expects to rely in the future on corporate collaborative partners for the development and commercialization of certain products and to conduct certain clinical trials, obtain regulatory approvals and manufacture and market any resulting products. Although the Company believes that any such collaborative partners would have an economic motivation to commercialize any products that might result from such arrangements, the amount and timing of resources devoted to these activities by such parties could depend on the achievement of technical and research goals by the Company and generally would be controlled by such partners. Moreover, collaborative arrangements generally provide that they may be terminated by the collaborator prior to their expiration under circumstances that also may be outside the control of the Company. Any eventual sale of products may depend further on the successful completion of arrangements with other partners, licensees or distributors in each territory. There can be no assurance that the Company will be successful in establishing any such collaborative arrangements on acceptable terms, if at all, or that any such future collaborator would be successful in commercializing any resulting products. In 1994, LifeCell entered into a license and development agreement with Medtronic, Inc. ("Medtronic") to develop jointly the Company's heart valve products. Pursuant to the agreement, Medtronic paid LifeCell an initial $1.5 million license fee, funds costs of research and development under a mutually agreed upon budget, including clinical trials, if any, and will pay royalties of up to an aggregate of $25.0 million on sales of products covered by the agreement. There can be no assurance that Medtronic will perform its obligations under the agreement, will not reduce committed funding for the Company's heart valve development program, will not terminate the agreement, that Medtronic or LifeCell will successfully develop or market any products under the agreement or that LifeCell will ever receive royalties under the agreement. Furthermore, there can be no assurance that Medtronic or future collaborators will not pursue existing or alternative technologies in preference to potential products being developed in collaboration with the Company.

         DEPENDENCE ON DISTRIBUTOR SALES

         Sales to distributors constitute a significant portion of the Company's revenues. The Company has only recently entered into certain of its current distribution arrangements. The Company may be required to enter into additional distribution arrangements to achieve broad distribution of AlloDerm or any future products. There can be no assurance that the Company will be able to maintain its current distributor arrangements or, in the event of termination of any of these arrangements, that a new distributor will be found, or that the Company will be able to enter into and maintain arrangements with additional distributors on acceptable terms, or on a timely basis, if ever.

The Company's distributors generally purchase and maintain inventories of AlloDerm in anticipation of future sales to surgeons and hospitals. The termination of the distributor's relationship with the Company may have an adverse effect on LifeCell's sales until such inventories are sold. There can be no assurance that these distributors will devote the resources necessary to provide effective sales and marketing support to the Company or market the Company's products at prices that can achieve market acceptance. In addition, the Company's distributors may give higher priority to the products of other medical suppliers or their own products, thus reducing their efforts to sell the Company's products. If any of the Company's distributors becomes unwilling or unable to promote, market and sell the Company's products, the Company's business, financial condition and results of operations could be materially adversely affected. The Company has engaged Lifecore Biomedical, Inc. as the exclusive distributor for AlloDerm for dental applications in the United States, and other distributors also may be granted exclusive distribution rights. To the extent any exclusive distributor fails adequately to promote, market and sell the Company's products, the Company may not be able to secure a replacement distributor until after the term of the distribution contract is complete or until such contract can otherwise be terminated. See "--Marketing."

         DEPENDENCE ON CERTAIN SOURCES OF MATERIALS

         The Company's business will be dependent on the availability of donated human skin, cardiovascular tissue and other tissues. A finite supply of donated tissue is available. Although the Company has established what it believes to be adequate sources of donated human skin to satisfy the expected demand for AlloDerm during 1998, LifeCell has not yet developed a supply of other tissues and there can be no assurance that the availability of donated human skin and other tissues will be sufficient to meet LifeCell's demand for such materials. Any significant interruption in supply of such tissue would likely have a material adverse effect on the Company's business, financial condition and results of operations. See "--Sources of Materials."

         The Company acquires donated human skin from various non-profit organizations which procure skin and other donated human tissue. The procurement of skin generally constitutes a small portion of the operating funds for such non-profit organizations. The development of products that replace the need for donated tissue, such as the development of synthetic bone substitutes to replace allograft bone procured by the organizations, could threaten the existence of the non-profit organizations and, therefore, adversely affect the supply of donated human skin to LifeCell or increase the required payments from LifeCell.

         The Company has performed limited activities to develop products using porcine dermis and other animal tissues as a substitute for donated human skin. If successfully developed, animal tissue could replace the need for human tissue as a raw material. There can be no assurance that such animal tissue products can be successfully developed, that such development and required regulatory approvals could result in timely replacement of human tissue used by LifeCell in the event of a reduced supply of human tissue or that the cost of such animal tissue would not materially adversely affect the business, financial condition and results of operations of the Company.

         Donors of organs and tissues, including donated human skin, have various motivations. Although LifeCell does not promote the use of AlloDerm for cosmetic applications, AlloDerm has been used by surgeons in a variety of applications that may be considered "cosmetic." Knowledge of such use by potential donors could impact their willingness to donate skin for such uses. See "--Risk Factors--Product Liability and Insurance" and "--Risk Factors--Sources of Materials."

         TECHNOLOGICAL CHANGE AND COMPETITION

         The biomedical field is undergoing rapid and significant technological change. LifeCell's success depends upon its ability to develop and commercialize efficient and effective products based on its technology. There are many companies and academic institutions that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with LifeCell's products. Many of these companies and academic institutions are well-established, have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than LifeCell. These companies and academic institutions may succeed in developing competing products that are more effective than LifeCell's products, or that receive government approvals more quickly than LifeCell's products, which may render the Company's products or technology uncompetitive, uneconomical or obsolete. See "--Competition."

         LIMITED THIRD-PARTY REIMBURSEMENT

         Generally, hospitals, physicians and other health care providers purchase products, such as the products being sold or developed by LifeCell, for use in providing care to their patients. These parties typically rely on third-party payors, including Medicare, Medicaid, private health insurance and managed care plans, to reimburse all or part of the costs of acquiring those products and costs associated with the medical procedures performed with those products. Cost control measures adopted by third-party payors in recent years have had and may continue to have a significant effect on the purchasing practices of many health care providers, generally causing them to be more selective in the purchase of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. The Company believes that certain third-party payors provide reimbursement for medical procedures at a specified rate without additional reimbursement for products, such as those being sold or developed by LifeCell, used in such procedures. There can be no assurance that adequate third-party payor reimbursement will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in developing new products. In addition, government and other third-party payors continue to refuse, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval. Many uses of AlloDerm have not been granted such marketing approval and there can be no assurance that any such uses will be approved. Further, certain of the Company's products are used in medical procedures that typically are not covered by third-party payors, such as "cosmetic" procedures, or for which patients sometimes do not obtain coverage, such as dental procedures. These and future changes in third-party payor reimbursement practices regarding the procedures performed with LifeCell's products could adversely affect the market acceptance of LifeCell's products. See "--Government Regulation."

         DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

         LifeCell's ability to compete effectively with other companies is materially dependent upon the proprietary nature of its technologies. LifeCell relies primarily on patents and trade secrets to protect its technologies. LifeCell currently licenses the exclusive right to nine United States patents and related foreign patents and non-exclusive rights to one patent. In addition, LifeCell has been issued three United States utility patents, one United States design patent and has five pending United States patent applications. There can be no assurance that LifeCell will obtain any additional patents or other protection, that the patents currently applied for will be granted, that, if the patents currently applied for are granted, the claims allowed will be sufficient to protect LifeCell's technology, or that existing patents or proprietary rights owned by or licensed to LifeCell will provide significant commercial benefits. Further, there can be no assurance that any patents or proprietary rights owned by or licensed to LifeCell will not be challenged, invalidated, circumvented, or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application or failure to comply with the written description, best mode, enablement or other applicable requirements. The invalidation, circumvention or unenforceability of key patents or proprietary rights owned by or licensed to LifeCell could have a material adverse effect on LifeCell and on its business, financial condition and results of operations.

         LifeCell's success will depend in part on its ability to maintain and obtain patent protection for its technology both in the United States and other countries. Other companies and research and academic institutions may have developed technologies, filed patent applications or received patents on various technologies that may be related to LifeCell's business. Some of these patent applications, patents or technologies may conflict with LifeCell's patent applications, patents or technologies. Any such conflict could invalidate or limit the scope of LifeCell's patents or could result in denial of LifeCell's patent applications.

         In general, the patent position of biotechnology and medical product firms is highly uncertain and involves complex legal, scientific and factual questions. There can be no assurance that any other patents will be granted with respect to the patent applications filed by the Company. Furthermore, there can be no assurance that any patents issued or licensed to the Company will provide commercial benefit to the Company or will not be infringed, invalidated or circumvented by others. The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years. Prior to actual issuance, the contents of United States patent applications are generally not made public. Once issued, such a patent would constitute prior art from its filing date, which might predate the date of a patent application on which the Company relies. Conceivably, the issuance of such a patent, or the discovery of "prior art" of which the Company is currently unaware, could invalidate a patent of the Company or its licensor or prevent commercialization of a product disclosed therein.

         The Company generally does not conduct an extensive review of issued patents prior to engaging in research or development activities. Accordingly, the Company may be required to obtain a license from others to commercialize any of its products under development. There can be no assurance that any such license that may be required could be obtained on favorable terms or at all.

         In addition, if patents that cover LifeCell's existing activities are issued to other companies, there can be no assurance that LifeCell would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Any of the foregoing matters could have a material adverse effect on LifeCell and on its business prospects. In addition, the Company may be required to obtain a license under one or more patents prior to commercializing any heart valve or vascular product, if developed. There can be no assurance that such a license will be available, or if available, that a license will be granted on terms which are commercially acceptable to the Company.

         In November 1997, Integra and MIT filed a lawsuit in the United States District Court for the District of Massachusetts, alleging that the Company infringes one or more claims of the Integra Patents. The lawsuit seeks injunctive relief, an accounting of revenues, treble and other monetary damages and attorneys' fees. LifeCell filed a response to the complaint denying the infringement claims and asserting certain affirmative defenses and counterclaims. The Company has received an opinion from its patent counsel to the effect that the current uses of AlloDerm do not infringe the Integra Patents. This opinion represents only the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. Patent litigation involves complex legal and factual questions. As a result, the outcome of such litigation is inherently unpredictable, and there can be no assurance that the result of this proceeding will be favorable to the Company or that it will not have a material adverse effect on the Company's business, operating results or financial condition. In addition, no assurances may be given that the Company's existing or proposed products or processes may not be the subject of additional infringement claims. Any successful patent infringement claim relating to any patent could have a material adverse effect on the Company. See "--Patent Infringement Lawsuit."

         There can be no assurance that LifeCell will not be required to resort to litigation to protect its patented technologies or other proprietary rights or that the Company will not be the subject of additional patent litigation to defend its existing or proposed products or processes against claims of patent infringement or other intellectual property claims. Any of such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

         LifeCell also has applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by United States patents or proprietary rights owned by or licensed to LifeCell may differ from that of their foreign counterparts.

         LifeCell may decide for business reasons to retain certain knowledge that it considers proprietary as confidential and elect to protect such information as a trade secret, as business confidential information or as know-how. In that event, LifeCell must rely upon trade secrets, know-how and continuing technological innovation to maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information. The independent development or disclosure of LifeCell's trade secrets could have a material adverse effect on LifeCell and on its business prospects. See "--Patents, Proprietary Information and Trademarks."

         PRODUCT LIABILITY AND INSURANCE

         The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of medical products. Although the Company has product liability insurance coverage with an aggregate limit of $5.0 million and a per occurrence limit of $3.0 million, there can be no assurance that such insurance will provide adequate coverage against potential liabilities, that adequate product liability insurance will continue to be available in the future or that it can be maintained on acceptable terms. The obligation to pay any product liability claim in excess of whatever insurance the Company is able to acquire could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company uses donated human skin as the raw material for AlloDerm. The non-profit organizations that supply such skin are required to follow FDA regulations and guidelines published by the American Association of Tissue Banks to screen donors for potential disease transmission. Such procedures include donor testing for certain viruses, including HIV. The Company's manufacturing process also has been demonstrated to inactivate concentrated suspensions of HIV in tissue. While the Company believes such procedures are adequate to reduce the threat of disease transmission, there can be no assurance that its AlloDerm product will not be associated with transmission of disease or that a patient otherwise infected with disease would not erroneously assert a claim that the use of AlloDerm resulted in the disease transmission. Any such transmission or alleged transmission could have a material adverse effect on the Company's ability to manufacture or market its products or could otherwise have a material adverse effect on the Company's business, financial condition or results of operations. See "--Risk Factors--Dependence on Certain Sources of Materials."

         LIMITATION ON THE USE OF NET OPERATING LOSSES AND RESEARCH AND DEVELOPMENT TAX CREDITS

         As of December 31, 1997, LifeCell had accumulated net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $32.1 million and research and development tax credits of approximately $395,000 since its inception, and may continue to incur NOL carryforwards. United States tax laws provide for an annual limitation on the use of NOL carryforwards following certain ownership changes and also limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities. The sale of Common Stock in the public offering completed in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of its NOL carryforwards and the credits available to offset taxable income subsequent to the offering will be approximately $2.6 million per year on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of the then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

         DISPOSAL OF HAZARDOUS MATERIALS

         LifeCell's research and development and processing techniques generate waste that is classified as hazardous by the United States Environmental Protection Agency and the Texas Natural Resources Commission. LifeCell segregates such waste and disposes of it through a licensed hazardous waste transporter. Although LifeCell believes it is currently in compliance in all material respects with applicable environmental regulations, its failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on LifeCell's business, financial condition and results of operations. See "--Government Regulation."

         POSSIBLE VOLATILITY OF STOCK PRICE

         The market price of the shares of Common Stock, like that of the common stock of many other medical products and high technology companies, has in the past been, and is likely in the future to continue to be, highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial products by the Company or competitors, government regulation, developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for medical products and high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of Common Stock.

         POSSIBLE ANTI-TAKEOVER EFFECTS

         Certain provisions of LifeCell's Restated Certificate of Incorporation, as amended (the "Restated Certificate of Incorporation") and Amended and Restated By-laws (the "By-laws") and Section 203 of the Delaware General Corporation Law may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the current market prices. In addition, these provisions may limit the ability of stockholders to approve transactions that they may deem to be in their best interests. For example, provisions contained in the Restated Certificate of Incorporation and By-laws include authorized blank check preferred stock, the denial of cumulative voting, limitation of the persons who may call a special meeting of the stockholders and advance notice requirement for election to the Board of Directors.

         RIGHTS OF HOLDERS OF SERIES B PREFERRED STOCK

         As of December 31, 1997, there were 125,441 shares of Series B Preferred Stock outstanding. Such shares are convertible at any time at the option of the holders thereof and automatically under certain circumstances into approximately 4,046,483 shares of Common Stock. On all matters submitted to a vote of the stockholders of the Company, each share of Series B Preferred Stock entitles the holder thereof to one vote for each share of Common Stock into which such share of Series B Preferred Stock is then convertible. The holders of the shares of Series B Preferred Stock have the right to elect up to three directors of the Company. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of shares of Series B Preferred Stock will be entitled to receive out of the assets of the Company available for distribution to stockholders, before any distribution of assets is made to holders of Common Stock, an amount equal to $100.00 per share of Series B Preferred Stock. After payment of the full amount of any liquidating distribution to which they are entitled, the holders of shares of Series B Preferred Stock will be entitled to share ratably (treating all then issued and outstanding shares of Series B Preferred Stock as if such shares had been converted into Common Stock) in any further distribution of assets by the Company to the holders of Common Stock. Holders of the Series B Preferred Stock are entitled to receive dividends through September 30, 2001. The Company may at its option pay such dividends in additional shares of Series B Preferred Stock.

ITEM 2.    PROPERTIES

         LifeCell leases approximately 25,000 square feet of laboratory, office and warehouse space at its facilities in The Woodlands, Texas, under lease agreements that expire in January 2001. The Company's monthly rental obligation for its facilities is approximately $24,000.

ITEM 3.    LEGAL PROCEEDINGS

         In November 1997, Integra and MIT filed a lawsuit in the United States District Court for the District of Massachusetts, alleging that the Company infringes the Integra Patents. The lawsuit seeks injunctive relief, an accounting of revenues, treble and other monetary damages and attorneys' fees. LifeCell filed a response to the complaint denying the infringement claims and asserting certain affirmative defenses and counterclaims. The Company has received an opinion from its patent counsel to the effect that the current uses of AlloDerm do not infringe the Integra Patents. This opinion represents only the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. Patent litigation involves complex legal and factual questions. As a result, the outcome of such litigation is inherently unpredictable, and there can be no assurance that the result of this proceeding will be favorable to the Company or that it will not have a material adverse effect on the Company's business, operating results or financial condition. If it is determined that the Company is infringing the Integra Patents, the court could issue an injunction prohibiting the Company from making, using or selling its AlloDerm product for some or all of its intended uses. Such injunction could also extend to the Company's other potential products under development. In addition, the court could assess significant damages and attorneys' fees against the Company, which would have a material adverse effect on the Company's business, operating results and financial condition and otherwise affect the ability of the Company to continue as a viable enterprise. In addition, an adverse determination in this proceeding could require the Company to seek licenses from Integra, which may not be available on reasonable terms, if at all. Regardless of the outcome, defending such claims could involve significant costs and diversion of management resources, which could have a material adverse effect on the Company's business, operating results or financial condition. See "Business--Risk Factors--Patent Infringement Lawsuit" and "Business--Risk Factors--Dependence on Patents and Proprietary Rights."

         In December 1997, LifeCell filed a lawsuit in Texas state court against Integra LifeSciences Corporation and the Massachusetts Institute of Technology alleging that they tortiously interfered with certain of LifeCell's business relationships, including relationships with investors and potential investors in LifeCell's recent public offering. The lawsuit also alleges anticompetitive acts and business disparagement. LifeCell is seeking injunctive relief and actual, treble and punitive damages. Such a suit can be costly to litigate and there is no assurance that it will have a favorable outcome to the Company or that any damages will be obtained.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

         The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "LIFC." On March 2, 1998, the last reported sale price for the Company's Common Stock on The Nasdaq SmallCap Market was $5.00 per share. The following table sets forth the high and low sales information for the Company's Common Stock for the periods indicated, as reported by The Nasdaq Stock Market.

                                                           High     Low
              1996
               First Quarter.........................     $6.00    $2.25
                Second Quarter.......................      5.00     3.75
                Third Quarter........................      5.88     3.09
                Fourth Quarter.......................      4.25     2.88

              1997
               First Quarter........................      $8.88    $3.06
                Second Quarter.......................      7.13     4.63
                Third Quarter........................      8.38     4.81
                Fourth Quarter.......................      8.25     3.50


         As of February 28, 1998, there were approximately 280 holders of record of shares of Common Stock and 49 holders of record of shares of Series B Preferred Stock. The Company estimates that there are in excess of 2,000 beneficial holders of its Common Stock.

         During 1997, the Company issued a total of 74,786 shares of Common Stock for an aggregate consideration of $308,866 to various stockholders of the Company pursuant to the exercise of certain stock purchase warrants. Additionally, during 1997, the Company issued 2,027 shares of Common Stock in exchange for a warrant to purchase 15,000 shares of Common Stock. None of such issuances involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

DIVIDEND POLICY

         LifeCell has not paid a cash dividend to holders of shares of Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future. Pursuant to the terms of the Company's Series A Preferred Stock, on (i) December 6, 1996, the Company paid a per share dividend of $1.60 in shares of Common Stock to the holders of the Series A Preferred Stock; (ii) March 26, 1997, the Company paid a per share dividend of $0.50 in shares of Common Stock to such security holders; and (iii) March 26, 1997, the Company paid a per share dividend of $0.25 in cash to such security holders. Also on March 26, 1997, in accordance with the terms of the Series A Preferred Stock, the Company redeemed all of the outstanding shares of the Series A Preferred Stock through the conversion of such shares into shares of Common Stock. Accordingly, no further dividends are payable in respect of the Series A Preferred Stock.

         On February 15, 1997, May 15, 1997, August 15, 1997, and November 17, 1997, the Company paid a per share dividend in shares of its Series B Preferred Stock equivalent to $1.17, $2.41, $1.50 and $1.51, respectively, to the holders of shares of Series B Preferred Stock. On February 17, 1998, the Company paid a $1.51 per share dividend in cash to the holders of shares of Series B Preferred Stock. The Series B Preferred Stock bears dividends per share at the annual rate of the greater of (i) $6.00 (subject to adjustment in certain events) and
(ii) the per annum rate of dividends per share paid, if applicable, by the Company, on the Common Stock. The dividends may be paid, at the Company's option, in cash or shares of Series B Preferred Stock or in a combination of cash and shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock accrue and are paid quarterly. The Series B Preferred Stock ceases bearing dividends on September 30, 2001.

         Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus, including additional paid in capital, or current net profits.

ITEM 6.    SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 1997, derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form
10-K.

                                                            Year Ended December 31,
                                       1993            1994            1995           1996             1997
                                   ------------    ------------    ------------   -------------    ------------
Operations Statement Data:
--------------------------
Revenues:
   Product sales ...............   $     20,737    $     93,940    $    742,238    $  2,012,205    $  4,904,971
   Research funded by others ...        377,057         722,675       1,064,337         933,365       1,074,954
                                   ------------    ------------    ------------    ------------    ------------
      Total revenues ...........        397,794         816,615       1,806,575       2,945,570       5,979,925
                                   ------------    ------------    ------------    ------------    ------------
Costs and expenses:
   Cost of goods sold ..........        207,398         515,500         925,174       1,281,353       2,540,644
   Research and development ....      2,095,856       2,085,851       2,169,764       1,588,186       2,007,062
   General and administrative ..      1,479,327       1,381,470       1,422,588       1,911,254       3,081,512
   Selling and marketing .......        268,618         727,615       1,475,296       2,389,573       4,955,597
                                   ------------    ------------    ------------    ------------    ------------
      Total costs and expenses .      4,051,199       4,710,436       5,992,822       7,170,366      12,584,815
                                   ------------    ------------    ------------    ------------    ------------
Loss from operations ...........     (3,653,405)     (3,893,821)     (4,186,247)     (4,224,796)     (6,604,890)
                                   ------------    ------------    ------------    ------------    ------------
   Interest income and other ...        223,973         167,300         280,843         135,082         466,255
                                   ------------    ------------    ------------    ------------    ------------
Net loss .......................   $ (3,429,432)   $ (3,726,521)   $ (3,905,404)   $ (4,089,714)   $ (6,138,635)

Loss per share(1)-basic and
   diluted .....................   $      (0.80)   $      (0.90)   $      (1.10)   $      (1.14)   $      (1.04)
                                   ============    ============    ============    ============    ============
Shares used in computing loss
   per share-basic and diluted .      4,277,171       4,294,179       4,313,366       4,542,519       6,820,122
                                   ============    ============    ============    ============    ============



                                                            Year Ended December 31,
                                       1993            1994            1995           1996             1997
                                   ------------    ------------    ------------   -------------    ------------
Balance Sheet Data:
-------------------
Cash and cash equivalents ......   $    426,104    $  1,877,295    $  3,015,332    $ 10,748,250    $ 20,781,026
Short-term investments .........      3,016,511       5,154,824            --              --              --
Working capital ................      3,433,008       6,613,304       2,888,048      10,884,779      20,515,559
Total assets ...................      4,260,079       7,997,404       4,376,039      12,890,015      24,155,598
Long-term obligations ..........           --         1,500,000       1,500,000       1,500,000       1,500,000
Accumulated deficit ............    (16,618,635)    (20,678,402)    (24,774,753)    (29,310,934)    (36,411,480)
Total stockholders' equity .....      4,045,661       5,743,127       2,093,906      10,197,104      20,259,603

(1) Includes effect of accounting treatment of preferred stock and warrants of $0.03, $0.19, $0.24 and $0.14 in 1994, 1995, 1996 and 1997, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of operations and financial condition of LifeCell should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

         Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See "Business--Special Note Regarding Forward-Looking Statements."

GENERAL AND BACKGROUND

         LifeCell was organized in 1986 and, since its inception, has been financed through the public and private sale of equity securities, through product sales, through a corporate alliance with Medtronic and through the receipt of government grants and contracts.

         LifeCell began the sale of AlloDerm grafts as a dermal replacement in the grafting of third-degree burns in December 1993 and commenced commercial activities in 1994. LifeCell commenced the sale of AlloDerm for periodontal surgery in September 1995 and for reconstructive plastic surgery in November 1995. To date, proceeds from the sale of AlloDerm products have not been sufficient to fund in full the Company's operating activities.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 AND 1996

         The net loss for the year ended December 31, 1997, increased 50% to approximately $6.1 million compared to approximately $4.1 million for the same period of 1996. The increase was principally attributable to costs associated with expanding the sales of AlloDerm, including the development of sales and marketing programs, recruitment and retention of staff and the related infrastructure necessary to support such activities.

         Total revenues for the year ended December 31, 1997, increased 103% to approximately $6.0 million compared to approximately $2.9 million for the same period of 1996. Approximately $2.9 million of such increase was attributable to increases in sales of products, which were the result of expanded sales and marketing activities and increased distribution activities during the 1997 period. The remaining $142,000 increase in revenues was the result of increased research activities under funding arrangements; amounts recognized as revenues under such cost-reimbursement arrangements are for the associated expenses incurred during the periods.

         Cost of goods sold for the year ended December 31, 1997, was approximately $2.5 million, resulting in a gross margin of approximately 48%. The gross margin for the year ended December 31, 1996, was approximately 36%. The increase in gross margin was principally attributable to the implementation of certain production efficiencies, the allocation of fixed costs to higher volumes of products, an increase in sales of certain higher-margin AlloDerm products and an increase in the price of certain AlloDerm products in 1997.

         Research and development expenses for the year ended December 31, 1997, increased 26% to approximately $2.0 million compared to approximately $1.6 million for 1996. Of such increase, approximately $142,000 was attributable to increased activities related to research funded by others. Such activities increased in 1997 as a result of the receipt during 1996 of three contracts with government agencies to fund research and development activities. The remaining $277,000 increase in research and development expense was attributable to increased production of products for clinical and research activities as well as higher allocations of resources to certain proprietary research and development programs.

         General and administrative expenses for the year ended December 31, 1997, increased 61% to approximately $3.1 million compared to approximately $1.9 million for 1996. Such increase was principally attributable to legal fees accrued for the defense of the patent infringement lawsuit, increased staff levels, recruiting fees and other professional fees related to the Company's expansion of the infrastructure to support its increased sales activities.

         Selling and marketing expenses increased 107% to approximately $5.0 million for the year ended December 31, 1997, compared to approximately $2.4 million for 1996. The increase was primarily attributable to increased promotional activities as well as the addition of sales personnel related to AlloDerm marketing.

         Interest income and other, net increased 245% to approximately $466,000 for the year ended December 31, 1997, compared to approximately $135,000 for 1996. The increase was principally attributable to higher funds available for investment during the current period as a result of the sale of Series B Preferred Stock in November 1996 and the proceeds received from the public offering of Common Stock in December 1997.

         YEARS ENDED DECEMBER 31, 1996 AND 1995

         Total revenues for 1996 increased 63% to approximately $2.9 million compared to approximately $1.8 million for 1995. As a result of increased marketing activities, expansion of distribution channels and expanded uses of the Company's AlloDerm product, product sales for the year increased 171% to $2.0 million from $742,000 for 1995. Revenue from research funded by others decreased 12% to $933,000 from $1.1 million for 1995, principally as a result of lower revenues under the Medtronic arrangement, offset by higher revenues under government grants. The Company received two new grants in 1996 for its ThromboSol and composite skin programs.

         Total costs and expenses for 1996 increased 20% to $7.2 million, compared to $6.0 million for the same period of the prior year principally as a result of expanded sales and marketing activities for the Company's products and costs related to such expanded activities.

         Cost of goods sold for 1996 increased 38% to $1.3 million compared to $925,000 in the same period of 1995. This increase was due to an increase in product sales and the shift from the development of AlloDerm to processing, consistent with taking a product to market.

         Total research and development expenses decreased 27% to $1.6 million in 1996 from $2.2 million in 1995 as a result of lower expenditures under its research funded by others as well as the shift in the Company's focus from the development of AlloDerm to processing.

         General and administrative expense increased 34% to $1.9 million in 1996, from $1.4 million in 1995 principally as a result of expanded administrative activities as the Company increased its product sales and marketing activities as well as certain administrative expenses recognized in conjunction with its 1996 financing activities and non-cash charges related to the reissuance of certain stock options.

         Selling and marketing expenses increased 62% to $2.4 million for 1996 from $1.5 million in 1995 primarily due to the addition of sales personnel and promotional activities related to AlloDerm marketing and expanded distribution activities.

         Interest income and other, net decreased 52% to $135,000 for 1996 compared to $281,000 for 1995 as a result of the decrease in funds available for investment prior to the receipt of funds from an equity financing in late 1996, as well as lower interest rates in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, external funding of research activities and interest on investments. LifeCell has historically funded research and development activities for products other than AlloDerm primarily with external funds from its corporate alliance with Medtronic and government grants. In April 1996, LifeCell was awarded a $613,000 contract from the United States Navy related to the development of ThromboSol. In August 1996, LifeCell was awarded a two-year $300,000 National Science Foundation grant related to its keratinocytes program. In December 1996, LifeCell was awarded a two-year contract of approximately $1.1 million from the United States Army to support the development of vascular graft and other products.

         In 1994, LifeCell entered into an agreement with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund certain costs of the research and development of LifeCell's proprietary tissue processing technology in the field of heart valves. Through December 31, 1997, LifeCell has recognized approximately $1.9 million in revenues for development funding, excluding the initial license fee, for this program.

         In November 1996, LifeCell received net proceeds of approximately $10.9 million pursuant to the private sale of Series B Preferred Stock and warrants exercisable for the purchase of Common Stock. In December 1997, LifeCell received net proceeds of approximately $16.0 million pursuant to a public offering of 4.0 million shares of Common Stock.

         In November 1997, Integra and MIT filed a lawsuit against the Company alleging that the use of AlloDerm infringes the Integra Patents. Although the Company denies the allegations of patent infringement, there can be no assurance as to the outcome of this matter or as to the effect, if any, that the outcome may have on the Company's business, financial condition or results of operations. See "Business--Risk Factors--Patent Infringement Lawsuit" and "Business--Risk Factors--Dependence on Patents and Proprietary Rights."

         In December 1997, LifeCell filed a lawsuit in Texas state court against Integra LifeSciences Corporation and MIT alleging that they tortiously interfered with certain of LifeCell's business relationships, including relationships with investors and potential investors in LifeCell's recent public offering. There can be no assurance as to the outcome of this matter or as to the effect, if any, that the outcome may have on the Company's business, financial condition or results of operations. See "Legal Proceedings."

         LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, participate in technical seminars and support ongoing administrative and research and development activities and may incur substantial expenses in connection with defending the lawsuit relating to the Integra Patents and pursuing its tortious interference claims against Integra and MIT. The Company currently intends to fund these activities from its existing cash resources, sales of products and research and development funding received from others. While the Company believes that its existing available funds will be sufficient to meet its present operating and capital requirements through at least 1999, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1998 and 1999, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all. See "Business--Risk Factors--No Assurance of Additional Necessary Capital."

         LifeCell has had losses since its inception and therefore has not been subject to federal income taxes. As of December 31, 1997, LifeCell had net operating loss ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $32.1 million and $395,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of Common Stock in the recent public offering resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income subsequent to the offering will be approximately $2.6 million per year on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held May 27, 1998, under the captions "Election of Directors" and "Executive Compensation," and such information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held May 27, 1998, under the caption "Executive Compensation," and such information is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held May 27, 1998, under the caption "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held May 27, 1998, under the caption "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS INCLUDED IN THIS REPORT:

     1.  FINANCIAL STATEMENTS                                                                                  PAGE

              Report of Independent Public Accountants.......................................................   F-1

              Balance Sheets as of December 31, 1996 and 1997................................................   F-2

              Statements of Operations for the years ended December 31, 1995, 1996 and 1997..................   F-3

              Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997........   F-4

              Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..................   F-6

              Notes to Financial Statements..................................................................   F-7


(b)  REPORTS ON FORM 8-K:

         None

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



     3.1*     Restated Certificate of Incorporation, as amended.

     3.2      Amended and Restated By-laws (incorporated by reference to Exhibit
              3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

    10.1+ LifeCell Corporation Amended and Restated 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 12, 1997).

    10.2+ LifeCell Corporation Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997).

     10.3 Form of Confidentiality/Non-Compete Agreement (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on January 9, 1992).

     10.4 Exclusive License Agreement dated June 6, 1986, between the Registrant and The Board of Regents of The University of Texas System (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on January 9, 1992).

    10.5+ Amended and Restated Registration Rights Agreement dated February 26, 1992, by and between the Registration and the stockholders named therein (incorporated by reference to Exhibit 10.40 to Amendment No. 3 to the Company's Registration Statement on Form S-1, Registration No. 33-44969, filed with the Commission on February 27, 1992).

     10.6 Underwriter's Warrant Agreement dated March 6, 1992, between the Registrant and Robert Todd Financial Corporation, and First Amendment to Underwriter's Warrant Agreement dated January 26, 1993, between the Registrant and Robert Todd Financial Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.7 Lease Agreement dated December 10, 1986, between the Registrant and The Woodlands Corporation, Modification and Ratification of Lease Agreement dated April 11, 1988, between the Registration and The Woodlands Corporation Modification and Ratification of Lease dated August 1, 1992, between the Company and The Woodlands Corporation and Modification, Extension and Ratification of Lease dated March 5, 1993, between the Registrant and The Woodlands Corporation, and Modification and Ratification of Lease Agreement dated December 21, 1995, between the Company and The Woodlands Office Equities -- '95 Limited (incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

     10.8 Lease Agreement dated September 1, 1988, between the Registrant and The Woodlands Corporation, and Modification of Lease Agreement dated March 5, 1993, between the Registrant and The Woodlands Corporation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.9 Stock Purchase Warrant dated January 26, 1993, issued to Strategem of Alabama, Inc. (incorporated by reference to Exhibit
              10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

    10.10 License and Development Agreement dated March 3, 1994, between the Registrant and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 3, 1994).

    10.11 Investment Agreement dated March 3, 1994, between the Registrant and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 to Company's Current Report on Form 8-K dated March 3, 1994).

    10.12 Lease Agreement between LifeCell Corporation and Unichem, dated August 1, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994).

    10.13 Securities Purchase Agreement dated November 18, 1996, between LifeCell Corporation and the Investors named therein (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

    10.14 Voting Agreement dated November 18, 1996, among LifeCell Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

    10.15 Registration Rights Agreement dated November 18, 1996, between LifeCell Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

    10.16 Form of Stock Purchase Warrant dated November 18, 1996, issued to each of the warrant holders named on Schedule 10.18 attached thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

    10.17 Stock Purchase Warrant dated November 18, 1996, issued to Gruntal & Co., Incorporated (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 on Form 10-K/A).

   10.18+ Agreement dated July 1, 1997, between LifeCell Corporation and Paul M. Frison.(incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 333-37123 on Form S-2 filed with the Commission on October 3, 1997).

   10.19+ Agreement dated July 1, 1997, between LifeCell Corporation and Stephen A. Livesey. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 333-37123 on Form S-2 filed with the Commission on October 3, 1997).

    23.1*     Consent of Arthur Andersen LLP.

    27.1*     Financial data schedule.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      LIFECELL CORPORATION
                      (Registrant)


                      By: /s/ PAUL M. FRISON
                          ----------------------------------------------------
                          Paul M. Frison, President and Chief Executive Officer
                              and Chairman of the Board of Directors

Dated: March 5, 1998.


         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



         SIGNATURE                         TITLE                                    DATE
         ---------                         -----                                    ----

/s/ Paul M. Frison                  Chairman of the Board,                      March 5, 1998
---------------------------
(Paul M. Frison)                    President and Chief
                                    Executive Officer (Principal
                                    Executive Officer)

/s/ J. Donald Payne                 Vice President, Secretary                   March 5, 1998
---------------------------
(J. Donald Payne)                   and Chief Financial Officer
                                    (Principal Financial Officer)

/s/ Lynne P. Hohlfeld               Controller                                  March 5, 1998
---------------------------
(Lynne P. Hohlfeld)                 (Principal Accounting Officer)

/s/ Michael E. Cahr                 Director                                    March 5, 1998
---------------------------
(Michael E. Cahr)

/s/ James G. Foster                 Director                                    March 5, 1998
---------------------------
(James G. Foster)

/s/ Lori G. Koffman                 Director                                    March 5, 1998
---------------------------
(Lori G. Koffman)

/s/ Stephen A. Livesey              Director                                    March 5, 1998
---------------------------
(Stephen A. Livesey)

/s/ K. Flynn McDonald               Director                                    March 5, 1998
---------------------------
(K. Flynn McDonald)

/s/ David A. Thompson               Director                                    March 5, 1998
---------------------------
(David A. Thompson)




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To LifeCell Corporation:



         We have audited the accompanying balance sheets of LifeCell Corporation (a Delaware corporation) as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeCell Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP



Houston, Texas
February 18, 1998

                              LIFECELL CORPORATION

                                 BALANCE SHEETS


                                                                                          DECEMBER 31,
                                                                                 ----------------------------
                                                                                     1996            1997
                                                                                 ------------    ------------
                                     Assets


Current Assets
  Cash and cash equivalents ..................................................   $ 10,748,250    $ 20,781,026
  Accounts and other receivables, net ........................................        436,839       1,095,904
  Inventories ................................................................        839,821         936,398
  Prepayments and other ......................................................         52,780          98,226
                                                                                 ------------    ------------
         Total current assets ................................................     12,077,690      22,911,554
Furniture and Equipment, net .................................................        478,098         864,058
Intangible Assets, net .......................................................        334,227         379,986
                                                                                 ------------    ------------
         Total assets ........................................................   $ 12,890,015    $ 24,155,598
                                                                                 ============    ============

                      Liabilities and Stockholders' Equity


Current Liabilities
  Accounts payable ...........................................................   $    514,848    $    780,393
  Accrued liabilities ........................................................        539,271       1,556,083
  Deferred revenues ..........................................................        138,792          59,519
                                                                                 ------------    ------------
         Total current liabilities ...........................................      1,192,911       2,395,995
Deferred Credit ..............................................................      1,500,000       1,500,000

Commitments and Contingencies

Stockholders' Equity
Series A preferred stock, $.001 par value, 300,000 and none shares authorized,
  260,000 and none issued and outstanding,
  including accrued dividends of $86,667 and none, respectively ..............      5,291,473            --
Series B preferred stock, $.001 par value, 182,205 shares
  authorized, 124,157 and 125,441 issued and outstanding and
  accrued dividends of 1,426 shares and none, respectively ...................            126             125
Undesignated preferred stock, $.001 par value, 1,517,795 and
  1,817,795 shares authorized, none issued and outstanding, respectively .....           --              --
Common stock, $.001 par value, 25,000,000 shares authorized,
  4,899,944 and 11,012,906 shares issued and outstanding,
  respectively ...............................................................          4,900          11,013
Warrants outstanding to purchase 3,378,264 and 3,163,478
  shares of common stock, respectively .......................................        423,218         299,480
Additional paid-in capital ...................................................     33,788,321      56,360,465
Accumulated deficit ..........................................................    (29,310,934)    (36,411,480)
                                                                                 ------------    ------------
         Total stockholders' equity ..........................................     10,197,104      20,259,603
                                                                                 ------------    ------------
         Total liabilities and stockholders' equity ..........................   $ 12,890,015    $ 24,155,598
                                                                                 ============    ============








   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS



                                                  FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1995            1996            1997
                                           ------------    ------------    ------------

Revenues

  Product sales ........................   $    742,238    $  2,012,205    $  4,904,971
  Research funded by others ............      1,064,337         933,365       1,074,954
                                           ------------    ------------    ------------

         Total revenues ................      1,806,575       2,945,570       5,979,925
                                           ------------    ------------    ------------

Costs and Expenses

  Cost of goods sold ...................        925,174       1,281,353       2,540,644
  Research and development .............      2,169,764       1,588,186       2,007,062
  General and administrative ...........      1,422,588       1,911,254       3,081,512
  Selling and marketing ................      1,475,296       2,389,573       4,955,597
                                           ------------    ------------    ------------

         Total costs and expenses ......      5,992,822       7,170,366      12,584,815
                                           ------------    ------------    ------------

Loss From Operations ...................     (4,186,247)     (4,224,796)     (6,604,890)
                                           ------------    ------------    ------------

  Interest income ......................        280,843         135,082         466,255
                                           ------------    ------------    ------------

Net Loss ...............................   $ (3,905,404)   $ (4,089,714)   $ (6,138,635)
                                           ============    ============    ============

Loss Per Common Share--Basic and Diluted   $      (1.10)   $      (1.14)   $      (1.04)
                                           ============    ============    ============

Shares Used in Computing Loss Per
  Common Share--Basic and Diluted ......      4,313,366       4,542,519       6,820,122
                                           ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                             LIFECELL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       SERIES A                     SERIES B
                                                   PREFERRED STOCK               PREFERRED STOCK              COMMON STOCK
                                                 --------------------           -----------------          -----------------------
                                                 SHARES        AMOUNT           SHARES        AMOUNT        SHARES          AMOUNT
                                                 ------        ------           ------        ------        ------          ------
Balance at December 31, 1994 .............       264,500    $ 5,279,909           --      $      --        4,297,592   $     4,298
  Warrant issued to purchase
     common stock ........................          --             --             --             --             --            --
  Stock options exercised ................          --             --             --             --            1,000             1
  Warrants exercised .....................          --             --             --             --            1,250             1
  Common stock issued as dividends
     on Series A preferred stock .........          --         (317,400)          --             --          103,816           104
  Earned portion of restricted stock .....          --             --             --             --             --            --
  Earned portion of warrants .............          --             --             --             --             --            --
  Dividends accrued on preferred stock ...          --          190,947           --             --             --            --
  Accretion of preferred stock ...........          --          343,337           --             --             --            --
  Net Loss ...............................          --             --             --             --             --            --
                                             -----------    -----------    -----------    -----------    -----------   -----------
Balance at December 31, 1995 .............       264,500      5,496,793           --             --        4,403,658         4,404
  Stock options exercised ................          --             --             --             --            6,062             6
  Warrants exercised .....................          --             --             --             --          339,066           339
  Expiration of warrants .................          --             --             --             --             --            --
  Conversion of preferred stock ..........        (4,500)       (90,000)          --             --           30,104            30
  Common stock issued as dividends
     on Series A preferred stock .........          --         (415,920)          --             --          121,054           121
  Earned portion of restricted stock .....          --             --             --             --             --            --
  Stock options issued for services ......          --             --             --             --             --            --
  Series B preferred stock and common
     stock warrants issued for cash ......          --             --          124,157            124           --            --
  Dividends accrued on preferred stock ...          --          300,600           --                2           --            --
  Net Loss ...............................          --             --             --             --             --            --
                                             -----------    -----------    -----------    -----------    -----------   -----------
Balance at December 31, 1996 .............       260,000      5,291,473        124,157            126      4,899,944         4,900
  Stock options exercised ................          --             --             --             --           47,987            48
  Warrants exercised .....................          --             --             --             --           76,813            77
  Expiration of warrants .................          --             --             --             --             --            --
  Redemption of Series A preferred stock .      (260,000)    (5,200,000)          --             --        1,739,128         1,739
  Conversion of Series B preferred stock .          --             --           (6,688)            (7)       215,729           216
  Common stock and cash issued as
     dividends on Series A preferred
     stock ...............................          --         (195,000)          --             --           33,305            33
  Common stock sold in public offering ...          --             --             --             --        4,000,000         4,000
  Stock options issued for services ......          --             --             --             --             --            --
  Series B preferred stock issued as
     dividends on Series B preferred stock          --             --            7,972              6           --            --
  Dividends accrued on preferred stock ...          --          103,527           --             --             --            --
  Net Loss ...............................          --             --             --             --             --            --
                                             -----------    -----------    -----------    -----------    -----------   -----------
Balance at December 31, 1997 .............          --      $      --          125,441    $       125     11,012,906   $    11,013
                                             ===========    ===========    ===========    ===========    ===========   ===========

                                  (continued)
  The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION


                                                                           UNEARNED
                                                                          PORTION OF
                                                 WARRANTS TO PURCHASE  RESTRICTED STOCK  ADDITIONAL                    TOTAL
                                                     COMMON STOCK        COMPENSATION     PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                                 SHARES       AMOUNT     AND WARRANTS     CAPITAL       DEFICIT       EQUITY
                                              ------------  ------------ -------------  ------------  ------------  ------------
Balance at December 31, 1994 ................      515,316  $    227,060  $   (269,112) $ 21,179,374  $(20,678,402) $  5,743,127
Warrant issued to purchase
     common stock ...........................       60,000          --            --            --            --            --
  Stock options exercised ...................         --            --            --           2,999          --           3,000
  Warrants exercised ........................       (1,250)         (500)         --           4,574          --           4,075
  Common stock issued as dividends
     on Series A preferred stock ............         --            --            --         317,198          --             (98)
  Earned portion of restricted stock ........         --            --         238,872          --            --         238,872
  Earned portion of warrants ................         --            --          10,334          --            --          10,334
  Dividends accrued on preferred stock ......         --            --            --            --        (190,947)         --
  Accretion of preferred stock ..............         --            --            --        (343,337)         --            --
  Net Loss ..................................         --            --            --            --      (3,905,404)   (3,905,404)
                                              ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1995 ................      574,066       226,560       (19,906)   21,160,808   (24,774,753)    2,093,906
  Stock options exercised ...................         --            --            --          17,274          --          17,280
  Warrants exercised ........................     (339,066)     (104,300)         --       1,155,617          --       1,051,656
  Expiration of warrants ....................      (15,000)       (6,000)         --           6,000          --            --
  Conversion of preferred stock .............         --            --            --          89,970          --            --
  Common stock issued as dividends
     on Series A preferred stock ............         --            --            --         409,700          --          (6,099)
  Earned portion of restricted stock ........         --            --          19,906          --            --          19,906
  Stock options issued for services .........         --            --            --         150,000          --         150,000
  Series B preferred stock and common
     stock warrants issued for cash .........    3,158,264       306,958          --      10,653,087          --      10,960,169
  Dividends accrued on preferred stock ......         --            --            --         145,865      (446,467)         --
  Net Loss ..................................         --            --            --            --      (4,089,714)   (4,089,714)
                                              ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1996 ................    3,378,264       423,218          --      33,788,321   (29,310,934)   10,197,104
  Stock options exercised ...................         --            --            --         128,719          --         128,767
  Warrants exercised ........................      (89,786)     (123,738)         --         432,527          --         308,866
  Expiration of warrants ....................     (125,000)         --            --            --            --            --
  Redemption of  Series A preferred stock ...         --            --            --       5,198,261          --            --
  Conversion of Series B preferred stock ....         --            --            --            (209)         --            --
  Common stock and cash issued as
     dividends on Series A preferred
     stock ..................................         --            --            --         129,919          --         (65,048)
  Common stock sold in public offering ......         --            --            --      16,018,766          --      16,022,766
  Stock options issued for services .........         --            --            --          12,834          --          12,834
  Series B preferred stock issued as
     dividends on Series B preferred stock            --            --            --         651,327      (669,749)      (18,416)
  Dividends accrued on preferred stock ......         --            --            --            --        (292,162)     (188,635)
  Net Loss ..................................         --            --            --            --      (6,138,635)   (6,138,635)
                                              ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1997 ................    3,163,478  $    299,480  $       --    $ 56,360,465  $(36,411,480) $ 20,259,603
                                              ============  ============  ============  ============  ============  ============


   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                              1995          1996          1997
                                                          ------------  ------------  ------------
Cash Flows from Operating Activities
  Net Loss .............................................. $ (3,905,404) $ (4,089,714) $ (6,138,635)
  Adjustments to reconcile net loss to net cash used in
      operating activities --
      Depreciation and amortization .....................      138,518       229,237       225,092
      Stock and warrant compensation expense ............      249,206       169,906        12,834
  Change in assets and liabilities --
      (Increase) in accounts and other receivables ......      (87,014)     (185,330)     (659,065)
      (Increase) in inventories .........................     (243,720)     (488,319)      (96,576)
      (Increase) decrease in prepayments and other ......       11,347          (942)      (45,446)
      Increase in accounts payable and accrued
         liabilities ....................................      118,494       450,988     1,282,357
      (Decrease) in deferred revenues and deferred
         credit .........................................      (90,638)      (40,210)      (79,273)
                                                          ------------  ------------  ------------
Total adjustments .......................................       96,193       135,330       639,923
                                                          ------------  ------------  ------------
         Net cash used in operating activities ..........   (3,809,211)   (3,954,384)   (5,498,712)
                                                          ------------  ------------  ------------
Cash Flows from Investing Activities
  Capital expenditures ..................................     (190,199)     (278,673)     (597,685)
  Intangible assets .....................................      (24,354)      (57,032)      (59,129)
  Short-term investments ................................    5,154,824          --            --
                                                          ------------  ------------  ------------
         Net cash provided by (used in) investing
            activities ..................................    4,940,271      (335,705)     (656,814)
                                                          ------------  ------------  ------------
Cash Flows from Financing Activities
  Proceeds from issuance of stock and warrants ..........        6,977    12,029,105    16,460,399
  Proceeds from issuance of notes payable ...............         --         370,000          --
  Cash dividends paid ...................................         --          (6,098)     (272,097)
  Payments of notes payable .............................         --        (370,000)         --
                                                          ------------  ------------  ------------
         Net cash provided by financing
            activities ..................................        6,977    12,023,007    16,188,302
                                                          ------------  ------------  ------------
Net Increase in Cash and Cash Equivalents ...............    1,138,037     7,732,918    10,032,776
Cash and Cash Equivalents at Beginning of Year ..........    1,877,295     3,015,332    10,748,250
                                                          ------------  ------------  ------------
Cash and Cash Equivalents at End of Year ................ $  3,015,332  $ 10,748,250  $ 20,781,026
                                                          ============  ============  ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest ................ $       --    $     13,766  $      4,583
                                                          ============  ============  ============

Supplemental Schedule of Noncash Financing Activities:
  Common Stock issued as payment of dividends ........... $    317,400  $    415,920  $    195,000
                                                          ============  ============  ============
  Series B Preferred stock issued as payment of dividends $       --    $       --    $    797,200
                                                          ============  ============  ============


   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1.   ORGANIZATION:

         LifeCell Corporation, a Delaware corporation ("LifeCell" or "the Company"), is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company was incorporated on January 6, 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first product, AlloDerm(R) acellular dermal graft, during 1994. The future operating results of the Company will be principally dependent on the market acceptance of its current product, development of and market acceptance of future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Business--Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

2.   ACCOUNTING POLICIES:

     Cash and Cash Equivalents and Short-term Investments

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with longer maturities that the Company intends to hold to maturity are classified as either current or non-current assets based on the maturity date of the security. As of December 31, 1996 and 1997, the Company held $10,638,981 and $20,427,627, respectively, of interest-bearing money market accounts and A1/P1 commercial paper which were classified as "held to maturity" securities. The carrying basis of these investments approximated fair value and amortized cost. The securities held at December 31, 1997, matured prior to January 30, 1998.

     Inventories

         Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

     Furniture and Equipment

         Furniture and equipment are stated at cost. Maintenance and repairs that do not improve or extend the life of the assets are expensed as incurred. Expenditures for renewals and improvements are capitalized. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation of furniture and equipment is provided on the straight-line method based on the estimated useful lives of the assets of five years. Leasehold improvements are depreciated over the life of the lease.

     Intangible Assets

         Intangible assets primarily consist of the costs of obtaining patents for the proprietary technology owned by or licensed to the Company. These costs are being amortized over the lesser of the legal (generally 17 years) or the estimated economic life of the patent. Accumulated amortization at December 31, 1996 and 1997, amounted to $53,033 and $66,673, respectively.

     Allowance for Doubtful Accounts

         The Company provides an allowance for specific accounts receivable that it believes may not be fully collectible. An allowance of $83,690 was established during 1997.

     Revenue Recognition

         Product sales are recognized as revenue when the product is shipped to fill customer orders. Revenues from research funded by others are recognized as the work is performed unless the Company has continuing performance obligations, in which case revenue is recognized upon the satisfaction of such obligations. Revenue received, but not yet earned, is classified as deferred revenue.

     Research and Development Expense

         Research and development costs are expensed when incurred. The Company performs research funded by others, including research funded through the corporate alliance with Medtronic (see Note 9), as well as its own independent proprietary research, development and clinical testing of its products.

     Sales and Marketing Expense

         Sales and marketing costs include salaries, commissions, advertising and promotional costs related to the sale of the Company's products. Advertising costs are expensed as incurred. The cost of promotional activities, including free goods, product samples and promotional allowances, are expensed as incurred.

     Loss Per Common Share

         Loss per Common share has been computed by dividing net loss, which has been increased for periodic accretion and imputed and stated dividends on outstanding Preferred Stock and the discount offered on warrant exercises induced during 1996, by the weighted average number of shares of Common Stock outstanding during each period. In all applicable years, all Common Stock equivalents, including the Series A Preferred Stock and the Series B Preferred Stock, were antidilutive and, accordingly, were not included in the computation.

         During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and all prior periods have been retroactively adjusted to conform to this statement. The implementation of Statement 128 had no effect on the Company's presentation of earnings per share due to the antidilutive nature of all of the Company's Common Stock equivalents.

         Basic loss per Common share was calculated as follows:

                                                                  1995           1996           1997
                                                               -----------    -----------    -----------
     Net Loss ..............................................   $(3,905,404)   $(4,089,714)   $(6,138,635)
     Less: Preferred dividends, accretion of preferred stock
         and warrant exercises .............................      (851,684)    (1,071,035)      (961,911)
                                                               -----------    -----------    -----------
     Net Loss available to common shareholders--basic ......   $(4,757,088)   $(5,160,749)   $(7,100,546)
                                                               ===========    ===========    ===========
     Weighted average shares outstanding--basic ............     4,313,366      4,542,519      6,820,122
                                                               ===========    ===========    ===========
     Loss per Common Share--basic ..........................   $     (1.10)   $     (1.14)   $     (1.04)
                                                               ===========    ===========    ===========

         Diluted loss per Common share is the same as basic loss per share due to the antidilutive nature of all of the Company's Common Stock equivalents.

     Stock-Based Compensation

         The Company accounts for employee stock-based compensation pursuant to the provisions of Accounting Principles Board Opinion No. 25. Compensation expense for stock options issued to employees and directors is generally recorded at the intrinsic value of the option at the date of grant (the discount, if any, of the option price from the market price of the Common Stock under option). Subsequent changes in the market price of the underlying stock do not affect the accounting treatment of the option. Subsequent to 1995, options granted to others are accounted for under the provisions of Statement of Financial Accounting Standards No. 123, which requires that the estimated fair value of the option be estimated using option-pricing formulas used in the financial markets and amortized over the period of expected service to the Company.

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

3.   INVENTORIES:

         Inventories consist of products in various stages produced for sale and includes the costs of raw materials, labor, and overhead. A summary of inventories is as follows:

                                                       1996       1997
                                                     --------   --------

     Raw materials used in production ............   $189,376   $428,406
     Work-in-process .............................    300,583    228,071
     Finished goods ..............................    349,862    279,921
                                                     --------   --------
       Total inventories .........................   $839,821   $936,398
                                                     ========   ========

4.   FURNITURE AND EQUIPMENT:

         A summary of furniture and equipment is as follows:

                                                    1996           1997
                                                 -----------    -----------
     Office furniture and fixtures ...........   $    61,130    $   120,548
     Machinery and equipment .................     1,342,243      1,748,956
     Leasehold improvements ..................       220,293        334,282
                                                 -----------    -----------
                                                   1,623,666      2,203,786
     Accumulated depreciation and amortization    (1,145,568)    (1,339,728)
                                                 -----------    -----------
       Net furniture and equipment ...........   $   478,098    $   864,058
                                                 ===========    ===========

5.   ACCRUED LIABILITIES:

         Accrued liabilities consist of the following:

                                                        1996         1997
                                                     ----------   ----------
     Employee compensation and benefits ..........   $  301,305   $  399,498
     Operating expenses and other ................      237,966      468,670
     Litigation costs ............................           --      374,635
     Public offering costs .......................           --      313,280
                                                     ----------   ----------
       Total accrued liabilities .................   $  539,271   $1,556,083
                                                     ==========   ==========

6.   CAPITAL STOCK:

     Authorized Capital Stock

         As of December 31, 1997, the authorized capital of the Company consisted of 25,000,000 shares of Common Stock, $.001 par value, and 2,000,000 shares of Preferred Stock, $.001 par value, of which 182,205 shares were designated as Series B Preferred Stock. As of December 31, 1997, there were 11,012,906 shares of Common Stock and 125,441 shares of Series B Preferred Stock outstanding.

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

         The Series A Preferred Stock bore dividends at annual rates of $1.20, $1.60, and $2.00 per share for each of the first, second and third years, respectively, after the date of original issuance. Dividends were payable in cash, Common Stock, or any combination of cash and Common Stock at the Company's discretion. The Series A Preferred Stock had no ordinary voting rights. During 1995 and 1996, respectively, the Company paid $317,400 and $415,920 in accrued dividends on the Series A Preferred Stock by issuing 103,816 and 121,054 shares of Common Stock, respectively. During 1997, the Company paid $195,000 in accrued dividends by issuing 33,305 shares of Common Stock and paying a cash dividend of $65,000.

         The preferred stock was automatically convertible into Common Stock on November 9, 1997, and could be redeemed sooner by the Company if, after November 9, 1995, the closing bid price of the Company's Common Stock averaged or exceeded $5.17 per share for 20 consecutive days. Pursuant to such provisions, during February 1997, the Company called for redemption of all outstanding shares of Series A Preferred Stock. During March 1997 the Company issued 1,739,128 shares of Common Stock to redeem the Series A Preferred Stock.

     Series B Preferred Stock

         During November 1996, the Company issued 124,157 shares of Series B Preferred Stock ("Series B Preferred Stock") and warrants to acquire 2,803,530 shares of Common Stock for gross proceeds of approximately $12.4 million in a private placement. Each share of Series B Preferred Stock is initially convertible at any time at the option of the holder into approximately 32.26 shares of Common Stock (or 4,046,483 shares of Common Stock at December 31,
1997), subject to adjustment for dilutive issuances of securities. The Series B Preferred Stock has a liquidation preference of $100 per share, or $12,544,100 as of December 31, 1997, and shares ratably in any residual assets after payment of such liquidation preference.

         The Series B Preferred Stock bears cumulative dividends, payable quarterly, for five years at the greater of the annual rate of $6.00 per share or the rate of any dividends paid on other series of stock (effectively $10 per share until the Series A Preferred Stock was redeemed in March 1997). Dividends may be paid in cash, in additional shares of Series B Preferred Stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. On all matters for which the Company's stockholders are entitled to vote, each share of Series B Preferred Stock will entitle the holder to one vote for each share of Common Stock into which the share of Series B Preferred Stock is then convertible. Additionally, the holders of Series B Preferred Stock have the right to elect up to three directors to the Board of Directors of the Company. While the preferred shares are outstanding or any dividends are owned thereon, the Company may not declare or pay cash dividends on its Common Stock. During 1997, the Company paid accrued dividends on the Series B Preferred Stock of $815,616 through the issuance of 7,972 additional shares of Series B Preferred Stock and $18,416 cash. The Company has accrued a dividend at December 31, 1997, of $188,635 which was paid in cash on February 17,1998.

         The preferred stock will be automatically converted into Common Stock if (i) the closing price of the Company's Common Stock averages or exceeds $9.30 per share for 30 consecutive trading days and (ii) the Company conducts an underwritten public offering of newly issued Common Stock with proceeds, net of underwriting discounts and commissions, exceeding $20 million. Additionally, the preferred stock will be automatically converted into Common Stock if the Company conducts an underwritten public offering of newly issued Common Stock with proceeds, net of underwriting discounts and commissions, exceeding $20 million and the price per share in such offering equals or exceeds $9.30.

     Common Stock

         In December 1997, the Company issued 4,000,000 shares of Common Stock in a public offering at a price of $4.50 per share. The proceeds of the offering were approximately $16.7 million before deducting offering costs of approximately $717,000.

         During 1995, 1996 and 1997, respectively, the Company issued 103,816 shares, 121,054 shares and 33,305 shares of Common Stock as payment of accrued dividends on Series A Preferred Stock. Additionally, during 1996, the Company induced the exercise of warrants by temporarily lowering exercise prices and issued 339,066 shares of Common Stock at a weighted average price of $3.10 upon exercise of certain warrants.

         During 1997, the Company issued 74,786 shares of Common Stock upon exercise of certain warrants and 2,027 shares of Common Stock upon the net exercise of warrants to acquire 15,000 shares of Common Stock.

         In 1992, the Company adopted a Restricted Stock Plan and issued 241,372 shares of Common Stock to employees, a director and a consultant of the Company for $.001 per share. The restricted stock vested over a four year period. Deferred compensation expense totaling $965,000 was expensed over the vesting period of the grants. The non-cash charge related to these stock grants was $239,000 for 1995 and $20,000 for 1996.

     Options

         The Company's Amended and Restated 1992 Stock Option Plan, as amended in 1997 (the "1992 Plan"), provides for the grant of options to purchase up to 1,500,000 shares of Common Stock. Granted options generally become exercisable over a four year period, 25 percent per year beginning on the first anniversary of the date of grant. To the extent not exercised, options generally expire on the tenth anniversary of the date of grant, except for employees who own more than 10 percent of all the voting shares of the Company, in which event the expiration date is the fifth anniversary of the date of grant. All options granted under the plan have exercise prices equal to the fair market value at the dates of grant.

         The Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, as amended ("Director Plan") was adopted in 1993. A total of 750,000 shares of Common Stock are available for grant under the Director Plan. Upon amendment of the Director Plan in 1996, options to purchase 50,000 shares of Common Stock were granted to each then-current non-employee director of the Company at an exercise price equal to the fair market value of a share of Common Stock on the date of the Director Plan. Options to purchase 25,000 shares of Common Stock will be granted to newly elected directors at an exercise price equal to the fair market value of a share of Common Stock on such election date. The provisions of the Director Plan provide for an annual grant of an option to purchase 10,000 shares of Common Stock to each non-employee director. Options under the Director Plan generally vest one year after date of grant and expire after 10 years.

         A summary of stock option activity is as follows:

                                               1992 Stock Option Plan          Director Plan
                                               ----------------------         ---------------
                                                            Weighted-            Weighted-
                                                          Avg. Exercise        Avg. Exercise
                                                Options      Price($)  Options    Price($)
                                               ----------    --------  ------- --------------
            Balance at December 31, 1994          414,762       6.19    50,000       9.40
               Granted .....................      266,350       2.46    10,000       2.75
               Exercised ...................       (1,000)      3.00        --         --
               Forfeited ...................     (225,917)      8.97        --         --
                                               ----------            ---------
            Balance at December 31, 1995 ...      454,195       2.63    60,000       8.29
                                               ----------            ---------
               Granted .....................      558,000       3.80   240,000       3.07
               Exercised ...................       (1,062)      2.74    (5,000)      2.88
               Forfeited ...................      (42,313)      3.18        --         --
               Reissue .....................           --      --     (220,000)      4.14
                                               ----------            ---------
            Balance at December 31, 1996 ...      968,820       3.28    75,000       4.11
                                               ----------            ---------
               Granted .....................      131,050       5.21    70,000       5.10
               Exercised ...................      (47,987)      2.68        --         --
               Forfeited ...................      (14,563)      3.75        --         --
                                               ----------            ---------
            Balance at December 31, 1997 ...    1,037,320       3.54   145,000       4.59
                                               ----------            ---------
            Exercisable at December 31, 1995      158,330       2.61    50,000       9.40
            Exercisable at December 31, 1996      255,429       2.61    15,000       8.29
            Exercisable at December 31, 1997      484,427       3.02   100,000       4.05

         At December 31, 1997, 412,231 and 600,000 options were available for future grant under the 1992 Plan and the Director Plan, respectively. The exercise prices of options outstanding under the 1992 Plan and the Director Plan at December 31, 1997, range from $0.07 to $5.875 and $2.75 to $11.00, respectively. The weighted average contractual life of options outstanding at December 31, 1997, was 8.1 years for the 1992 Plan and 8.41 years for the Director Plan.

         In addition to the amounts set forth in the table above, during 1996 the Company granted options to purchase 220,000 shares of Common Stock to directors who resigned upon the closing of the sale of the Series B Preferred Stock in exchange for options previously granted under the Director Plan. These options have provisions identical to the options previously granted under the Director Plan, including exercise prices and vesting periods. The weighted average exercise price of the options granted was $4.14. The weighted average remaining contractual life of the grants was 7.8 years as of December 31, 1997. The Company expensed $150,000, which was the difference between the market price and the option price on the date of the grant, during 1996 related to this reissuance.

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

                                                       1995             1996             1997
                                                  -------------    -------------   ---------------
            Net Loss:
            As reported .......................   $  (3,905,404)   $  (4,089,714)   $  (6,138,635)
            Pro forma .........................   $  (3,940,041)   $  (5,372,049)   $  (7,058,879)
            Loss Per Share (Basic and Diluted):
            As reported .......................   $       (1.10)   $       (1.14)   $       (1.04)
            Pro forma .........................   $       (1.10)   $       (1.42)   $       (1.18)

         Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         Under the provisions of SFAS No. 123, the weighted average fair value of options granted in 1995, 1996 and 1997 was $1.88, $3.21 and $4.24 per share, respectively, under the 1992 Plan. The weighted average fair value of options granted in 1995, 1996 and 1997 was $2.21, $2.40 and $4.08 per share, respectively, under the Director Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively: a weighted average risk-free interest rate of approximately 6 percent for all years; no expected dividend yield during the expected life of the option; expected lives of 5 years for each grant and expected volatility between 97 and 113 percent.

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

     Warrants

         As of December 31, 1997, warrants to acquire a total of 3,163,478 shares of Common Stock were outstanding as set forth below.

         During 1996, the Company issued warrants to acquire 2,803,530 shares of Common Stock in conjunction with the sale of the Series B Preferred Stock (the "1996 Warrants"). The 1996 Warrants are exercisable at an exercise price of $4.13 per share. The warrants expire on the fifth anniversary of the date of grant, are callable if the average closing price of the Company's Common Stock for 30 trading days equals or exceeds three times the then-exercise price, and allow cashless exercise. The warrants also have provisions for adjustment of the exercise price and number of shares for below-exercise price issuance of securities. During 1997, warrants to acquire 74,786 Shares of Common Stock were exercised. As of December 31, 1997, warrants to acquire 2,728,744 Shares of Common Stock were outstanding.

         Additionally, the Company issued a warrant to acquire 354,734 shares of Common Stock to the placement agent for the Series B Preferred Stock ("Agent Warrant"). The Agent Warrant is exercisable at an exercise price of $4.50 per share. The warrant expires on the fifth anniversary of the date of grant and allows cashless exercise. The warrant also has provisions for adjustment of the exercise price and number of shares for below-exercise price issuance of securities.

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

         As of December 31, 1997, additional warrants to acquire 80,000 shares of Common Stock were outstanding with exercise prices ranging from $2.50 to $11.05. Such warrants expire during periods ranging from February 26, 1998, to December 13, 2000. During 1997, 15,000 warrants were exercised on a net basis in exchange for 2,027 shares of Common Stock. In addition, 125,000 warrants expired unexercised.

7.   EMPLOYEE BENEFIT PLANS:

         The Company maintains a retirement savings plan as described in
Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its discretion, contribute amounts not to exceed each employee's contribution. During January 1996, January 1997 and February 1998, the Company made total contributions of $5,292, $8,187 and $13,088 to the plan for a partial matching of employee contributions during 1995, 1996 and 1997, respectively.

         During 1996, the Company established an Employee Stock Purchase Plan to allow for the purchase of the Company's Common Stock on the open market using employee and any employer matching contributions. During 1996 and 1997, the Company contributed $1,328 and $7,631 to this plan, respectively.

8.   FEDERAL INCOME TAXES:

         The Company has not made any income tax payments since inception. As of December 31, 1997, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $32.1 million, subject to the limitations described below, expiring as follows:

                  YEAR EXPIRES
                  ------------
                      2001........................................................     $     500,000
                      2002........................................................         1,500,000
                      2003........................................................         2,800,000
                      2004........................................................         2,200,000
                      2005........................................................         1,700,000
                      2006........................................................         1,400,000
                      2007........................................................         2,400,000
                      2008........................................................         3,000,000
                      2009........................................................         2,500,000
                      2010........................................................         4,000,000
                      2011........................................................         4,000,000
                      2012........................................................         6,100,000
                                                                                       -------------
                                                                                       $  32,100,000
                                                                                       =============


         Additionally, the Company has approximately $395,000 of research and development tax credit carryforwards which will expire in varying amounts commencing in 2001. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of Common Stock in the public offering in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income at December 31, 1997, is approximately $2.6 million per year on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

         For financial reporting purposes, a valuation allowance of $11,826,000 has been recorded as of December 31, 1997, to fully offset the deferred tax asset related to these carryforwards. The principal components of the deferred tax asset as of December 31, 1996 and 1997, assuming a 34% federal tax rate, are as follows:

                                                                               1996               1997
                                                                          -------------       ------------
Temporary differences:
   Deferred revenue.................................................       $    510,000       $    530,000
   Restricted stock compensation....................................            154,000                 --
   Uniform capitalization of inventory costs........................             37,000             45,000
   Other items......................................................            (29,000)           (58,000)
                                                                           ------------       ------------
   Total temporary differences......................................            672,000            517,000
   Federal tax losses and credits not currently utilizable..........          9,225,000         11,309,000
                                                                           ------------       ------------
Total deferred tax assets...........................................          9,897,000         11,826,000
   Less valuation allowance.........................................         (9,897,000)        11,826,000)
                                                                           ------------       ------------
Net deferred tax asset..............................................       $         --       $         --
                                                                           ============       ============

         The net increase in the deferred tax valuation allowance for 1996 and 1997 was $1,440,000, and $1,929,000, respectively. Other than the net operating loss and tax credit carryforwards, there is no significant difference between the statutory federal income tax rate and the Company's effective tax rate during 1995, 1996 and 1997.

9.   COLLABORATIONS AND CORPORATE ALLIANCES:

     Medtronic Collaboration

         During March 1994, the Company entered into a license and development agreement with Medtronic, Inc. ("Medtronic") to develop jointly the Company's heart valve products. Pursuant to the agreement, Medtronic paid the Company an initial $1.5 million license fee. Medtronic funds in part the cost of research and development under a mutually agreed upon budget, has the exclusive right to market any resulting commercial products and must pay the Company royalties on sales of products covered by the agreement. LifeCell's research and development funding by Medtronic in 1995, 1996 and 1997 were $825,221, $546,460 and $217,854. Royalties payable to the Company under the agreement are limited to an aggregate maximum of $25.0 million. Medtronic may terminate the agreement at any time if in its sole business judgment it deems the development and commercialization of products thereunder not to be in its best interests or otherwise to be imprudent. In such an event, and if the agreement is terminated under certain other circumstances, the $1.5 million license fee paid by Medtronic will be converted into shares of Common Stock, subject to certain limitations, at the market price at the time of conversion, and any unconverted portion of the fee will be refunded to Medtronic. Accordingly, such $1.5 million license fee has been recorded as a deferred credit in the accompanying financial statement.

     Other Product Sales Arrangements

         The Company has negotiated other distribution or sales collaboration arrangements with various parties with exclusive regional or international territories under each agreement. The agreements generally provide that the distributor must meet certain performance measures or the agreement may be terminated by the Company.

10.  COMMITMENTS AND CONTINGENCIES:

     Litigation

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

         In November 1997, Integra (Artificial Skin) Corporation ("Integra"), a subsidiary of Integra LifeSciences Corporation, and the Massachusetts Institute of Technology ("MIT") filed a lawsuit in the United States District Court for the District of Massachusetts, alleging that the Company infringes two patents licensed by MIT to Integra (the "Integra Patents"). The lawsuit seeks injunctive relief, an accounting of revenues, treble and other monetary damages and attorneys' fees. LifeCell filed a response to the complaint denying the infringement claims and asserting certain affirmative defenses and counterclaims. The Company has received an opinion from its patent counsel to the effect that the current uses of AlloDerm do not infringe the Integra Patents. This opinion represents only the reasoned professional judgment of the Company's patent counsel and is not binding on any court or third party. Patent litigation involves complex legal and factual questions. As a result, the outcome of such litigation is inherently unpredictable, and there can be no assurance that the result of this proceeding will be favorable to the Company or that it will not have a material adverse effect on the Company's business, operating results or financial condition. If it is determined that the Company is infringing the Integra Patents, the court could issue an injunction prohibiting the Company from making, using or selling its AlloDerm product for some or all of its intended uses. Such injunction could also extend to certain of the Company's other potential products under development. In addition, the court could assess significant damages and attorneys' fees against the Company, which would have a material adverse effect on the Company's business, operating results and financial condition and otherwise affect the ability of the Company to continue as a viable enterprise. In addition, an adverse determination in this proceeding could require the Company to seek licenses from Integra, which may not be available on reasonable terms, if at all. Regardless of the outcome, defending such claims could involve significant costs and diversion of management resources, which could have a material adverse effect on the Company's business, operating results or financial condition. During 1997, the Company recorded an expense of $340,000 for the estimated litigation costs expected to be incurred in connection with this matter during 1998.

         In December 1997, LifeCell filed a lawsuit in Texas state court against Integra LifeSciences Corporation and MIT alleging that they tortiously interfered with certain of LifeCell's business relationships, including relationships with investors and potential investors in LifeCell's recent public offering. The lawsuit also alleges anticompetitive acts and business disparagement. LifeCell is seeking injunctive relief and enhanced and punitive damages. Such a suit can be costly to litigate and there is no assurance that it will have a favorable outcome to the Company or that any damages will be recovered.

     External Funding for Research

         Certain of the Company's research programs have been funded by Small Business Innovation Research (SBIR) grants and other direct federal government funding contracts. The grants and contracts generally obligate the Company to perform specified research activities in return for such funding, and the utilization of funds under the grants is subject to audit by the appropriate governmental agencies. At December 31, 1997, the Company had received $59,519 of deferred revenue, which is an advance payment from a corporate alliance, for research to be conducted during 1998.

     License Agreements

         The Company has entered into several license agreements, both exclusive and nonexclusive in conjunction with its business. The Company is required to pay royalties on net sales of products encompassing the licensed technologies. For the years ended December 31, 1996 and 1997, $18,630 and $141,539 of expenses were incurred under these agreements.

     Leases

         The Company leases approximately 25,000 square feet for office and laboratory space and has various other operating leases. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 1997, were as follows:

            1998.................................................................    $    298,992
            1999.................................................................         250,722
            2000.................................................................         241,068
            2001.................................................................          27,641
            2002.................................................................              --
                                                                                     ------------
                 Total...........................................................    $    818,423
                                                                                     ============

11.  TRANSACTIONS WITH RELATED PARTIES:

         The Company leases office space from an entity which was an affiliate of a stockholder of the Company prior to 1998. The Company paid rent expense of approximately, $129,000, $142,000 and $223,000 during 1995, 1996, and 1997, respectively, related to this lease.

         The Company paid consulting fees and expenses to an affiliate of a person who was a director of the Company until November 1996. Such amounts totaled approximately $91,000 and $80,000 during the years ended December 31, 1995 and 1996, respectively, pursuant to a consultant agreement.

         As of December 31, 1997, the Company had notes receivable totaling $95,060 from participants, two of whom are directors and officers of the Company, in a previous deferred compensation plan. Such notes represent loans of federal income tax amounts payable by the individuals as a result of grants under the plan.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following table presents summary unaudited financial data for the years ended December 31, 1996 and 1997. The Company believes that this information reflects all adjustments, consisting of only normal recurring items, considered necessary for a fair presentation of the quarterly financial information presented. The operating results for any quarterly period are not necessarily indicative of the results that may be expected for future periods.

                                                    First    Second       Third     Fourth
                                                   Quarter   Quarter     Quarter    Quarter
                                                   -------   -------     -------    -------
                                                    (In thousands except per share amounts)
1996
       Product Sales ............................  $   421    $   429    $   561    $   602
       Total Revenues ...........................  $   576    $   678    $   816    $   876
       Gross Margin on Product Sales ............  $   149    $   157    $   205    $   220
       Net Loss .................................  $  (949)   $  (909)   $(1,023)   $(1,209)
       Loss Per Common Share--Basic and Diluted..  $ (0.25)   $ (0.24)   $ (0.33)   $ (0.32)
1997
       Product Sales ............................  $   821    $ 1,007    $ 1,410    $ 1,667
       Total Revenues ...........................  $ 1,111    $ 1,273    $ 1,634    $ 1,962
       Gross Margin on Product Sales ............  $   331    $   487    $   715    $   831
       Net Loss .................................  $(1,650)   $(1,573)   $(1,393)   $(1,523)
       Loss Per Common Share--Basic and Diluted..  $ (0.41)   $ (0.25)   $ (0.23)   $ (0.20)



                                        INDEX TO EXHIBITS


   EXHIBIT
   NUMBER     DESCRIPTION
   ------     -----------
     3.1*     Restated Certificate of Incorporation, as amended.

     3.2      Amended and Restated By-laws (incorporated by reference to Exhibit
              3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996)

    10.1+ LifeCell Corporation Amended and Restated 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June
              30, 1997, filed with the Commission on August 12, 1997).

    10.2+     LifeCell Corporation Second Amended and Restated 1993
              Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 31, 1997).

     10.3 Form of Confidentiality/Non-Compete Agreement (incorporated by reference to Exhibit 10.28 to the Company's Registration
              Statement on Form S-1, Registration No. 33-44969, filed with the
              Commission on January 9, 1992).

     10.4     Exclusive License Agreement dated June 6, 1986, between the
              Registrant and The Board of Regents of The University of Texas
              System (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, Registration No.
              33-44969, filed with the Commission on January 9, 1992).

    10.5+     Amended and Restated Registration Rights Agreement dated February
              26, 1992, by and between the Registration and the stockholders named therein (incorporated by reference to Exhibit 10.40 to Amendment No. 3 to the Company's Registration Statement on Form
              S-1, Registration No. 33-44969, filed with the Commission on
              February 27, 1992).

     10.6     Underwriter's Warrant Agreement dated March 6, 1992, between the
              Registrant and Robert Todd Financial Corporation, and First
              Amendment to Underwriter's Warrant Agreement dated January 26,
              1993, between the Registrant and Robert Todd Financial
              Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1992).

     10.7 Lease Agreement dated December 10, 1986, between the Registrant and The Woodlands Corporation, Modification and Ratification of
              Lease Agreement dated April 11, 1988, between the Registration and The Woodlands Corporation Modification and Ratification of
              Lease dated August 1, 1992, between the Company and The Woodlands
              Corporation and Modification, Extension and Ratification of Lease dated March 5, 1993, between the Registrant and The Woodlands
              Corporation, and Modification and Ratification of Lease Agreement dated December 21, 1995, between the Company and The Woodlands
              Office Equities -- '95 Limited (incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

     10.8 Lease Agreement dated September 1, 1988, between the Registrant and The Woodlands Corporation, and Modification of Lease
              Agreement dated March 5, 1993, between the Registrant and The
              Woodlands Corporation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.9     Stock Purchase Warrant dated January 26, 1993, issued to
              Strategem of Alabama, Inc. (incorporated by reference to Exhibit
              10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

    10.10 License and Development Agreement dated March 3, 1994, between the Registrant and Medtronic, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated
              March 3, 1994).

    10.11 Investment Agreement dated March 3, 1994, between the Registrant and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 to Company's Current Report on Form 8-K dated March 3, 1994).

    10.12     Lease Agreement between LifeCell Corporation and Unichem, dated
              August 1, 1994 (incorporated by reference to Exhibit 10.3 to the
              Company's Quarterly Report on Form 10-Q for the period ended
              September 30, 1994).

    10.13     Securities Purchase Agreement dated November 18, 1996, between
              LifeCell Corporation and the Investors named therein
              (incorporated by reference to Exhibit 10.15 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

    10.14     Voting Agreement dated November 18, 1996, among LifeCell
              Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

    10.15     Registration Rights Agreement dated November 18, 1996, between
              LifeCell Corporation and certain stockholders named therein
              (incorporated by reference to Exhibit 10.17 to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1996).

    10.16 Form of Stock Purchase Warrant dated November 18, 1996, issued to each of the warrant holders named on Schedule 10.18 attached thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996).

    10.17     Stock Purchase Warrant dated November 18, 1996, issued to Gruntal
              & Co., Incorporated (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 on Form 10-K/A).

   10.18+     Agreement dated July 1, 1997, between LifeCell Corporation and
              Paul M. Frison.(incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 333-37123 on Form S-2 filed with the Commission on October 3, 1997).

   10.19+     Agreement dated July 1, 1997, between LifeCell Corporation and
              Stephen A. Livesey. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 333-37123 on Form S-2 filed with the Commission on October 3, 1997).

    23.1*     Consent of Arthur Andersen LLP.

    27.1*     Financial data schedule.


