Form 10-K/A
period 1997-12-31
LIFECELL CORP
filed 1998-05-01
CIK 849448

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         Aggregate market value of the voting stock (Common Stock and Series B Preferred Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of April 17, 1998: $120,480,000.



         Number of shares of registrant's Common Stock outstanding as of April 17, 1998: 11,147,143. (If the Series B Preferred Stock had converted into Common Stock as of such date, there would be 15,060,013 shares of Common Stock outstanding.)


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of registrant's proxy statement relating to the 1998 annual meeting of stockholders have been incorporated by reference into Part III hereof.



-------------------------------------------------------------------------------

The Company hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
0-19890 (the "Form 10-K")) as set forth below:



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

ITEM 1.    BUSINESS

GENERAL


         LifeCell Corporation ("LifeCell" or "the Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company's patented tissue processing and cell preservation technologies serve as platforms for a broad range of potential products addressing significant clinical needs in multiple markets. The Company's first commercial product is AlloDerm(R) acellular dermal graft ("AlloDerm"), a tissue graft consisting of an extracellular tissue matrix that retains the essential biochemical and structural composition of human dermis. The Company believes that AlloDerm is the only commercial tissue transplant product that promotes the regeneration of normal human soft tissue. AlloDerm currently is being marketed in the United States and internationally for use in certain reconstructive plastic, dental and burn surgery applications. The Company estimates that AlloDerm has been transplanted in over 20,000 patients. LifeCell also is developing several additional products, including a micronized form of AlloDerm, vascular grafts, nerve connective tissue grafts, composite skin grafts, heart valves, and ThromboSolTM platelet storage solution ("ThromboSol").


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

         The Company currently is evaluating the use of AlloDerm in additional applications and is developing new products based on its technology platforms. LifeCell is conducting research on the use of AlloDerm in urological surgery, neurosurgery, orthopedic surgery and general surgery. In addition, LifeCell is developing a micronized form of AlloDerm for use in multiple potential applications, including urological, dermatological and reconstructive surgery. If successfully developed, a micronized form of AlloDerm would allow for delivery of the product through the use of a syringe, rather than a surgical incision, thereby creating additional market opportunities. LifeCell also is conducting research on the use of its technologies in other product opportunities, including vascular grafts, nerve connective tissue grafts, composite skin grafts, heart valves, venous valves, ThromboSol and a solution for the prolonged storage of transfusable red blood cells.


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

         LEVERAGING TECHNOLOGY PLATFORMS TO DEVELOP NEW PRODUCTS


         The Company plans to leverage its tissue processing and cell preservation technology platforms to develop new products. The Company currently is developing a micronized form of AlloDerm that it believes may be useful in the treatment of urinary incontinence as well as in dermatological and reconstructive applications. In addition, the Company intends to apply its tissue processing technology in the development of products based on other tissues, including vascular grafts, venous valves, nerve connective tissues and heart valves. The Company also is utilizing its proprietary cell preservation technology to extend the shelf-life of transfusable platelets and red blood cells. LifeCell plans to establish collaborative out-licensing arrangements with appropriate partners to fund the development and commercialization of certain of these products.


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

   OTHER PRODUCTS UNDER DEVELOPMENT      APPLICATIONS (1)                              STATUS (2)
   Micronized AlloDerm(TM)               Urinary incontinence                          Preclinical
                                         Revision of acne scars
   Vascular Grafts                       Coronary or below-knee peripheral bypass      Preclinical
   Nerve Connective Tissue               Nerve regeneration                            Preclinical
   Composite Skin Grafts                 Treatment of third-degree burns and chronic   Preclinical
                                           ulcers
   ThromboSol                            Platelet storage solution                     Clinical
                                                                                         Feasibility
   Heart Valves                          Heart valve replacement                       Research
   Venous Valves                         Chronic venous insufficiency                  Research
                                         Venous stasis ulcers
   Red Blood Cell Preservation           Extended storage of red blood cells           Research




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

         The FDA currently regulates allograft dura mater as a medical device and the product is subject to premarket notification requirements. In December 1997, the FDA notified the Company that AlloDerm, when labeled and promoted for use in dura mater replacement procedures, will be classified as a medical device. The Company believes, however, that the use of AlloDerm as a dura mater replacement falls within the FDA classification of "human tissue" intended for transplantation. The Company met with the FDA during April 1998 to discuss this matter further, but no conclusions were reached at the meeting nor has the FDA indicated a change in its position since the meeting. There can be no assurance that the FDA will change its position that AlloDerm should be regulated as a medical device or biologic when it is labeled and promoted for use as a dura mater replacement. If the FDA continues to assert that the product, when intended for use as dura mater replacement, is a device, the Company intends to seek FDA clearance or approval to market AlloDerm for this intended use. See "--Government Regulation."


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


         FDA STATUS OF ALLODERM. The FDA has notified the Company that the use of AlloDerm for replacement or repair of damaged or inadequate integumental tissue is "human tissue" within the meaning of the human tissue for transplantation regulations. The FDA has recently notified the Company that AlloDerm should be regulated as a medical device when it is labeled and promoted as a dura mater replacement. However, it is unclear whether the FDA would agree that the following indications for which AlloDerm has been used by physicians (and for which the Company may want to promote AlloDerm in the future) is human tissue or whether the FDA would regulate AlloDerm under its medical device authorities for these indications: (i) graft for guided bone regeneration; (ii) oncological reconstruction; (iii) urological applications; (iv) certain orthopedic surgeries; and (v) general surgeries. There can be no assurance that the FDA will not require the submission of premarket approval applications supported by extensive clinical data for these products. See "--Government Regulation."



         MICRONIZED ALLODERM



         LifeCell is developing a micronized form of AlloDerm (AlloDerm reduced to the size necessary for needle injection) for use in multiple applications, including urological, dermatological and reconstructive applications. The Company has conducted preliminary animal studies to evaluate a micronized form of AlloDerm. Based on these studies, the Company intends to conduct broader animal and clinical studies to evaluate further this potential product. If successfully developed, a micronized form of AlloDerm would allow for delivery of the product through the use of a syringe, rather than a surgical incision, thereby creating additional market opportunities.



         The Company believes that one of the principal urological uses of Micronized AlloDerm may be for the treatment of urethral sphincter deficiency, a common cause of urinary incontinence. A variety of treatments exist for urethral sphincter deficiency, including injecting bovine collagen to bulk the sphincter muscle. Based on an independent market research report, the Company estimates that there were approximately 118,000 injections of bovine collagen in 1996 to treat urinary incontinence for 33,000 individuals in the United States. Additionally, certain dermatological procedures, such as the revision of acne scars, wrinkle filling and lip augmentation, use bovine collagen injections. According to such research report, there were approximately 178,000 dermal implants in 1996 in the United States. One of the disadvantages of bovine collagen has been its limited persistence over time due to resorption, generally requiring additional injections after two to 12 months. The Company believes that Micronized AlloDerm may potentially persist longer than bovine collagen, possibly reducing the requirement for patients to have multiple injections.



         The regulatory status of micronized forms of AlloDerm in the United States is uncertain. Although the Company believes that this form of AlloDerm should be classified as human tissue intended for transplantation, there can be no such assurance. Additionally, certain configurations of Micronized AlloDerm, such as those packaged to facilitate use by the physician, as well as certain clinical applications may be regulated as a medical device. If the product is classified as a device by the FDA, extensive delays may be encountered before the time, if ever, that the product may be commercially distributed. See "--Government Regulation."


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


         As part of the Company's agreement with Medtronic for the development of heart valves, LifeCell granted Medtronic certain rights of first refusal to evaluate technology and negotiate license and development agreements for vascular graft products utilizing LifeCell's technology. See "--Research and Development."


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


         As of April 17, 1998, LifeCell had a sales and marketing staff of 31 persons, including 15 domestic sales personnel, three international sales and marketing personnel, and 13 domestic marketing and other personnel. The Company's sales representatives are responsible for interacting with surgeons, primarily plastic surgeons and burn surgeons, and educating them regarding the use and anticipated benefit of AlloDerm tissue grafts. LifeCell also participates in national and international conferences and trade shows, participates in or funds certain educational symposia or fellowship programs and advertises in industry trade publications.



         The Company has 14 regional specialty distributors in the United States with approximately 63 sales representatives.



     The Company currently is seeking foreign regulatory approvals where necessary to import AlloDerm into significant foreign markets and is developing a network of country-based distributors. The Company currently has appointed distributors in Canada, the United Kingdom, Italy, Sweden, The Netherlands, Ireland, Turkey, Belgium, Taiwan, Israel and South Africa. The Company also has engaged distributors for Germany, Egypt, Saudi Arabia, Hong Kong, Thailand, Singapore, Czech Republic, Argentina, Colombia, Mexico, Korea, Brazil, Greece and Spain, but formal approvals to import products have not yet been received. The Company currently is seeking regulatory approval in France to import AlloDerm, but has not yet engaged a distributor. The Company expects to conduct clinical trials in Japan to seek approval to import AlloDerm.


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


     During late 1997, the Company notified the FDA that it believes that AlloDerm, when promoted for use in dura mater replacement procedures, is human tissue within the scope of the FDA's interim and final regulations. The Company requested a meeting to further discuss this matter. In December 1997, the FDA notified the Company that it believes that AlloDerm, when promoted for such use, should be classified as a medical device. The Company met with the FDA during April 1998 to discuss this matter further, but no conclusions were reached at the meeting nor has the FDA indicated a change in its position since the meeting. There can be no assurance that the FDA will alter its initial determination that the labeling and promotion of AlloDerm for use in dura mater replacement procedures should be regulated as a medical device.



         Additionally, it is unclear whether the FDA would regulate AlloDerm under its medical device authorities for these indications: (i) graft for guided bone regeneration; (ii) oncological reconstruction; (iii) urological applications; (iv) certain orthopedic surgeries; and (v) general surgeries. In addition, further discussion with the FDA is required to determine the level of regulation that may be applied with regard to the promotion and marketing of Micronized AlloDerm.


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


         The regulatory status in the United States of micronized forms of AlloDerm is uncertain. Although the Company believes that this form of AlloDerm should be classified as human tissue intended for transplantation, there can be no such assurance. Additionally, certain configurations of Micronized AlloDerm, such as those packaged to facilitate use by the physician, as well as certain clinical applications may be regulated as a medical device. If the product is classified as a device by the FDA, extensive delays may be encountered before the time, if ever, that the product may be commercially distributed.


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

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS


         LifeCell's ability to compete effectively with other companies is materially dependent upon the proprietary nature of its technologies. LifeCell relies primarily on patents, trade secrets and confidentiality agreements to protect its technologies. LifeCell currently licenses the exclusive right to nine United States patents and related foreign patents and the non-exclusive right to 14 United States patents. In addition, LifeCell has been issued three United States utility patents, one United States design patent and has seven pending United States patent applications.



         The Company's technology is protected by three primary families of patents and patent applications. One United States patent covers methods of producing the Company's tissue-based products. Two United States patents and three pending patent applications cover methods of extending the shelf-life of platelets, red blood cells and other blood cells. Eight additional United States patents supplement the Company's other patents and cover methods of freeze-drying without the damaging effects of ice crystal formation.


         LifeCell also has applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by United States patents or proprietary rights owned by or licensed to LifeCell may differ from that of their foreign counterparts.


         During April 1998, the Company entered into an agreement settling its pending litigation with Integra LifeSciences Corporation and its affiliate ("Integra") and the Massachusetts Institute of Technology ("MIT"). During November 1997, Integra and MIT had alleged that the Company infringed two patents licensed by MIT to Integra (the "Integra Patents"). Under the terms of the settlement agreement, Integra and MIT agreed not to assert the Integra Patents against current or future products produced using LifeCell's current technology. LifeCel also obtained the right to develop and commercialize future products using Integra's technology through a license to certain of Integra's patents. For a further discussion of the settlement terms and other litigation also settled, see "Legal Proceedings."


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

EMPLOYEES


         At April 17, 1998, the Company had 95 full-time and three part-time employees of which 31 were employed in sales and marketing, 33 in engineering, production and quality assurance, 20 in research and development and clinical studies, and 14 in administration and accounting. As of April 17, 1998, the Company employed, full-time, two persons with M.D. degrees and eight persons with Ph.D. degrees.


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

         NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL


         The Company intends to expend substantial funds for product research and development, expansion of sales and marketing activities, expansion of manufacturing capacity, product education efforts, and other working capital and general corporate purposes. Although the Company believes that through its existing resources and anticipated cash flows from operations will be sufficient to satisfy its capital needs through at least 1999, there can be no assurance that the Company will not require additional financing before that time. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the costs and progress of the Company's research and development efforts; the number and types of product development programs undertaken; the costs and timing of expansion of sales and marketing activities; the costs and timing of expansion of manufacturing capacity; the amount of revenues from sales of the Company's existing and new products; changes in, termination of, and the success of existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third-party reimbursement matters; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings."


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


         During late 1997, the Company notified the FDA that it believes that AlloDerm, when promoted for use in dura mater replacement procedures, is human tissue within the scope of the FDA's interim and final regulations. The Company requested a meeting to discuss this matter further. In December 1997, the FDA notified the Company that it believes that AlloDerm, when promoted for such use, should be classified as a medical device. The Company met with the FDA during April 1998 to discuss this matter further, but no conclusions were reached at the meeting nor has the FDA indicated a change in its position since the meeting.



         Additionally, it is unclear whether the FDA would regulate AlloDerm under its medical device authorities for these indications: (i) graft for guided bone regeneration; (ii) oncological reconstruction; (iii) urological applications; (iv) certain orthopedic surgeries; and (v) general surgeries. In addition, further discussion with the FDA is required to determine the level of regulation that may be applied with regard to the promotion and marketing of Micronized AlloDerm.

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


         The regulatory status of micronized forms of AlloDerm in the United States is uncertain. Although the Company believes that this form of AlloDerm should be classified as human tissue intended for transplantation, there can be no such assurance. Additionally, certain configurations of Micronized AlloDerm, such as those designed to facilitate use by the physician, may be regulated as a medical device. If the product is classified as a device by the FDA, extensive delays may be encountered before the time, if ever, that the product may be commercially distributed. See "--Government Regulation."


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

         DEPENDENCE ON KEY MANAGEMENT AND PERSONNEL


         The success of LifeCell will be dependent largely on the efforts of its executive officers, including Paul M. Frison, Chairman of the Board, President and Chief Executive Officer of the Company, and Stephen A. Livesey, M.D., Ph.D., Executive Vice President, Chief Science Officer and a director of the Company. The loss of Mr. Frison's and Dr. Livesey's services would have a material adverse effect on LifeCell's business, financial condition and results of operations. LifeCell has obtained "keyman" life insurance on Mr. Frison and Dr. Livesey of $1.0 million and $3.0 million, respectively. Dr. Livesey, a citizen of Australia, has applied for permanent residence status in the United States. There can be no assurance that he will be able to obtain such status. The Company does not have employment agreements with any of its employees. Further, the success of LifeCell is also dependent upon its ability to hire and retain qualified operating, marketing and technical personnel. The competition for qualified personnel in the biomedical industry is intense and, accordingly, there can be no assurance that LifeCell will be able to hire or retain such personnel.


         DEPENDENCE ON CORPORATE COLLABORATORS


         The Company expects to rely in the future on corporate collaborative partners for the development and commercialization of certain products and to conduct certain clinical trials, obtain regulatory approvals and manufacture and market any resulting products. Although the Company believes that any such collaborative partners would have an economic motivation to commercialize any products that might result from such arrangements, the amount and timing of resources devoted to these activities by such parties could depend on the achievement of technical and research goals by the Company and generally would be controlled by such partners. Moreover, collaborative arrangements generally provide that they may be terminated by the collaborator prior to their expiration under circumstances that also may be outside the control of the Company. Any eventual sale of products may depend further on the successful completion of arrangements with other partners, licensees or distributors in each territory. There can be no assurance that the Company will be successful in establishing any such collaborative arrangements on acceptable terms, if at all, or that any such future collaborator would be successful in commercializing any resulting products. In 1994, LifeCell entered into a license and development agreement with Medtronic, Inc. ("Medtronic") to develop jointly the Company's heart valve products. Pursuant to the agreement, Medtronic paid LifeCell an initial $1.5 million license fee, funds certain costs of research and development under a mutually agreed upon budget, including clinical trials, if any, and will pay royalties of up to an aggregate of $25.0 million on sales of products covered by the agreement. There can be no assurance that Medtronic will perform its obligations under the agreement, will provide material funding for the Company's heart valve development program, will not terminate the agreement, that Medtronic or LifeCell will successfully develop or market any products under the agreement or that LifeCell will ever receive royalties under the agreement. Furthermore, there can be no assurance that Medtronic or future collaborators will not pursue existing or alternative technologies in preference to potential products being developed in collaboration with the Company.


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

The Company's distributors generally purchase and maintain inventories of AlloDerm in anticipation of future sales to dentists, surgeons and hospitals. The termination of the distributor's relationship with the Company may have an adverse effect on LifeCell's sales until such inventories are sold. There can be no assurance that these distributors will devote the resources necessary to provide effective sales and marketing support to the Company or market the Company's products at prices that can achieve market acceptance. In addition, the Company's distributors may give higher priority to the products of other medical suppliers or their own products, thus reducing their efforts to sell the Company's products. If any of the Company's distributors becomes unwilling or unable to promote, market and sell the Company's products, the Company's business, financial condition and results of operations could be materially adversely affected. The Company has engaged Lifecore Biomedical, Inc. as the exclusive distributor for AlloDerm for dental applications in the United States, and other distributors also may be granted exclusive distribution rights. To the extent any exclusive distributor fails adequately to promote, market and sell the Company's products, the Company may not be able to secure a replacement distributor until after the term of the distribution contract is complete or until such contract can otherwise be terminated. See "--Marketing."


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

         DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS


         LifeCell's ability to compete effectively with other companies is materially dependent upon the proprietary nature of its technologies. LifeCell relies primarily on patents and trade secrets to protect its technologies. LifeCell currently licenses the exclusive right to nine United States patents and related foreign patents and non-exclusive rights to 14 patents. In addition, LifeCell has been issued three United States utility patents, one United States design patent and has seven pending United States patent applications. There can be no assurance that LifeCell will obtain any additional patents or other protection, that the patents currently applied for will be granted, that, if the patents currently applied for are granted, the claims allowed will be sufficient to protect LifeCell's technology, or that existing patents or proprietary rights owned by or licensed to LifeCell will provide significant commercial benefits. Further, there can be no assurance that any patents or proprietary rights owned by or licensed to LifeCell will not be challenged, invalidated, circumvented, or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application or failure to comply with the written description, best mode, enablement or other applicable requirements. The invalidation, circumvention or unenforceability of key patents or proprietary rights owned by or licensed to LifeCell could have a material adverse effect on LifeCell and on its business, financial condition and results of operations.


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


         During April 1998, the Company entered into an agreement settling its pending litigation with Integra LifeSciences Corporation and its affiliate ("Integra") and the Massachusetts Institute of Technology ("MIT"). During November 1997, Integra and MIT had alleged that the Company infringed two patents licensed by MIT to Integra (the "Integra Patents"). Under the terms of the settlement agreement, Integra and MIT agreed not to assert the Integra Patents against current or future products produced using LifeCell's current technology. LifeCell also obtained the right to develop and commercialize future products using Integra's technology through a license to certain of Integra's patents. For a further discussion of the settlement terms, see "Legal Proceedings." There can be no assurances that the Company's existing or proposed products or processes will not be subject to infringement claims by others. Any successful infringement claim relating to any patent could have a material adverse effect on the Company.


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

ITEM 3.    LEGAL PROCEEDINGS


         During April 1998, the Company entered into an agreement settling its pending litigation with Integra LifeSciences Corporation and its affiliate ("Integra") and the Massachusetts Institute of Technology ("MIT"). During November 1997, Integra and MIT had alleged that the Company infringed two patents licensed by MIT to Integra (the "Integra Patents"). During December 1997, the Company filed a separate lawsuit against Integra and MIT alleging that they tortiously interfered with certain of LifeCell's business relationships, including relationships with investors and potential investors in LifeCell's recent public offering. The lawsuit also alleged anticompetitive acts and business disparagement. Under the terms of the settlement agreement, Integra and MIT agreed not to assert the Integra Patents against current or future products produced using LifeCell's current technology. LifeCell also obtained the right to develop and commercialize future products using Integra's technology through a license to certain of Integra's patents. As an additional condition of the settlement, Integra agreed to purchase from LifeCell $500,000 in shares of Common Stock following determination of the per-share purchase price in accordance with the settlement agreement. LifeCell expects that the settlement with Integra will have no material effect on the financial condition or results of operations of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS


         The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "LIFC." On April 17, 1998, the last reported sale price for the Company's Common Stock on The Nasdaq SmallCap Market was $8.00 per share. The following table sets forth the high and low sales information for the Company's Common Stock for the periods indicated, as reported by The Nasdaq Stock Market.


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

                                                            Year Ended December 31,
                                       1993            1994            1995           1996             1997
                                   ------------    ------------    ------------   -------------    ------------
Operations Statement Data:
--------------------------
Revenues:
   Product sales ...............   $     20,737    $     93,940    $    742,238    $  2,012,205    $  4,904,971
   Research funded by others ...        377,057         722,675       1,064,337         933,365       1,074,954
                                   ------------    ------------    ------------    ------------    ------------
      Total revenues ...........        397,794         816,615       1,806,575       2,945,570       5,979,925
                                   ------------    ------------    ------------    ------------    ------------
Costs and expenses:
   Cost of goods sold ..........        207,398         515,500         925,174       1,281,353       2,540,644
   Research and development ....      2,095,856       2,085,851       2,169,764       1,588,186       2,007,062
   General and administrative ..      1,479,327       1,381,470       1,422,588       1,911,254       3,081,512
   Selling and marketing .......        268,618         727,615       1,475,296       2,389,573       4,955,597
                                   ------------    ------------    ------------    ------------    ------------
      Total costs and expenses .      4,051,199       4,710,436       5,992,822       7,170,366      12,584,815
                                   ------------    ------------    ------------    ------------    ------------
Loss from operations ...........     (3,653,405)     (3,893,821)     (4,186,247)     (4,224,796)     (6,604,890)
                                   ------------    ------------    ------------    ------------    ------------
   Interest income and other ...        223,973         167,300         280,843         135,082         466,255
                                   ------------    ------------    ------------    ------------    ------------
Net loss .......................   $ (3,429,432)   $ (3,726,521)   $ (3,905,404)   $ (4,089,714)   $ (6,138,635)

Loss per share(1)-basic and
   diluted .....................   $      (0.80)   $      (0.90)   $      (1.10)   $      (1.14)   $      (1.04)
                                   ============    ============    ============    ============    ============
Shares used in computing loss
   per share-basic and diluted .      4,277,171       4,294,179       4,313,366       4,542,519       6,820,122
                                   ============    ============    ============    ============    ============



                                                            Year Ended December 31,
                                       1993            1994            1995           1996             1997
                                   ------------    ------------    ------------   -------------    ------------
Balance Sheet Data:
-------------------
Cash and cash equivalents ......   $    426,104    $  1,877,295    $  3,015,332    $ 10,748,250    $ 20,781,026
Short-term investments .........      3,016,511       5,154,824            --              --              --
Working capital ................      3,433,008       6,613,304       2,888,048      10,884,779      20,515,559
Total assets ...................      4,260,079       7,997,404       4,376,039      12,890,015      24,155,598
Defferred credit ...............           --         1,500,000       1,500,000       1,500,000       1,500,000
Accumulated deficit ............    (16,618,635)    (20,678,402)    (24,774,753)    (29,310,934)    (36,411,480)
Total stockholders' equity .....      4,045,661       5,743,127       2,093,906      10,197,104      20,259,603

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


         During April 1998, the Company entered into an agreement settling its pending litigation with Integra LifeSciences Corporation and its affiliate ("Integra") and the Massachusetts Institute of Technology ("MIT"). During November 1997, Integra and MIT had alleged that the Company infringed two patents licensed by MIT to Integra (the "Integra Patents"). During December 1997, the Company filed a separate lawsuit against Integra and MIT alleging that they tortiously interfered with certain of LifeCell's business relationships, including relationships with investors and potential investors in LifeCell's recent public offering. The lawsuit also alleged anitcompetitive acts and business disparagement. Under the terms of the settlement agreement, Integra and MIT agreed not to assert the Integra Patents against current or future products produced using LifeCell's current technology. LifeCell also obtained the right to develop and commercialize future products using Integra's technology through a license to certain of Integra's patents. As an additional condition of the settlement, Integra agreed to purchase from LifeCell $500,000 in shares of Common Stock following determination of the per-share purchase price in accordance with the settlement agreement. LifeCell expects that the settlement with Integra will have no material effect on the financial condition or results of operations of the Company.

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

              Statements of Operations for the years ended December 31, 1995, 1996 and 1997..................   F-3

              Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997........   F-4

              Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997..................   F-6

              Notes to Financial Statements..................................................................   F-7


(b)  REPORTS ON FORM 8-K:

         None

(c)  EXHIBITS:


         Exhibits designated by the symbol * are filed with this Form 10-K/A, Amendment No. 1 to Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.


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




     3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).


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

    23.1*     Consent of Arthur Andersen LLP.


    27.1      Financial data schedule (Previously filed).

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

Dated: May 1, 1998.

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



                                                   ARTHUR ANDERSEN LLP



Houston, Texas
February 18, 1998 (except with respect to the matter discussed in Note 10, as to which the date is April 9, 1998)

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

          During April 1998, the Company entered into an agreement settling its pending litigation with Integra LifeSciences Corporation and its affiliate ("Integra") and Massachusetts Institute of Technology ("MIT"). During November 1997, Integra and MIT had alleged that the Company infringed two patents licensed by MIT to Integra (the "Integra Patents"). During December 1997, the Company filed a separate lawsuit against Integra and MIT alleging that they tortiously interfered with certain of LifeCell's business relationships, including relationships with investors and potential investors in LifeCell's recent public offering. The lawsuit also alleged anticompetitive acts and business disparagement. Under the terms of the settlement agreement, Integra and MIT agreed not to assert the Integra Patents against current or future products produced using LifeCell's current technology. LifeCell also obtained the right to develop and commercialize future products using Integra's technology through a license to certain of Integra's patents. As an additional condition of the settlement, Integra agreed to purchase from LifeCell $500,000 in shares of Common Stock following determination of the per-share purchase price in accordance with the settlement agreement. LifeCell expects that the settlement with Integra will have no material effect on the financial condition or results of operations of the Company. During 1997, the Company recorded an expense of $340,000 for the estimated litigation costs expected to be incurred in connection with this matter during 1998.


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

                                                    First    Second       Third     Fourth
                                                   Quarter   Quarter     Quarter    Quarter
                                                   -------   -------     -------    -------
                                                    (In thousands except per share amounts)
1996
       Product Sales ............................  $   421    $   429    $   561    $   602
       Total Revenues ...........................  $   576    $   678    $   816    $   876
       Gross Margin on Product Sales ............  $   149    $   157    $   205    $   220
       Net Loss .................................  $  (949)   $  (909)   $(1,023)   $(1,209)
       Loss Per Common Share--Basic and Diluted..  $ (0.25)   $ (0.24)   $ (0.33)   $ (0.32)
1997
       Product Sales ............................  $   821    $ 1,007    $ 1,410    $ 1,667
       Total Revenues ...........................  $ 1,111    $ 1,273    $ 1,634    $ 1,962
       Gross Margin on Product Sales ............  $   331    $   487    $   715    $   831
       Net Loss .................................  $(1,650)   $(1,573)   $(1,393)   $(1,523)
       Loss Per Common Share--Basic and Diluted..  $ (0.41)   $ (0.25)   $ (0.23)   $ (0.20)



                                        INDEX TO EXHIBITS


   EXHIBIT
   NUMBER     DESCRIPTION
   ------     -----------
     3.1      Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1997).

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

    23.1*     Consent of Arthur Andersen LLP.

    27.1      Financial data schedule (previously filed).


