Form 10-Q
period 1998-03-31
LIFECELL CORP
filed 1998-05-12
CIK 849448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                       Yes   X        No
                            ---           ---

As of April 30, 1998, there were outstanding 11,159,303 shares of Common Stock, par value $.001, and 120,922 of Series B Preferred Stock, par value $.001 (which are convertible into approximately an additional 3,900,709 shares of Common Stock), of the registrant.

                      Part I.     FINANCIAL INFORMATION

                       Item 1.   Financial Statements.

                             LIFECELL CORPORATION

                                BALANCE SHEETS

                                                March 31,        December 31,
                                                  1998              1997
                                               -------------    -------------
                                               (Unaudited)
                                  A S S E T S
CURRENT ASSETS
    Cash and cash equivalents                  $  14,432,737    $  20,781,026
    Short-term investments                         4,001,627           -
    Accounts and other receivables, net            1,355,747        1,095,904
    Inventories                                      942,002          936,398
    Prepayments and other                             58,965           98,226
                                               -------------    -------------
       Total current assets                       20,791,078       22,911,554
FURNITURE AND EQUIPMENT, net                         970,698          864,058
INTANGIBLE ASSETS, net                               237,759          379,986
                                               -------------    -------------
                                               $  21,999,535    $  24,155,598
                                               =============    =============

     L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y CURRENT LIABILITIES
    Accounts payable                           $     658,454    $     780,393
    Accrued liabilities                            1,522,703        1,556,083
    Deferred revenues                                 40,650           59,519
                                               -------------    -------------
       Total current liabilities                   2,221,807        2,395,995

DEFERRED CREDIT                                    1,500,000        1,500,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series B preferred stock, $.001 par value,
    182,205 shares authorized, 121,299 and
    125,441 issued and outstanding,
    respectively                                         121              125
Undesignated preferred stock, $.001 par value,
    1,817,795 shares authorized, none issued
    and outstanding                                    -                -
Common stock, $.001 par value, 25,000,000
    shares authorized, 11,147,143 and
    11,012,906 shares issued and outstanding,
    respectively                                      11,147           11,013
Warrants outstanding to purchase 3,143,478 and
    3,163,478 shares of Common Stock,
    respectively                                     299,480          299,480
Additional paid-in capital                        56,360,714       56,360,465
Accumulated deficit                              (38,393,734)     (36,411,480)
                                               -------------    -------------
       Total stockholders' equity                 18,277,728       20,259,603
                                               -------------    -------------
       Total liabilities and stockholders'
          equity                               $  21,999,535    $  24,155,598
                                               =============    =============

  The accompanying notes are an integral part of these financial statements.

                             LIFECELL CORPORATION

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                Three Months Ended March 31,
                                               ------------------------------
                                                   1998             1997
                                               -------------    -------------
REVENUES
    Product sales                              $   1,815,114    $     820,969
    Research funded by others                        142,350          289,676
                                               -------------    -------------
       Total revenues                              1,957,464        1,110,645
                                               -------------    -------------
COSTS AND EXPENSES
    Cost of goods sold                               842,281          489,638
    Research and development                         745,900          568,105
    General and administrative                     1,010,566          797,371
    Selling and marketing                          1,415,946        1,035,905
                                               -------------    -------------
       Total costs and expenses                    4,014,693        2,891,019
                                               -------------    -------------

LOSS FROM OPERATIONS                              (2,057,229)      (1,780,374)
                                               -------------    -------------
    Interest income and other, net                   254,840          130,738
                                               -------------    -------------
NET LOSS                                       $  (1,802,389)   $  (1,649,636)
                                               =============    =============
LOSS PER COMMON SHARE - BASIC AND DILUTED      $       (0.18)   $       (0.41)
                                               =============    =============
SHARES USED IN COMPUTING
    LOSS PER COMMON SHARE - BASIC AND DILUTED     11,139,095        5,062,164
                                               =============    =============




  The accompanying notes are an integral part of these financial statements.

                             LIFECELL CORPORATION

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                Three Months Ended March 31,
                                               ------------------------------
                                                   1998             1997
                                               -------------    -------------
REVENUES
    Product sales                              $   1,815,114    $     820,969

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                   $  (1,802,389)   $  (1,649,636)
    Adjustments to reconcile net loss to
       net cash used in operating activities-
       Depreciation and amortization                  72,885           44,395
       Change in assets and liabilities-
          (Increase) decrease in accounts and
             other receivables                      (259,843)        (212,999)
          (Increase) decrease in inventories          (5,604)         122,743
          (Increase) decrease in prepayments
             and other                               216,785          (82,908)
          Increase (decrease) in accounts
             payable and accrued liabilities        (155,320)         411,440
          Increase (decrease) in deferred
             revenues and deferred credit            (18,870)        (102,284)
                                               -------------    -------------
    Total adjustments                               (149,967)         180,387
                                               -------------    -------------
       Net cash used in operating activities      (1,952,356)      (1,469,249)
                                               -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                            (176,182)        (248,455)
    Intangible assets                                (38,640)         (16,090)
    Short-term investments                        (4,001,627)          -
                                               -------------    -------------
       Net cash used in investing activities      (4,216,449)        (264,545)
                                               -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of stock and
       warrants                                          381          135,305
    Proceeds from issuance of notes payable           -                65,369
    Dividends paid                                  (179,865)         (68,293)
    Payments of notes payable                         -               (14,053)
                                               -------------    -------------
       Net cash provided (used) by
          financing activities                      (179,484)         118,328
                                               -------------    -------------
Net Decrease in Cash and Cash Equivalents         (6,348,289)      (1,615,466)
Cash and Cash Equivalents at Beginning of
    Period                                        20,781,026       10,748,250
                                               -------------    -------------
Cash and Cash Equivalents at End of Period     $  14,432,737    $   9,132,784
                                               =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid during the period for interest   $      -         $         434


  The accompanying notes are an integral part of these financial statements.

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.    Organization and Certain Significant Risks:

LifeCell Corporation, a Delaware corporation, ("LifeCell" or the "Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company was incorporated on January 6, 1992, for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first transplantable tissue product, AlloDermr acellular dermal graft, during 1994. The future operating results of the Company will be principally dependent on the market acceptance of its current and future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

2.    Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the Financial Statements included within the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

3.    Inventories

Inventories consist of products in various stages produced for sale and include the costs of raw materials, labor and overhead. A summary of inventories is as follows:

                                                 March 31,       December 31,
                                                  1998              1997
                                               -------------    -------------
      Raw materials used in production         $     489,337    $     428,406
      Work-in-process                                237,435          228,071
      Finished goods                                 215,230          279,921
                                               -------------    -------------
          Total inventories                    $     942,002    $     936,398
                                               =============    =============

4.    Dividends Payable on Series B Preferred Stock

The Series B Preferred Stock bears cumulative dividends, payable quarterly for five years ending 2001, at the annual rate of $6.00 per share. Dividends may be paid in cash, in additional shares of Series B Preferred Stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option.

While the shares of Series B Preferred Stock are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock.

During the first quarter of 1998, the Company accrued dividends on the Series B Preferred Stock of $179,865, payable in cash. Such dividend is payable on May 15, 1998.

5.    Loss Per Share

Loss per Common share has been computed by dividing net loss, which has been increased for imputed and stated dividends on outstanding Preferred Stock, by the weighted average number of shares of Common Stock outstanding during each period. In all applicable years, all Common Stock equivalents, including the Series B Preferred Stock, were antidilutive and, accordingly, were not included in the computation.
During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and all prior periods have been retroactively adjusted to conform to this statement. The implementation of Statement 128 had no effect on the Company's presentation of earnings per share due to the antidilutive nature of all of the Company's Common Stock equivalents.
Basic loss per Common share was calculated as follows:

                                                Three Months Ended March 31,
                                               ------------------------------
                                                   1998             1997
                                               -------------    -------------
      Net Loss                                 $  (1,802,389)   $  (1,649,636)
      Less: Preferred dividends                     (179,865)        (408,342)
                                               -------------    -------------
      Net Loss available to common
         stockholders-basic                    $  (1,982,254)   $  (2,057,978)
                                               =============    =============
      Weighted average shares outstanding-
         basic                                    11,139,095        5,062,164
                                               =============    =============
      Loss per Common Share-basic              $       (0.18)   $       (0.41)
                                               =============    =============

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

General and Background

LifeCell is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company's patented tissue processing and cell preservation technologies serve as platforms for a broad range of potential products addressing significant clinical needs in multiple markets. The Company's first commercial product is AlloDerm, a tissue graft consisting of an extracellular tissue matrix that retains the essential biochemical and structural composition of human dermis.
 The Company believes that AlloDerm is the only commercial tissue transplant product that promotes normal human soft tissue regeneration. AlloDerm currently is being marketed in the United States and internationally for use in reconstructive plastic, dental and burn surgery and has been successfully transplanted in over 20,000 patients. LifeCell's development programs include Micronized AlloDermT, heart valves, vascular grafts, nerve connective tissue and ThromboSolT platelet storage solution.

Since inception, LifeCell has been financed through the public and private sale of equity securities, through product sales, through a corporate alliance with Medtronic, Inc. ("Medtronic") and through the receipt of government grants and contracts.

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

Results of Operations

Three Months Ended March 31, 1998 and 1997

The net loss for the three months ended March 31, 1998, increased 9% to approximately $1.8 million compared to approximately $1.6 million for the same period of 1997. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products, increased investment in the Company's product development programs as well as increased expenditures for the infrastructure to support these activities. The increased investment in these activities was partially offset by a rise in product sales as discussed further below.

Total revenues for the three months ended March 31, 1998, increased 76% to approximately $2.0 million compared to approximately $1.1 million for the same period of 1997. Approximately $994,000 of such increase was attributable to increased sales of products, which were the result of expanded sales and marketing activities and increased distribution activities during the 1998 period. This increase was offset in part by a $147,000 decrease in revenues from funded research and development. The research and development funding available to the Company through grants and alliances was lower during the three months ended March 31, 1998 as compared to the same period of 1997. Amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the periods.

Cost of goods sold for the three months ended March 31, 1998 was approximately $842,000 resulting in a gross margin of approximately 54%. The gross margin for the same period of 1997 was approximately 40%. The increase in gross margin is principally attributable to the implementation of certain production efficiencies and the allocation of fixed costs to higher volumes of products produced in 1998, as well as an increase in sales of certain higher margin AlloDerm products and the price of certain AlloDerm products.

Research and development expenses for the three months ended March 31, 1998, increased 31% to approximately $746,000 compared to approximately $568,000 for the comparable period in 1997. The increase in research and development expense was primarily attributable to the increased animal and clinical studies for the expanding uses of AlloDerm. In addition, increased resources have been dedicated to proprietary research projects such as Micronized AlloDermT (AlloDerm reduced to the size necessary for needle injection).

General and administrative expenses during the three months ended March 31, 1998, increased 27% to approximately $1.0 million compared to approximately $797,000 for the same period of 1997. The increase was principally attributable to the reduction in value of certain of its intangible assets as well as the costs associated with retaining a financial advisor for its business development activities.

Selling and marketing expenses increased 37% to approximately $1.4 million during the three months ended March 31, 1998 compared to approximately $1.0 million for the same period of 1997. The increase was primarily attributable to increased promotional activities as well as the addition of sales personnel related to AlloDerm marketing.

Interest income and other, net increased 95% to approximately $255,000 during the three months ended March 31, 1998 compared to approximately $131,000 for the same period of 1997. The increase was principally attributable to higher funds available for investment during the current period as a result of the approximately $16.0 net proceeds received from the December 1997, public offering of shares of Common Stock.

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

LifeCell has had losses since inception and therefore has not been subject to federal income taxes. As of December 31, 1997, LifeCell had net operating loss (NOL) and research and development tax credit carryforwards for income tax purposes of approximately $32.1 million and $395,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of Common Stock in a public offering in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income subsequent to the offering will be approximately $2.6 million per year on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

Special Note Regarding Forward-Looking Statements and Risk Factors

Certain of the statements contained in this report are forward-looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to uncertainties and risks that could cause actual results to differ materially. In addition, the operations and activities of the Company and investments in its securities are subject to certain significant risks. These risks include, but are not limited to, the demand for the Company's products and services, economic and competitive conditions, competitive products and technologies, uncertainty of patent protection, access to borrowed or equity capital on favorable terms, and other risks detailed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997.

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


                           LIFECELL CORPORATION



Date: May 12, 1998              By: /s/ Paul M. Frison
                                    ------------------
                                Paul M. Frison
                                President and Chief
                                Executive Officer



Date: May 12, 1998              By: /s/ J. Donald Payne
                                    -------------------
                                J. Donald Payne
                                Vice President, Chief
                                Financial Officer and
                                Secretary



Date: May 12, 1998              By: /s/ Lynne P. Hohlfeld
                                    ---------------------
                                Lynne P. Hohlfeld
                                Controller, Principal
                                Accounting Officer

           Exhibit Index


           27.1  Financial Data Schedule