Form 10-Q
period 1998-06-30
LIFECELL CORP
filed 1998-08-10
CIK 849448

                                 UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM  10-Q



(MARK  ONE)

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

                  FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1998

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

AS  OF  JULY  31,  1998,  THERE  WERE  OUTSTANDING  11,242,244  SHARES OF COMMON
STOCK, PAR VALUE $.001, AND 120,908 OF SERIES B PREFERRED STOCK, PAR VALUE $.001 (WHICH ARE CONVERTIBLE INTO APPROXIMATELY AN ADDITIONAL 3,900,258 SHARES OF COMMON STOCK), OF THE REGISTRANT.




                      PART  I.     FINANCIAL  INFORMATION
                       ITEM  1.   FINANCIAL  STATEMENTS.

                             LIFECELL  CORPORATION

                                BALANCE  SHEETS

                                                 JUNE  30,        DECEMBER  31,
                                                    1998              1997
                                                 -------------    -------------
                                                 (UNAUDITED)
                                  ASSETS

CURRENT  ASSETS
    CASH  AND  CASH  EQUIVALENTS                    $12,218,679      $20,781,026
    SHORT-TERM  INVESTMENTS                           4,001,335           -
    ACCOUNTS  AND  OTHER  RECEIVABLES, NET            1,687,620        1,095,904
    INVENTORIES                                       1,147,471          936,398
    PREPAYMENTS  AND  OTHER                              51,068           98,226
                                                  -------------    -------------
       TOTAL  CURRENT  ASSETS                        19,106,173       22,911,554
FURNITURE  AND  EQUIPMENT,  NET                       1,132,046          864,058
INTANGIBLE  ASSETS,  NET                                248,032          379,986
                                                  -------------    -------------
                                                    $20,486,251      $24,155,598
                                                  =============    =============

                     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES
    ACCOUNTS  PAYABLE                                  $452,591         $780,393
    ACCRUED  LIABILITIES                              1,409,087        1,556,083
    DEFERRED  REVENUES                                   20,649           59,519
                                                  -------------    -------------
       TOTAL  CURRENT  LIABILITIES                    1,882,327        2,395,995

DEFERRED  CREDIT                                      1,500,000        1,500,000
COMMITMENTS  AND  CONTINGENCIES
STOCKHOLDERS'  EQUITY
SERIES  B  PREFERRED  STOCK,  $.001  PAR  VALUE,
    182,205  SHARES  AUTHORIZED,  120,908  AND
    125,441  ISSUED  AND  OUTSTANDING,
    RESPECTIVELY                                            121              125
UNDESIGNATED  PREFERRED  STOCK,  $.001  PAR  VALUE,
    1,817,795  SHARES  AUTHORIZED,  NONE  ISSUED
    AND  OUTSTANDING                                       -                -
COMMON  STOCK,  $.001  PAR  VALUE,  48,000,000
    SHARES  AUTHORIZED,  11,241,244  AND
    11,012,906  SHARES  ISSUED  AND  OUTSTANDING,
    RESPECTIVELY                                         11,241           11,013
WARRANTS  OUTSTANDING  TO  PURCHASE  3,182,188  AND
    3,163,478  SHARES  OF  COMMON  STOCK,
    RESPECTIVELY                                        298,344          299,480
ADDITIONAL  PAID-IN  CAPITAL                         56,898,783       56,360,465
ACCUMULATED  DEFICIT                                (40,104,565)     (36,411,480)
                                                  -------------    -------------
       TOTAL  STOCKHOLDERS'  EQUITY                  17,103,924       20,259,603
                                                  -------------    -------------
       TOTAL  LIABILITIES  AND  STOCKHOLDERS'
          EQUITY                                    $20,486,251      $24,155,598
                                                  =============    =============







  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                    PAGE  2





                             LIFECELL  CORPORATION
                          STATEMENTS  OF  OPERATIONS
                                (UNAUDITED)

                                              THREE  MONTHS  ENDED  JUNE  30,
                                               ------------------------------
                                                   1998             1997
                                               -------------    -------------

REVENUES
    PRODUCT  SALES                                 $2,003,324       $1,007,464
    RESEARCH  FUNDED  BY  OTHERS                      168,635          265,548
                                                -------------    -------------
       TOTAL  REVENUES                              2,171,959        1,273,012
                                                -------------    -------------
COSTS  AND  EXPENSES
    COST  OF  GOODS  SOLD                             704,931          520,551
    RESEARCH  AND  DEVELOPMENT                        879,861          546,962
    GENERAL  AND  ADMINISTRATIVE                      749,730          693,501
    SELLING  AND  MARKETING                         1,591,472        1,190,745
                                                -------------    -------------
       TOTAL  COSTS  AND  EXPENSES                  3,925,994        2,951,759
                                                -------------    -------------

LOSS  FROM  OPERATIONS                             (1,754,035)      (1,678,747)
                                                -------------    -------------
    INTEREST  INCOME  AND  OTHER, NET                 224,261          105,772
                                                -------------    -------------
NET  LOSS                                         $(1,529,774)     $(1,572,975)
                                                =============    =============
LOSS  PER  COMMON SHARE - BASIC AND DILUTED            $(0.15)          $(0.25)
                                                =============    =============
SHARES  USED  IN  COMPUTING
    LOSS  PER  COMMON  SHARE - BASIC AND DILUTED   11,182,112        6,888,787
                                                =============    =============




  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                    PAGE  3



PAGE<4>




                             LIFECELL  CORPORATION
                          STATEMENTS  OF  OPERATIONS
                                  (UNAUDITED)


                                                  SIX  MONTHS  ENDED  JUNE  30,
                                               ------------------------------
                                                   1998             1997
                                               -------------    -------------





REVENUES
    PRODUCT  SALES                                 $3,818,438       $1,828,433
    RESEARCH  FUNDED  BY  OTHERS                      310,984          555,224
                                                -------------    -------------
       TOTAL  REVENUES                              4,129,422        2,383,657
                                                -------------    -------------
COSTS  AND  EXPENSES
    COST  OF  GOODS  SOLD                           1,547,213        1,010,191
    RESEARCH  AND  DEVELOPMENT                      1,625,761        1,115,067
    GENERAL  AND  ADMINISTRATIVE                    1,760,296        1,490,872
    SELLING  AND  MARKETING                         3,007,418        2,226,649
                                                -------------    -------------
       TOTAL  COSTS  AND  EXPENSES                  7,940,688        5,842,779
                                                -------------    -------------

LOSS  FROM  OPERATIONS                             (3,811,266)      (3,459,122)
                                                -------------    -------------
    INTEREST  INCOME  AND  OTHER, NET                 479,102          236,510
                                                -------------    -------------
NET  LOSS                                         $(3,332,164)     $(3,222,612)
                                                =============    =============
LOSS  PER  COMMON SHARE - BASIC AND DILUTED            $(0.33)          $(0.64)
                                                =============    =============
SHARES  USED  IN  COMPUTING
    LOSS  PER  COMMON  SHARE - BASIC AND DILUTED   11,160,771        5,980,521
                                                =============    =============




  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                    PAGE  4






                             LIFECELL  CORPORATION

                           STATEMENTS  OF  CASH  FLOWS
                                  (UNAUDITED)


                                                  SIX  MONTHS  ENDED  JUNE  30,
                                                 ------------------------------
                                                       1998             1997
                                                 -------------    -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
    NET  LOSS                                   $   (3,332,164)   $  (3,222,612)
    ADJUSTMENTS  TO  RECONCILE  NET  LOSS  TO
       NET  CASH  USED  IN  OPERATING  ACTIVITIES-
       DEPRECIATION  AND  AMORTIZATION                 150,258           93,430
       CHANGE  IN  ASSETS  AND  LIABILITIES-
          (INCREASE)  DECREASE  IN  ACCOUNTS  AND
             OTHER  RECEIVABLES                       (591,716)        (365,424)
          (INCREASE)  DECREASE  IN INVENTORIES        (211,072)        (153,503)
          (INCREASE)  DECREASE  IN  PREPAYMENTS
             AND  OTHER                                224,682          (20,064)
          INCREASE  (DECREASE)  IN  ACCOUNTS
             PAYABLE  AND  ACCRUED  LIABILITIES       (474,799)         396,889
          INCREASE  (DECREASE)  IN  DEFERRED
             REVENUES  AND  DEFERRED  CREDIT           (38,870)          76,482
                                                 -------------    -------------
    TOTAL  ADJUSTMENTS                                (941,517)          27,810
                                                 -------------    -------------
       NET  CASH  USED IN OPERATING ACTIVITIES      (4,273,681)      (3,194,802)
                                                 -------------    -------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES
    CAPITAL  EXPENDITURES                             (411,015)        (379,392)
    INTANGIBLE  ASSETS                                 (52,803)         (48,125)
    SHORT-TERM  INVESTMENTS                         (4,001,335)          -
                                                 -------------    -------------
       NET  CASH  USED IN INVESTING ACTIVITIES      (4,465,153)        (427,517)
                                                 -------------     -------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
    PROCEEDS  FROM  ISSUANCE  OF  STOCK  AND
       WARRANTS                                        537,407          207,294
    PROCEEDS  FROM  ISSUANCE  OF  NOTES PAYABLE           -              65,369
    CASH  DIVIDENDS  PAID                             (360,920)         (76,823)
    PAYMENTS  OF  NOTES PAYABLE                         -               (31,375)
                                                 -------------    -------------
       NET  CASH  PROVIDED  (USED)  BY
          FINANCING  ACTIVITIES                        176,487          164,465
                                                 -------------    -------------
NET  DECREASE  IN CASH AND CASH EQUIVALENTS         (8,562,347)      (3,457,854)
CASH  AND  CASH  EQUIVALENTS  AT  BEGINNING  OF
    PERIOD                                          20,781,026       10,748,250
                                                 -------------    -------------
CASH  AND  CASH  EQUIVALENTS  AT END OF PERIOD   $  12,218,679    $   7,290,396
                                                 =============    =============
SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW
    INFORMATION
    CASH  PAID  DURING  THE  PERIOD FOR INTEREST  $      -        $       1,860


  THE  ACCOMPANYING  NOTES  ARE  AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.




CONDENSED  NOTES  TO  FINANCIAL  STATEMENTS
1.  ORGANIZATION  AND  CERTAIN  SIGNIFICANT  RISKS:

LIFECELL  CORPORATION,  A  DELAWARE  CORPORATION,  ("LIFECELL"  OR
THE  "COMPANY")  IS  A  BIOENGINEERING  COMPANY  ENGAGED  IN THE DEVELOPMENT AND
COMMERCIALIZATION  OF  TISSUE  REGENERATION  AND  CELL
PRESERVATION  PRODUCTS.  THE  COMPANY  WAS  INCORPORATED  ON  JANUARY  6,  1992,
FOR  THE  PURPOSE  OF  MERGING  WITH  ITS
PREDECESSOR  ENTITY,  WHICH WAS FORMED IN 1986.  LIFECELL BEGAN COMMERCIAL SALES
OF  ITS  FIRST  TRANSPLANTABLE  TISSUE  PRODUCT,
ALLODERM (R) ACELLULAR  DERMAL  GRAFT, DURING  1994.  THE FUTURE  OPERATING RESULTS
OF  THE  COMPANY  WILL  BE  PRINCIPALLY  DEPENDENT  ON
THE  MARKET  ACCEPTANCE  OF  ITS  CURRENT  AND  FUTURE  PRODUCTS,COMPETITION
FROM  OTHER  PRODUCTS  OR  TECHNOLOGIES,  PROTECTION  OF
THE  COMPANY'S  PROPRIETARY  TECHNOLOGY,  AND  ACCESS  TO  FUNDING  AS REQUIRED.
ACCORDINGLY,  THERE  CAN  BE  NO  ASSURANCE  OF  THE
COMPANY'S  FUTURE  SUCCESS.  SEE  "MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS"
ELSEWHERE  HEREIN  AND  "RISK  FACTORS"  IN  THE COMPANY'S ANNUAL REPORT ON FORM
10-K/A,  AS  AMENDED  FOR  THE  YEAR  ENDED
DECEMBER  31,  1997.

2.    BASIS  OF  PRESENTATION

THE  ACCOMPANYING  UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED PURSUANT TO
THE  RULES  AND  REGULATIONS  OF  THE  SECURITIES  AND  EXCHANGE COMMISSION (THE
"COMMISSION").  CERTAIN  INFORMATION  AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED
IN  THE  ANNUAL  FINANCIAL  STATEMENTS  PREPARED  IN  ACCORDANCE  WITH GENERALLY
ACCEPTED  ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO THOSE
RULES  AND  REGULATIONS.  THIS  FINANCIAL  INFORMATION  SHOULD  BE  READ  IN
CONJUNCTION  WITH  THE FINANCIAL STATEMENTS INCLUDED WITHIN THE COMPANY'S ANNUAL
REPORT  ON  FORM  10-K/A,  AS  AMENDED  FOR  THE  YEAR  ENDED DECEMBER 31, 1997.

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

3.    INVENTORIES

INVENTORIES  CONSIST  OF  PRODUCTS  IN  VARIOUS  STAGES  PRODUCED  FOR  SALE AND
INCLUDE  THE  COSTS  OF  RAW  MATERIALS,  LABOR  AND  OVERHEAD.  A  SUMMARY  OF
INVENTORIES  IS  AS  FOLLOWS:





                                                  JUNE  30,       DECEMBER  31,
                                                    1998              1997
                                               -------------    -------------

      RAW  MATERIALS  USED  IN PRODUCTION           $520,497         $428,406
      WORK-IN-PROCESS                                258,762          228,071
      FINISHED  GOODS                                368,212          279,921
                                               -------------    -------------
          TOTAL  INVENTORIES                      $1,147,471         $936,398
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

COMMON  STOCK.

DURING  THE  SECOND QUARTER OF 1998, THE COMPANY ACCRUED DIVIDENDS ON THE SERIES
B  PREFERRED  STOCK  OF  $181,056,  PAYABLE IN CASH. SUCH DIVIDEND IS PAYABLE ON
AUGUST  15,  1998.

DURING THE FIRST SIX MONTHS OF 1998, THE COMPANY ACCRUED DIVIDENDS ON THE SERIES
B  PREFERRED  STOCK  OF  $360,921, OF WHICH $179,865 WAS PAID IN CASH ON MAY 15,
1998.

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
ANTIDILUTIVE  NATURE  OF  ALL  OF  THE  COMPANY'S  COMMON  STOCK  EQUIVALENTS.
BASIC  LOSS  PER  COMMON  SHARE  WAS  CALCULATED  AS  FOLLOWS:




                                          THREE  MONTHS  ENDED  JUNE  30,  SIX  MONTHS  ENDED  JUNE  30,
                                        ------------------------------    ------------------------------
                                             1998             1997         1998              1997
                                         ------------    -------------     -------------   -------------

NET  LOSS                              $  (1,529,774)   $  (1,572,975)       $(3,332,164)   $  (3,222,612)
LESS:  PREFERRED  DIVIDENDS                 (181,056)        (182,492)          (360,921)        (595,088)
                                       -------------    -------------      -------------    -------------
NET  LOSS  AVAILABLE  TO  COMMON
  STOCK-BASIC                          $  (1,710,830)   $  (1,755,467)       $(3,693,085)   $  (3,817,700)
                                       =============    =============      =============    =============
WEIGHTED  AVERAGE  SHARES  OUTSTANDING-
  BASIC                                   11,182,112        6,888,787         11,160,771        5,980,521
                                       =============    =============      =============    =============
LOSS  PER  COMMON SHARE-BASIC         $       (0.15)    $       (0.25)       $     (0.33)   $       (0.64)
                                      =============     =============      =============    =============




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

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
RESULTS  OF  OPERATIONS.

THE  FOLLOWING  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL CONDITION OF LIFECELL
SHOULD  BE  READ  IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES HEREIN.
CERTAIN  STATEMENTS  SET  FORTH  BELOW  CONSTITUTE  "FORWARD-LOOKING STATEMENTS"
WITHIN  THE  MEANING  OF  SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED,
AND  SECTION  21E  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934, AS AMENDED. SEE
"SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS  AND  RISK  FACTORS."
                                    PAGE  7

GENERAL  AND  BACKGROUND
LIFECELL  IS  A  BIOENGINEERING  COMPANY  ENGAGED  IN  THE  DEVELOPMENT  AND
COMMERCIALIZATION  OF  TISSUE  REGENERATION AND CELL PRESERVATION PRODUCTS.  THE
COMPANY'S  PATENTED  TISSUE  PROCESSING AND CELL PRESERVATION TECHNOLOGIES SERVE
AS  PLATFORMS  FOR  A  BROAD  RANGE OF POTENTIAL PRODUCTS ADDRESSING SIGNIFICANT
CLINICAL  NEEDS  IN MULTIPLE MARKETS.  THE COMPANY'S FIRST COMMERCIAL PRODUCT IS
ALLODERM,  A  TISSUE  GRAFT  CONSISTING  OF  AN EXTRACELLULAR TISSUE MATRIX THAT
RETAINS  THE  ESSENTIAL  BIOCHEMICAL AND STRUCTURAL COMPOSITION OF HUMAN DERMIS.
THE  COMPANY  BELIEVES  THAT  ALLODERM  IS THE ONLY COMMERCIAL TISSUE TRANSPLANT
PRODUCT  THAT  PROMOTES  NORMAL  HUMAN  SOFT  TISSUE  REGENERATION.  THE COMPANY
CURRENTLY  MARKETS  ALLODERM  IN  THE  UNITED STATES AND INTERNATIONALLY FOR USE
IN  RECONSTRUCTIVE PLASTIC, DENTAL AND BURN SURGERY AND IT HAS BEEN SUCCESSFULLY
TRANSPLANTED  IN APPROXIMATELY 25,000 PATIENTS.  LIFECELL'S DEVELOPMENT PROGRAMS
INCLUDE  MICRONIZED  ALLODERM (tm)  , HEART VALVES, VASCULAR GRAFTS, NERVE
CONNECTIVE TISSUE  AND  THROMBOSOL (tm) PLATELET  STORAGE  SOLUTION.

SINCE INCEPTION, LIFECELL'S ACTIVITIES HAVE BEEN FINANCED THROUGH THE PUBLIC AND
PRIVATE  SALE  OF  EQUITY SECURITIES, THROUGH PRODUCT SALES, THROUGH A CORPORATE
ALLIANCE  WITH  MEDTRONIC, INC. AND THROUGH THE RECEIPT OF GOVERNMENT GRANTS AND
CONTRACTS.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  1998  AND  1997

THE  NET  LOSS  FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  1998, DECREASED 3% TO
APPROXIMATELY  $1.5  MILLION COMPARED TO APPROXIMATELY $1.6 MILLION FOR THE SAME
PERIOD  OF  1997.  THE DECREASE WAS PRINCIPALLY ATTRIBUTABLE TO INCREASED INCOME
FROM  INVESTMENTS  AS  WELL  AS  INCREASED  REVENUES  FROM PRODUCT SALES.  THESE
INCREASED  REVENUES  WERE  OFFSET  BY HIGHER COSTS ASSOCIATED WITH THE COMPANY'S
INCREASED  MARKETING  ACTIVITIES FOR ITS ALLODERM PRODUCTS, INCREASED INVESTMENT
IN  THE COMPANY'S PRODUCT DEVELOPMENT PROGRAMS AS WELL AS INCREASED EXPENDITURES
FOR  THE  INFRASTRUCTURE  TO  SUPPORT  THESE  ACTIVITIES.

TOTAL  REVENUES  FOR  THE  THREE  MONTHS  ENDED  JUNE 30, 1998, INCREASED 71% TO
APPROXIMATELY  $2.2  MILLION COMPARED TO APPROXIMATELY $1.3 MILLION FOR THE SAME
PERIOD OF 1997.  APPROXIMATELY $1.0 MILLION OF SUCH INCREASE WAS ATTRIBUTABLE TO
INCREASED  SALES  OF  PRODUCTS,  WHICH  WERE  THE  RESULT  OF EXPANDED SALES AND
MARKETING  ACTIVITIES  AND  INCREASED  DISTRIBUTION  ACTIVITIES  DURING THE 1998
PERIOD.  THIS  INCREASE  WAS OFFSET IN PART BY AN APPROXIMATELY $97,000 DECREASE
IN  REVENUES FROM FUNDED RESEARCH AND DEVELOPMENT.  THE RESEARCH AND DEVELOPMENT
FUNDING  AVAILABLE  TO THE COMPANY THROUGH GRANTS AND ALLIANCES WAS LOWER DURING
THE  THREE  MONTHS  ENDED  JUNE 30, 1998 AS COMPARED TO THE SAME PERIOD OF 1997.
AMOUNTS  RECOGNIZED  AS  REVENUES UNDER SUCH COST-REIMBURSEMENT ARRANGEMENTS ARE
FOR  EXPENSES  INCURRED  DURING  THE  PERIODS.

COST  OF  GOODS  SOLD FOR THE THREE MONTHS ENDED JUNE 30, 1998 WAS APPROXIMATELY
$705,000  RESULTING  IN  A  GROSS MARGIN OF APPROXIMATELY 65%.  THE GROSS MARGIN
FOR  THE  SAME  PERIOD  OF  1997  WAS  APPROXIMATELY 48%.  THE INCREASE IN GROSS
MARGIN  WAS PRINCIPALLY ATTRIBUTABLE TO THE IMPLEMENTATION OF CERTAIN PRODUCTION
EFFICIENCIES  AND  THE  ALLOCATION  OF FIXED COSTS TO HIGHER VOLUMES OF PRODUCTS
PRODUCED  IN  1998,  AS  WELL  AS  INCREASES  IN  SALES OF CERTAIN HIGHER MARGIN
ALLODERM  PRODUCTS  AND  PRICES  OF  CERTAIN  ALLODERM  PRODUCTS.


RESEARCH  AND  DEVELOPMENT  EXPENSES  FOR  THE THREE MONTHS ENDED JUNE 30, 1998,
INCREASED  61%  TO APPROXIMATELY $880,000 COMPARED TO APPROXIMATELY $547,000 FOR
THE  COMPARABLE  PERIOD  IN  1997.  THE  INCREASE  IN  RESEARCH  AND DEVELOPMENT
EXPENSE  WAS PRIMARILY ATTRIBUTABLE TO THE INCREASED ANIMAL AND CLINICAL STUDIES
TO  EXPAND  THE  USES  OF  ALLODERM.  IN  ADDITION,  THE  COMPANY  HAS DEDICATED
INCREASED  RESOURCES TO PRODUCT DEVELOPMENT PROGRAMS SUCH AS MICRONIZED ALLODERM
(ALLODERM  REDUCED  TO  THE  SIZE  NECESSARY  FOR  NEEDLE  INJECTION).

GENERAL  AND  ADMINISTRATIVE  EXPENSES  DURING  THE  THREE MONTHS ENDED JUNE 30,
1998,  INCREASED  8%  TO  APPROXIMATELY  $750,000  COMPARED  TO  APPROXIMATELY
$694,000  FOR  THE  SAME  PERIOD  OF  1997.  THE  INCREASE  WAS  PRINCIPALLY
ATTRIBUTABLE  TO  SEVERAL  FACTORS,  INCLUDING  THE  FEE PAID DURING THE CURRENT
QUARTER  TO  NASDAQ IN CONNECTION WITH THE LISTING OF THE COMPANY'S COMMON STOCK
ON  THE  NASDAQ  NATIONAL  MARKET  SYSTEM.

SELLING  AND  MARKETING  EXPENSES  INCREASED  34%  TO APPROXIMATELY $1.6 MILLION
DURING  THE  THREE  MONTHS  ENDED  JUNE  30, 1998 COMPARED TO APPROXIMATELY $1.2
MILLION  FOR  THE  SAME PERIOD OF 1997.  THE INCREASE WAS PRIMARILY ATTRIBUTABLE
TO  THE  ADDITION OF DOMESTIC SALES AND MARKETING PERSONNEL AS WELL AS INCREASED
INTERNATIONAL  MARKETING  COSTS  RELATED  TO  ALLODERM.

INTEREST  INCOME  AND OTHER, NET INCREASED 112% TO APPROXIMATELY $224,000 DURING
THE  THREE  MONTHS  ENDED  JUNE  30, 1998 COMPARED TO APPROXIMATELY $106,000 FOR
THE  SAME  PERIOD  OF 1997.  THE INCREASE WAS PRINCIPALLY ATTRIBUTABLE TO HIGHER
FUNDS  AVAILABLE  FOR  INVESTMENT  DURING  THE CURRENT PERIOD AS A RESULT OF THE
APPROXIMATELY  $16.0  MILLION  NET PROCEEDS RECEIVED FROM THE COMPANY'S DECEMBER
1997,  PUBLIC  OFFERING  OF  SHARES  OF  COMMON  STOCK.

SIX  MONTHS  ENDED  JUNE  30,  1998  AND  1997

THE  NET  LOSS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1998,  INCREASED  3% TO
APPROXIMATELY  $3.3  MILLION COMPARED TO APPROXIMATELY $3.2 MILLION FOR THE SAME
PERIOD  OF  1997.  THE  INCREASE  WAS  PRINCIPALLY  ATTRIBUTABLE TO HIGHER COSTS
ASSOCIATED  WITH  THE  COMPANY'S INCREASED MARKETING ACTIVITIES FOR ITS ALLODERM
PRODUCTS,  INCREASED INVESTMENT IN THE COMPANY'S PRODUCT DEVELOPMENT PROGRAMS AS
WELL  AS  INCREASED  EXPENDITURES  FOR  THE  INFRASTRUCTURE  TO  SUPPORT  THESE
ACTIVITIES.  THE  INCREASE IN NET LOSS WAS OFFSET PARTIALLY BY INCREASED PRODUCT
SALES,  AS  WELL  AS,  HIGHER  INTEREST  INCOME  FROM  INVESTMENTS.

TOTAL  REVENUES  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  1998, INCREASED 73% TO
APPROXIMATELY  $4.1  MILLION COMPARED TO APPROXIMATELY $2.4 MILLION FOR THE SAME
PERIOD OF 1997.  APPROXIMATELY $2.0 MILLION OF SUCH INCREASE WAS ATTRIBUTABLE TO
INCREASED  SALES  OF  PRODUCTS,  WHICH  WERE  THE  RESULT  OF EXPANDED SALES AND
MARKETING  ACTIVITIES  AND  INCREASED  DISTRIBUTION  ACTIVITIES  DURING THE 1998
PERIOD.  THIS  INCREASE WAS OFFSET IN PART BY AN APPROXIMATELY $244,000 DECREASE
IN  REVENUES FROM FUNDED RESEARCH AND DEVELOPMENT.  THE RESEARCH AND DEVELOPMENT
FUNDING  AVAILABLE  TO THE COMPANY THROUGH GRANTS AND ALLIANCES WAS LOWER DURING
THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SAME PERIOD OF 1997.  AMOUNTS
RECOGNIZED  AS  REVENUES  UNDER  SUCH  COST-REIMBURSEMENT  ARRANGEMENTS  ARE FOR
EXPENSES  INCURRED  DURING  THE  PERIODS.

COST  OF  GOODS  SOLD  FOR  THE SIX MONTHS ENDED JUNE 30, 1998 WAS APPROXIMATELY
$1.5 MILLION RESULTING IN A GROSS MARGIN OF APPROXIMATELY 59%.  THE GROSS MARGIN
FOR  THE  SAME  PERIOD  OF  1997  WAS  APPROXIMATELY 45%.  THE INCREASE IN GROSS
MARGIN  WAS PRINCIPALLY ATTRIBUTABLE TO THE IMPLEMENTATION OF CERTAIN PRODUCTION
EFFICIENCIES  AND  THE  ALLOCATION  OF FIXED COSTS TO HIGHER VOLUMES OF PRODUCTS
PRODUCED  IN  1998,  AS  WELL  AS  AN INCREASE IN SALES OF CERTAIN HIGHER MARGIN
ALLODERM  PRODUCTS  AND  PRICES  OF  CERTAIN  ALLODERM  PRODUCTS.




RESEARCH  AND  DEVELOPMENT  EXPENSES  FOR  THE  SIX  MONTHS ENDED JUNE 30, 1998,
INCREASED  46%  TO  APPROXIMATELY  $1.6  MILLION  COMPARED TO APPROXIMATELY $1.1
MILLION  FOR  THE  COMPARABLE  PERIOD  IN  1997.  THE  INCREASE  IN RESEARCH AND
DEVELOPMENT  EXPENSE  WAS  PRIMARILY  ATTRIBUTABLE  TO  THE INCREASED ANIMAL AND
CLINICAL  STUDIES  FOR THE EXPANDING USES OF ALLODERM.  IN ADDITION, THE COMPANY
HAS  DEDICATED  INCREASED  RESOURCES  TO  PRODUCT  DEVELOPMENT  PROGRAMS SUCH AS
MICRONIZED  ALLODERM  (ALLODERM  REDUCED  TO  THE  SIZE  NECESSARY  FOR  NEEDLE
INJECTION).

GENERAL  AND  ADMINISTRATIVE  EXPENSES  DURING  THE  SIX  MONTHS  ENDED JUNE 30,
1998  INCREASED 18% TO APPROXIMATELY $1.8 MILLION COMPARED TO APPROXIMATELY $1.5
MILLION  FOR  THE SAME PERIOD OF 1997.  THE INCREASE WAS ATTRIBUTABLE TO VARIOUS
FACTORS,  INCLUDING  THE  FEE  PAID  DURING  THE  CURRENT  QUARTER  TO NASDAQ IN
CONNECTION WITH THE LISTING OF THE COMPANY'S COMMON STOCK ON THE NASDAQ NATIONAL
MARKET  SYSTEM.  IN ADDITION THE INCREASE IS RELATED TO A REDUCTION IN THE VALUE
OF CERTAIN INTANGIBLE ASSETS RECORDED IN THE FIRST QUARTER OF 1998 AND THE COSTS
ASSOCIATED  WITH  RETAINING  A  FINANCIAL  ADVISOR  FOR  THE  COMPANY'S BUSINESS
DEVELOPMENT  ACTIVITIES.

SELLING  AND  MARKETING  EXPENSES  INCREASED  35%  TO APPROXIMATELY $3.0 MILLION
DURING THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO APPROXIMATELY $2.2 MILLION
FOR  THE  SAME  PERIOD  OF 1997.  THE INCREASE WAS PRIMARILY ATTRIBUTABLE TO THE
ADDITION  OF  DOMESTIC  SALES  AND  MARKETING  PERSONNEL  AS  WELL  AS INCREASED
INTERNATIONAL  MARKETING  COSTS  RELATED  TO  ALLODERM.

INTEREST  INCOME  AND OTHER, NET INCREASED 103% TO APPROXIMATELY $479,000 DURING
THE  SIX  MONTHS  ENDED JUNE 30, 1998 COMPARED TO APPROXIMATELY $237,000 FOR THE
AME  PERIOD  OF 1997.  THE INCREASE WAS PRINCIPALLY ATTRIBUTABLE TO HIGHER FUNDS
VAILABLE  FOR  INVESTMENT  DURING  THE  CURRENT  PERIOD  AS  A  RESULT  OF  THE
APPROXIMATELY  $16.0  MILIION  NET PROCEEDS RECEIVED FROM THE COMPANY'S DECEMBER
1997,  PUBLIC  OFFERING  OF  SHARES  OF  COMMON  STOCK.

LIQUIDITY AND CAPITAL RESOURCES
SINCE ITS INCEPTION, LIFECELL'S PRINCIPAL SOURCES OF FUNDS HAVE BEEN EQUITY
OFFERINGS, PRODUCT SALES, EXTERNAL FUNDING OF RESEARCH ACTIVITIES,  AND  INTEREST  ON  INVESTMENTS.

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


DURING  JUNE 1998, LIFECELL RECEIVED PROCEEDS OF $500,000 RELATED TO THE SALE OF
THE  COMPANY'S  COMMON  STOCK  TO  AN  UNAFFILIATED PARTY IN CONNECTION WITH THE
SETTLEMENT  OF  PRIOR  LITIGATION.  THE  PURCHASE  PRICE,  AS  DETERMINED BY THE
SETTLEMENT  AGREEMENT,  WAS  $7.62  PER  SHARE.

LIFECELL  HAS INCURRED LOSSES SINCE INCEPTION AND THEREFORE HAS NOT BEEN SUBJECT
TO  FEDERAL  INCOME  TAXES.  AS OF DECEMBER 31, 1997, LIFECELL HAD NET OPERATING
LOSS  (NOL) AND RESEARCH AND DEVELOPMENT TAX CREDIT CARRYFORWARDS FOR INCOME TAX
PURPOSES OF APPROXIMATELY $32.1 MILLION AND $395,000, RESPECTIVELY, AVAILABLE TO
REDUCE  FUTURE  INCOME  TAX AND TAX LIABILITIES.  FEDERAL TAX LAWS PROVIDE FOR A
LIMITATION  ON  THE  USE  OF  NOL AND TAX CREDIT CARRYFORWARDS FOLLOWING CERTAIN
OWNERSHIP  CHANGES  THAT  COULD  LIMIT LIFECELL'S ABILITY TO USE ITS NOL AND TAX
CREDIT CARRYFORWARDS.  THE SALE OF COMMON STOCK IN A PUBLIC OFFERING IN DECEMBER
1997  RESULTED  IN  AN  OWNERSHIP  CHANGE  FOR  FEDERAL INCOME TAX PURPOSES. THE
COMPANY ESTIMATES THAT THE AMOUNT OF NOL CARRYFORWARDS AND THE CREDITS AVAILABLE
TO  OFFSET  TAXABLE INCOME SUBSEQUENT TO THE OFFERING WILL BE APPROXIMATELY $2.6
MILLION  PER  YEAR  ON  A  CUMULATIVE  BASIS. ACCORDINGLY, IF LIFECELL GENERATES
TAXABLE  INCOME  IN  ANY  YEAR  IN EXCESS OF ITS THEN CUMULATIVE LIMITATION, THE
COMPANY MAY BE REQUIRED TO PAY FEDERAL INCOME TAXES EVEN THOUGH IT HAS UNEXPIRED
NOL  AND  TAX  CREDIT  CARRYFORWARDS.


ITEM  3.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
NONE.


PART  II.   OTHER  INFORMATION

ITEM  1.    LEGAL  PROCEEDINGS.


THE  COMPANY  FROM TIME TO TIME MAY BE SUBJECT TO VARIOUS CLAIMS IN THE ORDINARY
COURSE  OF  ITS OPERATIONS.  THE COMPANY MAINTAINS INSURANCE COVERAGE FOR EVENTS
AND  IN  AMOUNTS  THAT  IT  DEEMS  APPROPRIATE.

ITEM  2.    CHANGES  IN  SECURITIES

DURING  THE  THREE MONTHS ENDED JUNE 30, 1998, THE COMPANY SOLD 65,600 SHARES OF
COMMON  STOCK  FOR  AN  AGGREGATE  CONSIDERATION  OF $500,000 TO AN UNAFFILIATED
PARTY,  PURSUANT  TO  THE SETTLEMENT OF PRIOR LITIGATION.  THIS ISSUANCE DID NOT
INVOLVE  AN  UNDERWRITER.  THE  COMPANY  CONSIDERS THESE SECURITIES TO HAVE BEEN
OFFERED AND SOLD IN TRANSACTIONS NOT INVOLVING A PUBLIC OFFERING AND, THEREFORE,
TO  BE  EXEMPTED  FROM  REGISTRATION UNDER SECTION 4(2) OF THE SECURITIES ACT OF
1933,  AS  AMENDED.















ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

ON  MAY  27,  1998,  AT  THE  COMPANY'S  ANNUAL  MEETING  OF  STOCKHOLDERS,  THE
INDIVIDUALS  LISTED  BELOW WERE ELECTED DIRECTORS BY THE HOLDERS OF COMMON STOCK
AND  SERIES  B  PREFERRED STOCK, VOTING TOGETHER AS A CLASS.  SET FORTH OPPOSITE
EACH  DIRECTOR'S  NAME  IS  THE  TABULATION  OF  VOTES  CAST.

                           VOTES               VOTES
    NAME                    FOR               WITHHELD
    ----                   -----              --------
MICHAEL  E.  CAHR          12,926,002           29,924
PAUL  M.  FRISON           12,912,275           43,651
JAMES  G.  FOSTER          12,921,877           34,049
STEPHEN  A.  LIVESEY       12,924,177           31,749
DAVID  A.  THOMPSON        12,925,877           30,049

THE ADDITIONAL INDIVIDUALS LISTED BELOW WERE ELECTED DIRECTORS BY THE HOLDERS OF
SERIES  B  PREFERRED  STOCK,  VOTING  AS  A  SEPARATE  CLASS.

                           VOTES               VOTES
    NAME                    FOR               WITHHELD
    ----                   -----              --------
K.  FLYNN  MCDONALD          110,785              --
LORI  G.  KOFFMAN            110,785              --

THE  HOLDERS  OF COMMON STOCK AND SERIES B PREFERRED STOCK, VOTING TOGETHER AS A
CLASS,  APPROVED  A  PROPOSAL  TO  AMEND  THE  COMPANY'S RESTATED CERTIFICATE OF
INCORPORATION  TO  INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FROM
25,000,000  SHARES  TO  48,000,000  SHARES.

    VOTES  FOR       VOTES  AGAINST       VOTES  ABSTAINED   BROKER  NON-VOTES
    ---------       -------------       ---------------   ----------------
   12,743,339          184,357             26,880           1,350

THE  HOLDERS  OF  COMMON STOCK AND SERIES B PREFERRED STOCK VOTING TOGETHER AS A
CLASS  AND  THE  HOLDERS OF SERIES B PREFERRED STOCK VOTING AS A SEPARATE CLASS,
APPROVED  A  PROPOSAL  TO  AMEND  THE CERTIFICATE OF DESIGNATION OF THE SERIES B
PREFERRED  STOCK  TO  REDUCE  THE NUMBER OF DIRECTORS THAT MAY BE ELECTED BY THE
HOLDERS  OF  SERIES  B  PREFERRED  STOCK FROM THREE TO TWO DIRECTORS IF AT LEAST
60,000 SHARES OF SERIES B PREFERRED STOCK ARE OUTSTANDING AND TO ONE DIRECTOR IF
LESS  THAN  60,000 SHARES BUT AT LEAST 10,000 SHARES OF SERIES B PREFERRED STOCK
ARE  OUTSTANDING.

COMMON  STOCKHOLDERS  AND  SERIES  B PREFERRED STOCKHOLDERS TOGETHER AS A CLASS:
    VOTES  FOR       VOTES  AGAINST       VOTES  ABSTAINED   BROKER  NON-VOTES
    ---------       -------------       ---------------   ----------------
    9,524,454         156,865              36,179            3,238,426

SERIES  B  PREFERRED  STOCKHOLDERS,  SEPARATE  AS  A  CLASS:

    VOTES  FOR       VOTES  AGAINST       VOTES  ABSTAINED   BROKER  NON-VOTES
    ---------       -------------       ---------------   ----------------
    109,106           1,449                   230            10,514

THE  HOLDERS  OF  COMMON STOCK AND SERIES B PREFERRED STOCK VOTING TOGETHER AS A
CLASS  AND  THE  HOLDERS OF SERIES B PREFERRED STOCK VOTING AS A SEPARATE CLASS,
APPROVED A PROPOSAL TO AMEND THE COMPANY'S RESTATED CERTIFICATE OF INCORPORATION
TO  DELETE  CERTAIN  CONDITIONS  TO  AUTOMATIC  CONVERSION  SO THAT THE SERIES B
PREFERRED  STOCK  SHALL  AUTOMATICALLY CONVERT INTO COMMON STOCK WHEN THE MARKET
PRICE  OF  THE COMPANY'S COMMON STOCK AVERAGES OR EXCEEDS $9.30 PER SHARE FOR 30
CONSECUTIVE  TRADING  DAYS.

COMMON  STOCKHOLDERS  AND  SERIES  B PREFERRED STOCKHOLDERS TOGETHER AS A CLASS:

    VOTES  FOR       VOTES  AGAINST       VOTES  ABSTAINED   BROKER  NON-VOTES
    ---------       -------------       ---------------   ----------------
    9,422,584            175,990               32,500            3,324,851

SERIES  B  PREFERRED  STOCKHOLDERS,  SEPARATE  AS  A  CLASS:

    VOTES  FOR       VOTES  AGAINST       VOTES  ABSTAINED   BROKER  NON-VOTES
    ---------       -------------       ---------------   ----------------
    109,596                1,189                    0               10,514

THE  HOLDERS  OF COMMON STOCK AND SERIES B PREFERRED STOCK, VOTING TOGETHER AS A
CLASS,  APPROVED  AN  AMENDMENT TO THE LIFECELL CORPORATION AMENDED AND RESTATED
1992  STOCK  OPTION  PLAN,  INCREASING  THE AGGREGATE NUMBER OF SHARES OF COMMON
STOCK  FOR  WHICH  OPTIONS  MAY  BE  GRANTED  UNDER  THE  PLAN FROM 1,500,000 TO
2,500,000  SHARES.

    VOTES  FOR       VOTES  AGAINST       VOTES  ABSTAINED   BROKER  NON-VOTES
    ---------       -------------       ---------------   ----------------
   9,206,052             395,996                 76,484          3,324,847

ITEM  5.  SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS AND RISK FACTORS

CERTAIN  OF  THE  STATEMENTS  CONTAINED  IN  THIS  REPORT  ARE  FORWARD-LOOKING
STATEMENTS.  WHILE THESE STATEMENTS REFLECT THE COMPANY'S BELIEFS AS OF THE DATE
OF  THIS  REPORT,  THEY  ARE SUBJECT TO UNCERTAINTIES AND RISKS THAT COULD CAUSE
ACTUAL RESULTS TO DIFFER MATERIALLY.  IN ADDITION, THE OPERATIONS AND ACTIVITIES
OF  THE  COMPANY  AND  INVESTMENTS  IN  ITS  SECURITIES  ARE  SUBJECT TO CERTAIN
SIGNIFICANT  RISKS.  THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE DEMAND FOR
THE  COMPANY'S  PRODUCTS  AND  SERVICES,  ECONOMIC  AND  COMPETITIVE CONDITIONS,
COMPETITIVE  PRODUCTS AND TECHNOLOGIES, UNCERTAINTY OF PATENT PROTECTION, ACCESS
TO  BORROWED  OR  EQUITY CAPITAL ON FAVORABLE TERMS, AND OTHER RISKS DETAILED IN
THE  COMPANY'S  ANNUAL  REPORT  ON  FORM  10-K/A, AS AMENDED, FOR THE YEAR ENDED
DECEMBER  31,  1997.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K.

A.     EXHIBITS

     3.1   RESTATED  CERTIFICATE  OF  INCORPORATION,  AS  AMENDED.
    10.1   LIFECELL  CORPORATION  AMENDED  AND  RESTATED  1992  STOCK  OPTION
PLAN,  AS  AMENDED.
    27.1   FINANCIAL  DATA  SCHEDULE


    B.     REPORTS  ON  FORM  8-K
           NONE














SIGNATURES

PURSUANT  TO  THE  REQUIREMENTS  OF  THE  SECURITIES  EXCHANGE  ACT OF 1934, THE
REGISTRANT  HAS DULY CAUSED REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED
THEREUNTO  DULY  AUTHORIZED.

                           LIFECELL  CORPORATION



DATE:  AUGUST  10,  1998              BY:  /S/  PAUL  M.  FRISON
                                          ----------------------
                                          PAUL  M.  FRISON
                                          PRESIDENT  AND  CHIEF
                                          EXECUTIVE  OFFICER



DATE:  AUGUST  10,  1998              BY:  /S/  J.  DONALD  PAYNE
                                          -----------------------
                                          J.  DONALD  PAYNE
                                          VICE  PRESIDENT,  CHIEF
                                          FINANCIAL  OFFICER  AND
                                          SECRETARY



DATE:  AUGUST  10,  1998              BY:  /S/  LYNNE  P.  HOHLFELD
                                          -------------------------
                                          LYNNE  P.  HOHLFELD
                                          CONTROLLER,  PRINCIPAL
                                          ACCOUNTING  OFFICER

























           EXHIBIT  INDEX

 3.1   RESTATED  CERTIFICATE  OF  INCORPORATION,  AS  AMENDED
10.1  LIFECELL  CORPORATION  AMENDED  AND  RESTATED  1992  STOCK OPTION PLAN, AS
AMENDED.
27.1  FINANCIAL  DATA  SCHEDULE























































                                    PAGE  15





