Form 10-Q
period 1998-09-30
LIFECELL CORP
filed 1998-11-13
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



(Mark  One)

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

[     ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to



                        Commission File Number:  01-19890

                              LIFECELL CORPORATION

(Exact  name  of  registrant  as  specified  in  its  charter)

             (Exact name of registrant as specified in its charter)


                  DELAWARE                            76-0172936
        (State or other jurisdiction                (IRS Employer
            of Incorporation or                   Identification No.)
                organization

        3606 RESEARCH FOREST DRIVE                       77381
           THE WOODLANDS, TEXAS                       (zip code)
 (Address of principal executive office)


                                 (281) 367-5368
               (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               -----           -----

As of October 30, 1998, there were outstanding 11,301,081 shares of common stock, par value $.001 per share, and 119,084 of Series B Preferred Stock, par value $.001 per share (which are convertible into approximately an additional 3,841,419 shares of common stock), of the registrant.

                                 PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                                        LIFECELL CORPORATION
                                           BALANCE SHEETS

                                                                       September 30,   December 31,
                                                                            1998          1997
                                                                       ------------    -------------
                                                                      (Unaudited)
                                               ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              $ 10,006,540   $ 20,781,026
Short-term investments                                                    4,001,040              -
Accounts and other receivables, net                                       1,944,549      1,095,904
Inventories                                                               1,342,178        936,398
Prepayments and other                                                       231,279         98,226
Total current assets                                                     17,525,585     22,911,554
                                                                       -------------  -------------
  FURNITURE AND EQUIPMENT,  net                                           1,261,473        864,058
  INTANGIBLE ASSETS,  net                                                   258,853        379,986
                                                                       -------------  -------------

Total assets                                                           $ 19,045,911   $ 24,155,598
                                                                       =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                       $    601,839   $    780,393
Accrued liabilities                                                       1,328,996      1,556,083
Deferred revenues                                                                 -         59,519
                                                                       -------------  -------------
Total current liabilities                                                 1,930,835      2,395,995

DEFERRED CREDIT                                                           1,500,000      1,500,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series B preferred stock, $.001 par value, 182,205 shares authorized,
119,614 and 125,441 issued and outstanding, respectively                        120            125
Undesignated preferred stock, $.001 par value, 1,817,795 shares
authorized, none issued and outstanding                                           -              -
Common stock, $.001 par value, 48,000,000 shares authorized
11,283,985 and 11,012,906 shares issued and outstanding respectively         11,284         11,013
Warrants outstanding to purchase 3,182,188 and 3,163,478
shares of common stock, respectively                                        298,344        299,480
Additional paid-in capital                                               56,904,751     56,360,465
Accumulated deficit                                                     (41,599,423)   (36,411,480)
Total stockholders' equity                                               15,615,076     20,259,603
Total liabilities and stockholders' equity                             $ 19,045,911   $ 24,155,598
                                                                       =============  =============

             The accompanying notes are an integral part of these financial statements.

                           LIFECELL CORPORATION

                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                           Three Months Ended September 30,
                                           --------------------------------
                                                  1998          1997
                                           ---------------  ---------------
REVENUES
Product sales                              $   2,007,249   $ 1,409,900
Research funded by others                        212,406       223,926
Total revenues                                 2,219,655     1,633,826
  COSTS AND EXPENSES
Cost of goods sold                               730,875       694,773
Research and development                         878,250       553,750
General and administrative                       570,655       516,255
Selling and marketing                          1,563,429     1,346,120
Total costs and expenses                       3,743,209     3,110,898

  LOSS FROM OPERATIONS                        (1,523,554)   (1,477,072)
                                              -------------------------

  Interest income and other, net                 207,247        83,859

  NET LOSS                                 $  (1,316,307)  $(1,393,213)

  LOSS PER COMMON SHARE-BASIC AND DILUTED  $       (0.13)  $     (0.23)
                                           ==============  ============

  SHARES USED IN COMPUTING
LOSS PER COMMON SHARE-BASIC AND DILUTED       11,258,924     6,941,013
                                           ==============  ============

The accompanying notes are an integral part of these financial statements

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Nine months ended September 30,
                                         -------------------------------
                                               1998          1997
                                           ------------  ------------
REVENUES
Product sales                              $ 5,825,687   $ 3,238,333
Research funded by others                      523,390       779,149
Total revenues                               6,349,077     4,017,482
COSTS AND EXPENSES
Costs of goods sold                          2,278,088     1,704,963
Research and development                     2,504,010     1,668,835
General and administrative                   2,330,951     2,007,130
Selling and marketing                        4,567,322     3,572,769
Total costs and expenses                    11,680,371     8,953,697

LOSS FROM OPERATIONS                        (5,331,294)   (4,936,215)

Interest income and other, net                 686,348       320,389

NET LOSS                                   $(4,644,946)  $(4,615,826)

LOSS PER COMMON SHARE - BASIC AND DILUTED  $     (0.46)  $     (0.86)
                                           ============  ============

SHARES USED IN COMPUTING
LOSS PER COMMON SHARE - BASIC AND DILUTED   11,193,848     6,304,204
                                           ============  ============

The accompanying notes are an integral part of these financial statements.

                                      LIFECELL CORPORATION

                                    STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                       1998          1997
                                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (4,644,946)  $(4,615,826)
Adjustments to reconcile net loss to net cash used in
operating activities -
Depreciation and amortization                                         409,466       156,644
Change in assets and liabilities -
(Increase) decrease in accounts and other receivables                (848,645)     (423,229)
(Increase) decrease in inventories                                   (405,780)     (141,496)
(Increase) decrease in prepayments and other                         (133,052)      (98,613)
Increase (decrease) in accounts payable and accrued liabilities      (587,718)      206,720
Increase (decrease) in deferred revenues and deferred credit          (59,519)      (32,281)
                                                                  ------------  ------------
Total adjustments                                                  (1,625,248)     (332,255
                                                                  ------------  ------------
     Net cash used in operating activities                         (6,270,194)   (4,948,081)
                                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (620,591)     (498,745)
Intangible assets                                                     (65,157)      (55,466)
Short-term investments                                             (4,001,040)            -
                                                                  ------------  ------------
     Net cash used in investing activities                         (4,686,788)     (554,211)
                                                                  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock and warrants                          543,417       406,294
Proceeds from issuance of notes payable                                     -        65,369
Deferred offering expenses accrued                                          -       (66,838)
Dividends paid                                                       (360,921)      (79,927)
Payments of notes payable                                                   -       (35,019)
                                                                  ------------  ------------
     Net cash provided by financing activities                        182,496       289,879
                                                                  ------------  ------------

Net Decrease in Cash and Cash Equivalents                         (10,774,486)   (5,212,413)
Cash and Cash Equivalents at Beginning of Period                   20,781,026    10,748,250
                                                                  ------------  ------------
Cash and Cash Equivalents at End of Period                       $ 10,006,540   $ 5,535,837
                                                                 =============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for interest                      $      1,605   $     4,059

   The accompanying notes are an integral part of these financial statements.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION  AND  CERTAIN  SIGNIFICANT  RISKS:

LifeCell Corporation, a Delaware corporation, ("LifeCell" or the "Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company was incorporated on January 6, 1992, for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first transplantable tissue product, AlloDerm(r) acellular dermal graft, during 1994. The future operating results of the Company will be principally dependent on the market acceptance of its current and future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding. Accordingly, there can be no assurance of the Company's future success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein and "Risk Factors" in the Company's annual report on Form 10-K/A, as amended for the year ended December 31, 1997.

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

3.     INVENTORIES

Inventories consist of products in various stages produced for sale and include the costs of raw materials, labor and overhead. A summary of inventories is as follows:

                                  (unaudited)
                                 September 30,   December 31,
                                     1998          1997
                                 ------------   -------------
Raw materials used in production  $  619,535     $428,406
Work-in-process                      347,140      228,071
Finished goods                       375,503      279,921
Total inventories                 $1,342,178     $936,398
                                  ==========     ========

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

During the third quarter of 1998, the Company accrued dividends on the Series B Preferred Stock of $182,076, payable in cash. Such dividend is payable on November 15, 1998.

During the first nine months of 1998, the Company accrued dividends on the Series B Preferred Stock of $542,998, of which $179,865 was paid in cash on May 15, 1998 and $181,050 on August 15, 1998.

5.     LOSS  PER  SHARE

Loss per Common share has been computed by dividing net loss, which has been increased for imputed and stated dividends on outstanding Preferred Stock, by the weighted average number of shares of Common Stock outstanding during each period. In all applicable years, all Common Stock equivalents, including the Series B Preferred Stock were antidilutive and, accordingly, were not included in the computation.

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and all prior periods have been retroactively adjusted to conform to this statement. The implementation of Statement 128 had no effect on the Company's presentation of earnings per share due to the antidilutive nature of all of the Company's Common Stock equivalents.

Basic  loss  per  Common  share  was  calculated  as  follows  (unaudited):

                                       Three Months ended September 30,  Nine Months ended September 30,
                                       --------------------------------  --------------------------------
                                                1998          1997            1998          1997
Net Loss                                   $(1,316,307)  $(1,393,213)    $(4,644,946)  $(4,615,825)
Less:  Preferred dividends                    (182,076)     (187,236)       (542,998)     (773,279)
                                           ------------  ------------    ------------  ------------
Net Loss available per Common Share-basic  $(1,498,383)  $(1,580,449)    $(5,187,944)  $(5,389,104)
                                           ============  ============    ============  ============

Weighted average shares outstanding-basic   11,258,924     6,941,013      11,193,848     6,304,204
                                           ============  ============    ============  ============
Loss per Common Share-basic                $     (0.13)  $     (0.23)    $     (0.46)  $     (0.86)
                                           ============  ============    ============  ============


Diluted loss per Common Share is the same as basic loss per share due to the antidilutive nature of all of the Company's Common Stock equivalents.

4.     COMMITMENTS  AND  CONTINGENCIES

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

GENERAL  AND  BACKGROUND

LifeCell is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company's patented tissue processing and cell preservation technologies serve as platforms for a broad range of potential products addressing significant clinical needs in multiple markets. The Company's first commercial product is AlloDerm, a tissue graft consisting of an extracellular tissue matrix that retains the essential biochemical and structural composition of human dermis. The Company believes that AlloDerm is the only commercial tissue transplant product that promotes normal human soft tissue regeneration. The Company currently markets AlloDerm in the United States and internationally for use in reconstructive plastic, dental and burn surgery, and it has been successfully transplanted in approximately 30,000 patients. LifeCell's development programs include Micronized AlloDerm (tm) (AlloDerm reduced to the size necessary for needle injection), vascular grafts, nerve connective tissue, heart valves and ThromboSol(tm) platelet storage solution.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997

The net loss for the three months ended September 30, 1998, decreased 6% to approximately $1.3 million compared to approximately $1.4 million for the same period of 1997. The decrease was principally attributable to increased revenues from product sales, as well as increased income from investments. These increased revenues were offset in part by higher costs associated with the Company's increased marketing activities for its AlloDerm products, increased investment in the Company's product development programs and increased expenditures for the infrastructure to support these activities.

Total revenues for the three months ended September 30, 1998, increased 36% to approximately $2.2 million compared to approximately $1.6 million for the same period of 1997. Approximately $597,000 of such increase was attributable to increased sales of products, which were the result of expanded sales and marketing activities and increased distribution activities during the 1998 period.

Cost of goods sold for the three months ended September 30, 1998 was approximately $731,000, resulting in a gross margin of approximately 64%. The gross margin for the same period of 1997 was approximately 51%. The increase in gross margin was principally attributable to the implementation of certain production efficiencies and the allocation of fixed costs to higher volumes of products produced in 1998, as well as increases in sales of certain higher margin AlloDerm products and prices of certain AlloDerm products.

Research and development expenses for the three months ended September 30, 1998, increased 59% to approximately $878,000 compared to approximately $554,000 for the comparable period in 1997. The increase in research and development expense was primarily attributable to increased animal and clinical studies to expand the uses of AlloDerm. In addition, the Company has dedicated increased resources to product development programs such as Micronized AlloDerm(tm) and vascular grafts.

General and administrative expenses during the three months ended September 30, 1998, increased 11% to approximately $571,000 compared to approximately $516,000 for the same period of 1997. The increase was principally attributable to several factors, including the recruitment and hiring of personnel to support the expansion of sales of AlloDerm and products under development.

Selling and marketing expenses increased 16% to approximately $1.6 million during the three months ended September 30, 1998 compared to approximately $1.3 million for the same period of 1997. The increase was primarily attributable to the addition of domestic sales and marketing personnel and increased international marketing costs related to AlloDerm.

Interest income and other, net increased 147% to approximately $207,000 during the three months ended September 30, 1998 compared to approximately $84,000 for the same period of 1997. The increase was principally attributable to higher funds available for investment during the current period as a result of the approximately $16.0 million net proceeds received from the Company's December 1997 public offering of shares of common stock.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1998  AND  1997

The net loss for the nine months ended September 30, 1998, increased 1% to approximately $4.6 million compared to approximately $4.6 million for the same period of 1997. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products, increased investment in the Company's product development programs and increased expenditures for the infrastructure to support these activities. The increase in net loss was offset partially by increased product sales, as well as, higher interest income from investments.

Total revenues for the nine months ended September 30, 1998, increased 58% to approximately $6.3 million compared to approximately $4.0 million for the same period of 1997. An approximately $2.6 million increase in sales of products were the result of expanded sales and marketing activities and increased distribution activities during the 1998 period. This increase was offset in part by an approximately $256,000 decrease in revenues from funded research and development. The research and development funding available to the Company through grants and alliances was lower during the nine months ended September 30, 1998 compared to the same period of 1997. Amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the periods.

Cost of goods sold for the nine months ended September 30, 1998 was approximately $2.3 million resulting in a gross margin of approximately 61%. The gross margin for the same period of 1997 was approximately 47%. The increase in gross margin was principally attributable to the implementation of certain production efficiencies and the allocation of fixed costs to higher volumes of products produced in 1998, as well as an increase in sales of certain higher margin AlloDerm products and prices of certain AlloDerm products.

Research and development expenses for the nine months ended September 30, 1998, increased 50% to approximately $2.5 million compared to approximately $1.7 million for the comparable period in 1997. The increase in research and development expense was primarily attributable to increased animal and clinical studies for the expanding uses of AlloDerm. In addition, the Company has dedicated increased resources to product development programs such as Micronized AlloDerm (tm).

General and administrative expenses during the nine months ended September 30, 1998 increased 16% to approximately $2.3 million compared to approximately $2.0 million for the same period of 1997. The increase was attributable to various factors, including the fee paid during the second quarter to NASDAQ in connection with the listing of the Company's common stock on the NASDAQ National Market System. In addition, the increase was related to a reduction in the value of certain intangible assets recorded in the first quarter of 1998, the costs associated with retaining a financial advisor for the company's business development activities and the recruitment and hiring of additional personnel to support the Company's commercialization of AlloDerm and products under development.

Selling and marketing expenses increased 28% to approximately $4.6 million during the nine months ended September 30, 1998, compared to approximately $3.6 million for the same period of 1997. The increase was primarily attributable to the addition of domestic sales and marketing personnel, expansion of marketing activities as well as increased international selling and marketing costs related to AlloDerm.

Interest income and other, net, increased 114% to approximately $686,000 during the nine months ended September 30, 1998, compared to approximately $320,000 for the same period of 1997. The increase was principally attributable to higher funds available for investment during the current period as a result of the approximately $16.0 million net proceeds received from the Company's December 1997, public offering of shares of common stock.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, external funding of research activities and interest on investments.

LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, participate in technical seminars and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products and research and development funding received from others. While the Company believes that its existing available funds will be sufficient to meet its current operating and capital requirements through at least mid 2000, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during the remainder of 1998 and 1999, and the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

In June 1998, LifeCell received proceeds of $500,000 from to the sale of the Company's Common Stock to an unaffiliated party in connection with the settlement of prior litigation. The selling price, as determined by the settlement agreement, was $7.62 per share.

LifeCell has incurred losses since inception and therefore has not been subject to federal income taxes. As of December 31, 1997, LifeCell had net operating loss (NOL) and research and development tax credit carryforwards for income tax purposes of approximately $31.8 million and $420,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The Company's sale of common stock in a public offering in December 1997 resulted in an ownership change for federal income tax purposes. Taking into account the ownership change, the Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income will be approximately $2.6 million per year on a cumulative basis.
Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL and tax credit carryforwards.

YEAR  2000  COMPLIANCE.

In recent years, the Company has been replacing and enhancing its information systems to gain operational efficiencies and keep pace with the Company's growth. In conjunction with these activities, the Company has been preparing its information systems for the year 2000.

The Company has completed a comprehensive assessment of the impact of the year 2000 on its internal information systems and applications and intends to make the necessary revisions or upgrades to its systems to render them year 2000 compliant. The Company is also focusing on compliance attainment efforts and key interfaces with vendors. To date, all of the Company's critical software applications have been certified Year 2000 compliant. The Company's computer hardware is in the process of final testing, and the Company expects that it will be compliant by the first quarter of 1999. Notwithstanding the Company's efforts, the Company could experience disruptions to some aspects of its activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. The Company is, developing, therefore, contingency plans to mitigate the extent of any such potential disruption to business operations. The Company does not expect that the costs of addressing potential year 2000 issues will have a material adverse impact on the Company's results of operations or financial position.

There can be no assurances that the efforts or the contingency plans related to the Company's systems, or those of others relied upon by the Company, will be successful or that any failure to convert, upgrade or plan appropriately for contingencies would not have a material adverse effect on the Company.

The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS  AND  RISK  FACTORS.

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

ITEM  2.  CHANGES  IN  SECURITIES.

None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

         a.  Exhibits

10.1     Agreement  dated  August 19, 1998 between LifeCell Corporation and Paul
         M.  Frison
10.2     Agreement  dated  October 5, 1998 between LifeCell Corporation and Paul
         G.  Thomas
10.3 Letter agreement dated September 8, 1998 between LifeCell Corporation and Paul G. Thomas, as amended by letter agreements dated September 9, 1998 and September 29, 1998
27.1     Financial  Data  Schedule

         b.  Reports  on  Form  8-K

             NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LIFECELL  CORPORATION



Date:  November  13,  1998               By:  /s/  Paul  G.  Thomas
                                              ---------------------
                                              Paul  G.  Thomas
                                              President  and  Chief
                                              Executive  Officer




Date:  November  13,  1998               By:  /s/  Lynne  P.  Hohlfeld
                                              ------------------------
                                              Lynne  P.  Hohlfeld
                                              Controller,  Principal
                                              Accounting  Officer

EXHIBIT  INDEX

10.1     Agreement  dated  August 19, 1998 between LifeCell Corporation and Paul
         M.  Frison
10.2     Agreement  dated  October 5, 1998 between LifeCell Corporation and Paul
         G.  Thomas
10.3 Letter agreement dated September 8, 1998 between LifeCell Corporation and Paul G. Thomas, as amended by letter agreements dated September 9, 1998 and September 29, 1998
27.1     Financial  Data  Schedule