Form 10-K
LIFECELL CORP
filed 1999-03-31
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998      COMMISSION FILE NUMBER 0-19890

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

                          Common Stock, $.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]   No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock (Common Stock and Series B Preferred Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of March 23, 1999: $58,934,467.
Number  of shares of registrant's Common Stock outstanding as of March 23, 1999:
11,638,092. (If the Series B Preferred Stock had converted into Common Stock as of such date, there would be 15,458,221 shares of Common Stock outstanding.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to the 1999 annual meeting of stockholders have been incorporated by reference into Part III hereof.

                                            TABLE OF CONTENTS

                                                DESCRIPTION

Item                                                                                                   Page
----                                                                                                   ----
PART I                                                                                                    3
  Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
            General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
            Technology. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
            Strategy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
            Products and Product Development Activities . . . . . . . . . . . . . . . . . . . . . . .     5
            Marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10
            Sources of Materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
            Government Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
            Research and Development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
            Patents, Proprietary Information and Trademarks . . . . . . . . . . . . . . . . . . . . .    16
            Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
            Environmental Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
            Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
            Special Note Regarding Forward-Looking Statements . . . . . . . . . . . . . . . . . . . .    18
            Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
  Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
  Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
  Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .    25

PART II                                                                                                  25
  Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters . . . . . . . .    25
            Dividend Policy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
  Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations . .    27
            General and Background. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28
            Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28
            Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29
  Item 7A.  Quantitative and Qualitative Disclosure About Market Risk . . . . . . . . . . . . . . . .    30
  Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . .    30
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . .    30

PART III                                                                                                 31
  Item 10.  Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . .    31
  Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31
  Item 12.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . .    31
  Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . .    31
PART IV                                                                                                  31
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. . . . . . . . . . . . .    31

                                     PART I

     This Annual Report on Form 10-K contains, in addition to historical information, "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See "Business-Special Note Regarding Forward-Looking Statements."

ITEM  1.     BUSINESS

GENERAL

     LifeCell Corporation ("LifeCell" or the "Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company's patented tissue processing and cell preservation technologies serve as platforms for a broad range of potential products addressing significant clinical needs in multiple markets. The Company's first commercial product is AlloDerm , a tissue processing technology that provides a graft ("AlloDerm") consisting of an extracellular tissue matrix that retains the essential biochemical and structural composition of human dermis. The Company believes that AlloDerm is the only commercially available tissue transplant product that provides a complete template for the regeneration of normal human soft tissue. AlloDerm currently is being marketed in the United States and internationally for use in reconstructive plastic, dental and burn surgery applications. The Company estimates that AlloDerm has been transplanted in more than 40,000 patients. LifeCell also is developing several additional products, including a micronized form of AlloDerm ("Micronized AlloDerm "), vascular grafts, nerve connective tissue grafts, and ThromboSolTM platelet storage solutions ("ThromboSol").

     LifeCell was incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986.

TECHNOLOGY

     The Company's product development programs have been generated from the following proprietary technologies:

     - a method for producing an extracellular tissue matrix by removing antigenic cellular elements while stabilizing the matrix against damage;

     - a method for cell preservation by manipulating cells through signal transduction (i.e., manipulation of cellular metabolism) to protect cells during prolonged storage; and

     - a method for freeze-drying biological cells and tissues without the damaging effects of ice crystals.


     Tissue  Processing  Technology

     LifeCell's tissue processing technology removes antigenic cells from the tissue matrix to eliminate the potential for specific rejection of the transplanted tissue. The Company's tissue processing technology also (i) stabilizes the tissue matrix by preserving its natural structure and biochemical properties that promote cell repopulation and (ii) allows for extended storage by freeze-drying the tissue matrix without significant ice crystal damage thus avoiding a non-specific immune response upon transplantation.

     Soft tissue contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins, growth factors and blood vessels (the "tissue matrix"). Together, the tissue matrix and the cells that populate it form the soft tissues of the body, such as dermis, heart valves, blood vessels, nerve connective tissue, and other tissue types. As part of the body's natural remodeling process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix. However, in the event that a large portion of the tissue matrix is destroyed or lost as a result of trauma or surgery, the body cannot regenerate the damaged portion. The only method of replacing large sections of the tissue matrix is through transplantation.

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

     LifeCell believes its tissue processing technology offers the following important benefits:

          Natural Tissue Regeneration. Tissue grafts produced with LifeCell's tissue processing technology retain the structural and biochemical properties that stimulate normal cell repopulation and normal soft tissue regeneration. In addition, the Company's clinical studies with dermis and preliminary animal studies with heart valve leaflets, nerve connective tissue grafts, and vascular grafts processed with the Company's technology indicate that such tissues can be remodeled by the recipient's own cells and eventually become the recipient's own tissue.

          Multiple Potential Applications. The Company believes that its tissue processing technologies have the potential to generate additional products with multiple applications. In addition to the current commercial applications of AlloDerm (i.e., reconstructive plastic, dental and burn surgery), the Company believes that AlloDerm may provide additional benefits in neurosurgery, urological surgery, gynecological surgery and orthopedic surgery. The Company also is evaluating the applicability of its technologies to other tissues and is conducting animal studies with nerves and blood vessels processed with the Company's technology.

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

          Prolonged Shelf-Life. The Company's proprietary tissue processing technology allows extended storage and ease of transportation of products. AlloDerm is validated for storage at normal refrigerated temperatures for up to two years. In contrast, traditionally processed skin allografts require low temperature (-80 C) storage and shipping with dry ice.

          Compatibility  with  Other  Technologies.  Several  types  of  tissues processed with the Company's technology retain important biochemical components, such as proteoglycans including hyaluronic acid. These biochemical components bind growth factors that stimulate tissue regeneration. As a result, the Company believes it may be possible to utilize its technology to develop tissue-based delivery vehicles for these factors and cells.

     Cell  Preservation  Technology

     Blood cells circulating within the body are exposed to multiple factors which maintain their stability and prevent activation. When blood cells are removed from the body for storage, these stabilizing influences are absent and results in the destabilization and irreversible activation of the cells. These damaging events currently limit the shelf life of transfusable red blood cells to 42 days under refrigeration and blood platelets to five days at room temperature.

     LifeCell's cell preservation technology mimics the stabilizing influences that are present in the body through manipulation of signal transduction mechanisms that control cellular metabolism, combined with either low temperature storage or the Company's patented freeze-drying technology. If successfully implemented, LifeCell's cell preservation technology could result in multiple products for the preservation of directly transfusable blood cells with extended shelf life which could be stored in a manner consistent with current blood banking practices.

STRATEGY

     LifeCell's objective is to be a leader in the research, development, manufacturing, sales and marketing of tissue regeneration and cell preservation products. The Company's primary focus is on the broad commercialization of its first product, AlloDerm. LifeCell's strategy includes the following principal elements:

     EXPANDING PENETRATION OF ALLODERM INTO CURRENT TARGET MARKETS

     The Company intends to expand the penetration of its AlloDerm products into certain target markets. The Company currently markets AlloDerm for use in reconstructive plastic, dental and burn surgery in domestic and selected international markets through its own sales force and through distributors. LifeCell intends to increase the penetration of AlloDerm into these markets by
(i) conducting additional clinical studies to demonstrate the benefits of AlloDerm compared to other current therapies, (ii) supporting publications in leading scientific journals describing the uses and benefits of AlloDerm, (iii) utilizing the Company's expanded sales and marketing staff to call on a broader audience of hospital-based surgeons, (iv) strengthening the Company's current specialty distributor relationship with Lifecore Biomedical, Inc., ("Lifecore Biomedical"), the Company's exclusive distributor in the United States for periodontal applications of AlloDerm, and building new relationships with potential distributors for other specialty fields of use, and (v) participating at trade shows and sponsoring educational and surgical training workshops on the use of AlloDerm.

     EXPANDING THE USE OF ALLODERM INTO NEW APPLICATIONS

     LifeCell intends to expand the use of AlloDerm into the fields of neurology, urology and gynecology. In these markets, surgeons have used AlloDerm as implants and grafts for dura mater replacements, bladder slings and pelvic floor repair. In March 1999, LifeCell signed an agreement with Boston Scientific Corporation ("Boston Scientific") for the exclusive worldwide distribution of its AlloDerm processed acellular tissue matrix for use in urology and gynecology. LifeCell is evaluating the use of its tissue matrix in each of these procedures in animal and clinical studies.

     LEVERAGING TECHNOLOGY PLATFORMS TO DEVELOP NEW PRODUCTS

     The Company plans to broaden the use and application of its tissue processing and cell preservation technologies to develop new products. The Company currently is developing Micronized AlloDerm, a micronized form of AlloDerm that it believes may be useful in dermatological and reconstructive applications as well as in the treatment of urinary incontinence. In addition, the Company intends to apply its tissue processing technology in the development of products based on other tissues, including vascular grafts, and nerve connective tissues. The Company also is utilizing its proprietary cell preservation technology in the development of solutions that would extend the shelf-life of platelets and red blood cells. LifeCell plans to establish collaborative out-licensing arrangements with appropriate partners to fund the development and commercialization of certain of these products.

     PRODUCTS AND PRODUCT DEVELOPMENT ACTIVITIES

     The following table sets forth information about AlloDerm and the Company's products under  development.

CURRENT USES OF ALLODERM                  APPLICATIONS (1)                                     STATUS (2)
Reconstructive Plastic Surgery            Soft tissue repair and replacement                   Commercial
Periodontal Surgery                       Gingival grafts, root coverage, ridge augmentation   Commercial
Burns                                     Dermal grafts                                        Commercial
POTENTIAL NEW USES OF ALLODERM PRODUCTS   APPLICATIONS (1)                                     STATUS (2)
Urological and Gynecological Surgery      Bladder sling                                        Near-commercial
  Pelvic floor repair                     Near-commercial
Neurosurgery (NeoDura )                   Duraplasty                                           Near-commercial
Micronized AlloDermTM                     Plastic and reconstructive procedures                Near-commercial
  Urinary incontinence                    Development
General Surgery                           Abdominal wall closure                               Development
  Prevention of surgical adhesions        Development
Orthopedic Surgery                        Capsular ligament reinforcement                      Development
  Tendon, meniscus, cartilage repair      Research
ADDITIONAL PRODUCTS                       APPLICATIONS (1)                                     STATUS (2)
Vascular Grafts                           Coronary artery bypass                               Development
  Below-knee peripheral bypass            Pre-clinical
  Arterial-venous fistula                 Pre-clinical
Nerve Connective Tissue                   Nerve regeneration                                   Pre-clinical
ThromboSol                                Platelet storage solution                            Clinical Feasibility
Red Blood Cell Preservation               Extended storage of red blood cells                  Research

     (1) LifeCell markets AlloDerm for the repair or replacement of damaged or inadequate integumental tissue. LifeCell may not promote AlloDerm for certain uses without approval of the United States Food and Drug Administration (the "FDA"). Products other than AlloDerm may require separate filings with and approvals of the FDA. While some of these products may be commercialized at this time, there can be no assurance that the FDA will not require pre-market clearance or approval in the future or take other regulatory action. See "-Government Regulation."

     (2) "Research" indicates a project in which proof-of-concept has not yet been established. "Preclinical" indicates a project in which animal studies have been conducted, are being conducted or are planned. "Development" indicates projects in which proof-of-concept has been established through in vitro or early-stage animal studies or post-market clinical use and the Company is conducting or intends to conduct further animal studies and clinical studies. "Clinical feasibility" indicates early-stage trials in humans are being conducted. "Near-Commercial" indicates applications that LifeCell expects will be commercially available in 1999. "Commercial" indicates applications for which surgeons currently are using the product. However, commercial does not necessarily indicate that all factors, such as long-term efficacy, have been determined.

     The products or products under development listed in the preceding table are in various stages of research, development or commercialization. There can be no assurance that the products under development will be successfully developed or manufactured. Certain of the products under development will require regulatory approval before commercialization. Additionally, the regulatory status of AlloDerm when promoted for certain uses is currently uncertain. There can be no assurance that any product or product under development will receive regulatory approval if required, meet price or performance objectives, be developed on a timely basis or prove to be as effective or as well received as competing products. See "-Government Regulation."

     ALLODERM  PRODUCTS

     AlloDerm is an cellular tissue matrix graft processed with LifeCell's proprietary a tissue processing technology from donated human (cadaveric) skin. The Company believes that AlloDerm is the only transplant tissue product on the market today that promotes the regeneration of normal human soft tissue. Following transplant, the AlloDerm graft becomes repopulated with the patient's own cells and is revascularized (i.e., blood supply is restored), becoming engrafted into the patient. AlloDerm has multiple surgical applications and is currently used predominately in reconstructive plastic, periodontal and burn surgery. There are additional applications for AlloDerm, such as urological, gynecological, neurological and general surgery, for which LifeCell is pursuing market entry and penetration.

     LifeCell receives donated human skin from unaffiliated and independent tissue banks in the United States. LifeCell requires the tissue banks supplying the Company with tissue to comply with the FDA's human tissue regulations. In addition, the Company requires supplying tissue banks to comply with procedural guidelines outlined by the American Association of Tissue Banks. LifeCell conducts microbiological and other quality assurance testing before AlloDerm tissue products are released for shipment. See "-Government Regulation."

     LifeCell has established what we believe to be adequate sources of donated skin tissue at acceptable costs to satisfy the foreseeable demand for AlloDerm tissue products. However, there can be no assurance that the future availability of donated human skin will be sufficient to meet LifeCell's demand for such materials. AlloDerm is shipped at ambient temperature by overnight delivery services and has a two-year refrigerated shelf-life. See "-Sources of Materials."

     RECONSTRUCTIVE PLASTIC SURGERY. In November 1995, LifeCell began marketing AlloDerm to reconstructive plastic surgeons for use as a soft tissue implant to repair or replace tissue deficits, as an interpositional graft for tissue closure or repair, as a graft or implant for scar revision, as a protective sheath covering nerves and tendons and as a sling to support tissue following nerve or muscle damage.

     Based on industry sources, LifeCell estimates there are approximately 1 million reconstructive surgical procedures performed annually in the United States in which AlloDerm could be used. The Company estimates that its target market for sheet AlloDerm is 241,000 procedures. These procedures include various head and neck aesthetic surgeries, cancer reconstruction, scar revision and oral cavity reconstruction. In these procedures, the greatest competitive pressures to AlloDerm are from autologous tissue, synthetic and biosynthetic materials. The disadvantages of using autologous tissue is the creation of a separate donor site wound and the associated pain, healing, and scarring from this additional wound. The disadvantages of using synthetic materials are the susceptibility of synthetics to infection, the graft moving away from the transplanted area (mobility), and erosion of the graft through the skin (extrusion). Additionally, some biosynthetic materials may include bovine collagen, which requires patient sensitivity testing.

     PERIODONTAL SURGERY. LifeCell began marketing AlloDerm to periodontists in September 1995. Since June 1997, Lifecore Biomedical, Inc. has served as the Company's exclusive distributor in the United States of AlloDerm for use in periodontal applications. Periodontal surgeons use AlloDerm to increase the amount of attached gum tissue supporting the teeth. Until the development of AlloDerm, these procedures were predominately performed with autologous tissue excised from the roof of the patient's mouth and then transplanted to the gum.

     AlloDerm also is used in periodontal procedures for covering exposed tooth roots. This procedure involves placing AlloDerm underneath gum tissue, which is then lifted up to cover the exposed root. AlloDerm allows for the coverage of multiple exposed roots in a single surgery without being limited by the availability of autologous palatal tissue. AlloDerm has been evaluated in a clinical study of 50 patients in which AlloDerm proved equivalent to autologous connective tissue grafts for covering roots. The patients were also spared the pain and discomfort associated with the excision of the palatal autograft.

     In mid 1998, LifeCell and Lifecore Biomedical began marketing AlloDerm for use in root coverage procedures. Based on industry sources, the Company estimates 250,000 root coverage procedures in which AlloDerm could be used are performed annually in the United States.

     AlloDerm tissue products also are used as barrier membranes in guided bone regeneration. In this function, the AlloDerm tissue serves as a barrier over allograft bone grafts or bone substitutes, which are used to restore degenerated alveolar bone.

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

     BURNS. During 1994, LifeCell began commercial sales of AlloDerm for use in the treatment of third-degree and deep second-degree burns requiring skin grafting. Skin is the body's largest organ and is the first line of defense against invasion of foreign substances. It contains two functional layers, the upper surface consisting primarily of cells (epidermis) and an underlying foundational layer consisting primarily of extracellular matrix proteins and collagen (dermis). The epidermis functions as a water barrier and maintains hydration. The dermis provides other important skin properties including tensile strength, durability and elasticity. Dermis, like many other tissues of the body, is not capable of de novo regeneration. The most conservative and common surgical treatment of third-degree and deep second-degree burns use split-thickness skin autografts (the epidermal layer and a portion of the dermis) taken from uninjured areas of the patient's body. The surgical procedure when using AlloDerm in treating these patients is to place AlloDerm where the patient is missing dermis and cover the AlloDerm with an ultra-thin split-thickness skin autograft (the epidermal layer and a much thinner portion of the dermis). This procedure has produced comparable results to normal autografts while significantly reducing donor site trauma.

     The use of AlloDerm in burn grafting has clinically shown performance equivalent to autograft in reducing the occurrence and effects of scar contracture. Scar contracture is a progressive tightening of scar tissue which can cause skin and joint immobility. Severe scar contracture can limit the use and function of all mobile joints, such as the arms, legs, feet, hands and neck. Burn patients commonly undergo or need repetitive reconstructive surgeries for scar contracture. LifeCell believes that AlloDerm provides significant therapeutic value when used in burn grafting over a patient's mobile joints.

     Based on industry sources, the Company estimates that approximately 75,000 people are hospitalized each year in the United States due to burns and that more than 20,000 of such patients are admitted with major burns requiring skin grafts. LifeCell believes AlloDerm could be used effectively with all of these patients.

      NEUROSURGERY. Dura mater, the protective tissue lining of the brain and spinal cord, can become damaged by trauma, disease, or as a result of a surgical procedure. Since 1996, surgeons have used AlloDerm as a replacement for dura mater for patients undergoing brain or spinal surgeries. During a two year period from June 1996 to March 1998, an independent hospital used and evaluated AlloDerm as a dura graft in over 200 patients. The patients experienced no known complications as a result of the AlloDerm graft.

     The competitive products to NeoDura (AlloDerm for dura mater replacement surgery) are autologous tissue, allograft dura mater and bovine pericardium. The use of allograft dura mater and bovine products has declined because of concerns over disease transmission. The Company believes that NeoDura may be preferred over allograft dura mater because certain neurological diseases, such as Creutzfeld Jacob Disease, have not been documented to occur in dermis, the source material for NeoDura. The Company believes that NeoDura has an advantage over autologous tissue because of the elimination of the autologous tissue donor site trauma.

     The FDA currently regulates allograft dura mater as a medical device and thus is subject to premarket notification requirements. In December 1997, the FDA notified the Company that AlloDerm, when labeled and promoted for use in dura mater replacement procedures, also will be classified as a Class II medical device. LifeCell has submitted a 510(k) premarket notification to the FDA for a dura mater substitute. Regulatory clearance time for products for similar indications have ranged from three to nine months. However, there can be no assurance that this product will receive 510(k) clearance on a timely basis, if at all.

     UROLOGY AND GYNECOLOGY SURGERY. Since 1997, surgeons have used AlloDerm in urological and gynecological procedures in the treatment of urinary incontinence and to repair damaged or inadequate female pelvic tissues. Urinary incontinence affects approximately 13 million Americans, 85% of whom are women. Fewer than half of these individuals currently seek treatment due to combined factors of embarrassment and a lack of acceptable therapeutic options for some types of incontinence. Some forms of urinary incontinence can be treated with a sling, which involves lifting and supporting the bladder neck to provide urethral support and compression.

     Cystocele, rectocele and other pelvic floor conditions also occur frequently in women and require soft tissue surgical repair. These conditions are particularly common after multiple vaginal births and cause significant discomfort to the patient. It is common that these conditions exist with or cause urinary incontinence. Therefore, it is becoming the current standard of care to correct pelvic floor conditions at the same time as a sling or suspension procedure to ensure that there are no conditions that can adversely affect patient outcome.

     Currently, materials used for slings and pelvic floor repair surgeries include autologous tissue, synthetic materials and cadaveric fascia. The autologous tissue often is taken from the patient's thigh or abdomen resulting in a painful donor site. The greatest drawback of using synthetic materials is the occurrence of erosion through the urethra or vaginal wall causing pain and infection, necessitating repeat surgery. Cadaveric fascia commonly is used with minimal complications but currently is undergoing supply constraints. LifeCell believes that its acellular tissue matrix as a sling provides a safe and effective alternative that eliminates the need for a donor site, will repopulate as the patient's own tissue, will not erode through the soft pelvic tissues, and is available in adequate supply.

     Annually in the United States, there are approximately 190,000 retropubic suspensions, bladder neck suspensions, and sling procedures performed of which approximately 50,000 are bladder slings that could use LifeCell's acellular tissue matrix as the sling material. Also, there are approximately 215,000 pelvic floor procedures performed annually in the United States of which 180,000 could utilize LifeCell's acellular tissue matrix for the soft tissue repair. LifeCell's acellular tissue matrix has already been used in over 300 patients for the treatment of incontinence and various pelvic floor repair surgeries. LifeCell believes that the use of its acellular tissue matrix in slings and pelvic floor repair falls within the FDA classification of "human tissue" intended for transplantation. However, there can be no assurance that the FDA
would  agree.   See  "-Government  Regulation."

     In March 1999, LifeCell and Boston Scientific entered into an agreement pursuant to which Boston Scientific will act as the Company's exclusive distributor worldwide for the Company's acellular tissue matrix for use in urology and gynecology.

     POTENTIAL ORTHOPEDIC APPLICATIONS OF ALLODERM. The Company has been advised that a small number of surgeons have used AlloDerm to reinforce the capsular ligament surrounding certain joints. Based on preliminary results of these procedures reported to the Company by these surgeons, the Company intends to explore the use of AlloDerm to repair several defects associated with joints. These procedures may include capsular ligament reinforcement, ligament repair and articular and meniscal cartilage repair. See "-Government Regulation."

     FDA STATUS OF ALLODERM. The FDA has notified the Company that the use of AlloDerm for replacement or repair of damaged or inadequate integumental tissue is "human tissue" within the meaning of the human tissue for transplantation regulations. The FDA has notified the Company that AlloDerm should be regulated as a Class II medical device when it is labeled and promoted as a dura mater replacement. However, it is unclear whether the FDA would agree that the following indications for which AlloDerm has been used by physicians (and for which the Company may want to promote AlloDerm in the future) is human tissue or whether the FDA would regulate AlloDerm under its medical device authorities for these indications: (i) graft for guided bone regeneration; (ii) oncological reconstruction; (iii) urological and gynecological applications; (iv) orthopedic surgeries; and (v) general surgeries. There can be no assurance that the FDA will not require the submission of premarket approval applications supported by extensive clinical data for some or all of these products. See "-Government Regulation."

     MICRONIZED ALLODERM(TM)

     LifeCell is developing a micronized form of AlloDerm (AlloDerm reduced to the size necessary for delivery by a needle) for use in multiple applications, including urological, dermatological, and reconstructive applications. The Company has conducted various animal studies and is conducting clinical studies to evaluate the safety and efficacy of a micronized form of AlloDerm. Based on the information from these studies to date, the Company is developing the product manufacturing processes and intends to start commercial sale of the product during 1999. A micronized form of AlloDerm would allow for delivery of AlloDerm through the use of a syringe, rather than a surgical incision. LifeCell believes that the delivery of AlloDerm by injection would create additional market opportunities that are impenetrable by the sheet form of AlloDerm.

     The  Company  believes  that  two  principal  urological uses of Micronized
AlloDerm may be for the treatment of urethral sphincter deficiency, a common cause of urinary incontinence, and vesicoureteric reflux, which is the most common cause of renal failure in children. One treatment for these conditions has been injecting bovine collagen to bulk the sphincter muscle or to recreate the proper angle of the urethra or the ureter. Based on an independent market research report, the Company estimates there were approximately 118,000 injections of bovine collagen in 1996 to treat urinary conditions for 33,000 individuals in the United States. A significant drawback of bovine collagen in these procedures is that the body recognizes the bovine collagen as a foreign material and eventually resorbs the injected material requiring repeated injections to maintain continence or reflux correction. LifeCell currently is testing the persistence of Micronized AlloDerm in animals for the treatment of urological disorders.

     Micronized AlloDerm may also be useful in plastic reconstructive and dermatological procedures, such as correction of facial and body soft tissue deficits, the revision of acne scars and wrinkle correction. Some of these procedures currently use bovine collagen injections. LifeCell's target market in plastic and reconstructive procedures is approximately 240,000 dermal grafts currently performed annually in the United States. The greatest competitive pressure will be from injectable bovine collagen. The disadvantages of bovine collagen include the requirement for pre-procedural sensitivity testing and its limited persistence over time due to resorption, generally requiring additional injections after two to 12 months. The Company believes that Micronized AlloDerm will not require sensitivity testing and may potentially persist longer than bovine collagen, possibly reducing the requirement for patients to have multiple injections.

     The FDA regulatory status of Micronized AlloDerm in the United States is uncertain. Although the Company believes that this form of AlloDerm should be classified as human tissue intended for transplantation, there can be no such assurance that the FDA would agree. Additionally, even if some configurations or uses of Micronized AlloDerm are classified as human tissue, other configurations such as those packaged to facilitate use by the physician, as well as certain clinical applications may be regulated by the FDA as a medical device. If the product is classified as a device by the FDA, extensive delays may be encountered before the time, if ever, that the product may be commercially distributed. See "-Government Regulation."

     CARDIOVASCULAR TISSUE PRODUCTS

     LifeCell is conducting animal studies to evaluate small-diameter vascular graft products for potential use in cardiovascular and vascular surgery. If successfully developed, a vascular graft could be used in coronary artery bypass procedures or used to restore peripheral blood circulation in patients with vascular insufficiency, such as below-knee bypass procedures. Approximately 200,000 coronary artery bypass procedures are performed annually in the United States, according to an independent market research report. LifeCell currently
is  using  allograft  blood  vessels  for  this  development  project.   See
"-Government  Regulation."

     In 1994, LifeCell and Medtronic, Inc. ("Medtronic") entered into a license and development agreement for the development and potential commercialization of xenograft and allograft heart valves processed with LifeCell's technology. In December 1998, LifeCell and Medtronic mutually agreed to terminate this license and development agreement. This allowed LifeCell to regain all rights to its cardiovascular technology and to focus on the more near-term opportunities of this technology. See "-Research and Development."

     Based on early-stage research, the Company believes that it may be possible to develop porcine heart valves based on the same technology that the Company uses to produce AlloDerm tissue products. However, due to the long-term process required to develop and commercialize a xenograft heart valve product, LifeCell is shifting its cardiovascular technology resources from heart valves to vascular grafts.

     NERVE  CONNECTIVE  TISSUE

     LifeCell is conducting research for the development of nerve matrix grafts using the Company's proprietary technology. If successfully developed, such products would provide the template for nerve regeneration following trauma. The Company's research program seeks to determine whether nerve tissue processed with the Company's technology to preserve significant biochemical or other matrix-based characteristics will enhance or promote the regeneration of nerves. See "-Government Regulation."

     BLOOD  CELL  PRESERVATION

     LifeCell is developing ThromboSol platelet storage solution to extend the shelf life of transfusable platelets and other methods to extend the shelf life of red blood cells, white blood cells and stem cells.

     THROMBOSOL. LifeCell is developing ThromboSol, a patented biochemical formulation designed to protect transfusable platelets from damage during storage at low temperatures. The expected use of the product would be by blood banks to increase the safety and extend the shelf-life of transfusable platelets, thereby increasing the supply of available platelets, as well as to store autologous platelets in advance for individuals expecting to undergo surgery or chemotherapy. There were approximately 7.9 million platelet units transfused in the United States in 1994, according to an industry survey.

     Platelets are blood cells that initiate clotting. Untreated platelets are sensitive to storage at low temperatures and cannot be effectively refrigerated. Presently, platelets are stored at room temperature and, due to the risk of microbial contamination, have a limited shelf-life of five days. LifeCell has shown in laboratory tests that the addition of ThromboSol solution preserves the in vitro functional aspects of refrigerated platelets for up to nine days and frozen platelets for more than one year.

     LifeCell currently is conducting biocompatability testing on the ThromboSol solutions that it expects to complete in 1999. A pilot clinical study under a physician-sponsored Investigational New Drug ("IND") was conducted during 1998 and the study found that ThromboSol treated cryopreserved platelets performed better than standard cryopreserved platelets. LifeCell currently is conducting a second ThromboSol pilot clinical study to test the performance of refrigerated platelets that it expects to complete in mid 1999. LifeCell intends to license this product to major pharmaceutical and or other companies for commercial development. See "-Government Regulation."

     RED BLOOD CELLS. LifeCell is conducting research to develop procedures to freeze and freeze-dry red blood cells. Such technology would be used by blood banks for long-term storage of donated units of red blood cells, extending the available blood supply, and for storage of autologous red blood cells for individuals expecting to require blood transfusions as part of planned surgery.

     Approximately 13 million units of blood are donated each year in the United States. Red blood cells currently may be stored up to 42 days under refrigeration. Current procedures to freeze red blood cells require the use of cryoprotectant solutions that are toxic to the recipient and must be removed by washing the cells prior to transfusion. This removal procedure is labor-intensive and requires the immediate transfusion of the thawed and washed blood. The Company believes that the successful development of non-toxic low temperature methods of storage could simplify the use of frozen blood and potentially allow widespread storage of autologous blood.

     Numerous companies are attempting to develop blood substitute products and others are developing simple closed loop cell washing methods or developing technologies to inactivate bacterial or viral contaminants in donated blood. Successful development of these products could affect the demand for any products developed by LifeCell. Any product developed will require extensive regulatory approvals, including approval of an IND by the FDA to conduct clinical trials. See "-Government Regulation."

     CRYOPRESERVED  ALLOGRAFT SKIN

     In April 1995, LifeCell began processing and distributing cryopreserved allograft skin for use as a temporary or transitional covering for severe burn wounds. For patients with extensive burns, allograft skin assists in stabilizing the patient and preparing the wound bed for a permanent graft. Revenues from the sale of cryopreserved allograft skin were approximately $403,000, $470,000, and $601,000 during 1996, 1997 and 1998, respectively.

MARKETING

     The Company currently distributes AlloDerm in the United States for reconstructive plastic and burn surgical applications through the Company's network of direct technical sales representatives. Periodontal applications of AlloDerm in the United States are marketed through LifeCell's exclusive United States distributor, Lifecore Biomedical, Inc. In March 1999, LifeCell and Boston Scientific entered into an exclusive distribution agreement for the worldwide distribution of its AlloDerm processed acellular tissue matrix for use in urology and gynecology. For several years prior to 1999, LifeCell utilized a network of regional and international distributors to augment the Company's sales efforts. LifeCell currently maintains a network of international distributors, but in December 1998, the Company began eliminating the use of domestic distributors in favor of using distributors only on an exclusive field of use basis. The Company currently intends to develop and commercialize additional tissue products processed from cardiovascular, neurological and other tissues in conjunction with corporate marketing partners.

     As of March 23, 1999, LifeCell had a sales and marketing staff of 36 persons, including 24 domestic sales personnel, two international sales and marketing personnel, and ten domestic marketing and other personnel. The Company's sales representatives are responsible for interacting with surgeons, primarily plastic surgeons and burn surgeons, and educating them regarding the use and anticipated benefits of AlloDerm tissue grafts. LifeCell also participates in national and international conferences and trade shows, participates in or funds certain educational symposia or fellowship programs and advertises in industry trade publications.

SOURCES  OF  MATERIALS

     LifeCell pays a procurement fee to and obtains allograft skin and other tissues from contracted tissue banks in the United States. LifeCell is expanding its current procurement of skin and other tissues to include any of approximately 150 tissue banks, including approximately 36 skin banks. Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act, which prohibits purchase and sale of human organs, skin, and related tissue for "valuable consideration." See "-Government Regulation."

     Pursuant to contractual arrangements LifeCell reimburses tissue banks for expenses incurred that are associated with the recovering and shipping of donated human skin suitable for processing into AlloDerm and allograft skin as a temporary wound dressing. In obtaining such tissues, LifeCell competes with treatment centers that use donated skin for temporary wound dressings.

     The Company has established what it believes to be adequate sources of donor skin at acceptable costs to satisfy the foreseeable demand for AlloDerm products during 1999. Although the Company has not experienced any material difficulty in procuring adequate supplies of donor skin, there can be no assurance that the future availability of donated human skin will be sufficient to meet LifeCell's demand for such materials. Any supply shortage of available tissues in the future would have a material adverse effect on LifeCell's financial condition and results of operations.

     The Company currently does not have procurement arrangements for other tissues related to products under development, and does not intend to develop such arrangements until such time as the products approach commercialization.

     In November 1997, LifeCell became accredited by the American Association of Tissue Banks ("AATB"). The AATB is recognized for the development of industry standards and its program of inspection and accreditation. The AATB provides a standards-setting function similar to the FDA's quality system regulations for medical device companies, and has procedures for accreditation similar to the International Standards Organization ("ISO") standards. LifeCell began the accreditation process in 1995. The AATB decision was made after a detailed audit of LifeCell's operations and procedures. The accreditation must be renewed every three years and is for the processing, storage and distribution of tissue used in AlloDerm and allograft skin.

     Government  Regulation

     OVERVIEW

     Government regulation, both domestic and foreign, is a significant factor in the manufacture and marketing of LifeCell's current and developing products. In the United States, the Company's currently marketed human skin allograft and AlloDerm products are subject to regulation by the United States Food and Drug Administration (the "FDA"). The United States Food, Drug and Cosmetics Act (the "FDC Act"), the Public Health Service Act (the "PHS Act") and other federal statutes and regulations govern or influence the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of such products. Non-compliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to authorize the marketing of new products or to allow the Company to enter into supply contract, and criminal prosecution. Any such enforcement action could have a material adverse affect on the Company's financial condition and results of operations.

     The FDA applies varying levels of regulation to human tissues and products derived from human tissue. Such products may be regulated as biologics, medical devices, or transplanted human tissue. As discussed more fully below, a fundamental difference between the regulatory treatment of these products is that transplanted human tissue generally may be commercially distributed without premarket clearance or approval from the FDA, while products regulated as devices or biologics usually require such approval. The process of obtaining premarket clearance or approval is often expensive, lengthy and uncertain. Frequently, the necessary filings must be supported by extensive clinical data, and no assurance can be given that premarket clearance or approval can be obtained on a timely basis, or at all.

     At present, the FDA has indicated that AlloDerm is considered transplanted human tissue when it is used for reconstructive plastic surgery, periodontal surgery and burn grafts. However, the FDA's regulatory approach to tissue products continues to evolve. No assurance can be given that the FDA will not in the future choose to regulate this product as a medical device subject to premarket clearance or approval requirements. The FDA has determined that NeoDura (AlloDerm for dura mater replacement surgery) will be regulated as a medical device requiring premarket clearance. The Company's position is that the following products should be regulated as transplanted human tissue: (i) AlloDerm for general and orthopedic surgical uses (abdominal wall closure, prevention of surgical adhesions, and capsular ligament reinforcement), (ii) AlloDerm for urological and gynecological surgery (bladder sling; pelvic floor repair), (iii) Micronized AlloDerm for urinary incontinence and plastic and reconstructive procedures, and (iv) the vascular grafts and nerve connective tissue products under development. The Company has not discussed its position with the FDA; no assurance can be given that the FDA would not determine that any or all of these products are medical devices rather than transplanted human tissue. The Company has begun commercial distribution of some of these products, including AlloDerm for urological and gynecological surgery. If the FDA were to classify products already on the market as medical devices, no assurances can be given that the FDA would not order the cessation of marketing until premarket approval is obtained, or order the recall of product already marketed. The Company's proposed blood cell preservation products (ThromboSol; Red Blood Cell Preservation) will be regulated as biologics requiring premarket approval.

     TISSUE  REGULATION

     In July 1997, the FDA published a final rule that became effective in January 1998 regulating "human tissue." The rule clarified and modified an earlier interim rule and defines human tissue as any tissue derived from a human body which is (i) intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease and (ii) recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product or medical device and excludes kidney, liver, heart, lung, pancreas or any other vascularized human organ. Unlike certain drugs, biologicals and medical devices, human tissue is not subject to premarket notification or approval by the FDA.

     The final tissue rule requires establishments engaged in the procurement, processing, and distribution of human tissue to conduct donor screening and infectious disease testing and to maintain records available for FDA inspection documenting that the procedures were followed. The rule also provides the FDA with authority to conduct inspections of tissue establishments and to detain, recall, or destroy tissue where the procedures were not followed or appropriate documentation of the procedures is not available. Noncompliance with applicable requirements can result in enforcement actions that could have a material adverse effect on the Company's financial condition and results of operations.

     In September 1996, the Company received a letter from the FDA to the effect that AlloDerm intended for use for replacement or repair of damaged or inadequate integumental tissue is human tissue within the meaning of the interim final rule. This FDA position reversed the preliminary agency determination that AlloDerm should be regulated under the medical device authorities. The provisions of the interim rule relied upon by the FDA in the September 1996 letter were unchanged in the final rule. Consequently, AlloDerm is not subject to premarket notification or approval by the FDA and the Company may promote and sell AlloDerm for use in the treatment of wounds, such as third-degree burns, in periodontal surgical procedures, such as free-gingival grafting and guided tissue regeneration, and in reconstructive plastic surgery procedures, such as contracture release grafting and scar revision. The agency also informed the Company that this decision applies only to AlloDerm when it is intended for use in transplantation, and the regulatory status of the product when it is promoted for other uses, such as a void filler for soft tissue, for cosmetic augmentation or as a wound healing agent (the "Additional Indications"), would need to be determined by the FDA on a case-by-case basis. The Micronized AlloDerm for plastic and reconstructive procedures can be used for cosmetic augmentation and as a void filler for soft tissue, both of which would fall within the Additional Indications.

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

     In February 1997, the FDA issued a comprehensive "proposed approach" to the regulation of cellular and tissue-based products, other than human tissue for transplantation. The FDA proposal set forth a tiered approach to cell and tissue regulation that ranges from no regulatory requirements for cells or tissue that are removed and transplanted into the same patient in a single surgical procedure to full premarket approval requirements for biologics and medical devices that raise potential health, safety or efficacy concerns. Although the FDA notified the Company in September 1996 that AlloDerm is not considered a medical device subject to premarket clearance or approval when indicated for reconstructive plastic surgery, periodontal surgery, and burn grafts, there can be no assurance that the FDA will not impose additional or different regulatory requirements on AlloDerm after the agency finalizes its approach to the regulation of cellular and tissue-based products.

     In May 1998, the FDA issued a proposed rule that, if finalized in its current form, would require certain manufacturers of human cellular and tissue-based products to register with the agency and list their products. A tissue product manufacturer would be subject to the proposed rule if its product is (i) minimally manipulated (i.e., tissue processing does not alter original characteristics relevant to the tissue's utility), (ii) not promoted or labeled for use other than a homologous use (i.e., tissue has the same basic function as in its native state and, for structural tissue, has the same location); (iii) is not combined with or modified by the addition of any noncellular or nontissue component that is a drug or device; and (iv) does not have a system effect, except in cases of autologous use, transplantation into a first-degree blood relative, or reproductive use. The FDA has indicated that this proposed rule is a first step toward instituting the comprehensive "proposed approach" set forth in February 1997.

     The National Organ Transplant Act ("NOTA") prohibits the acquisition, receipt or transfer of certain human organs, including skin and heart valves and vascular grafts, for "valuable consideration", but permits the payment of "reasonable" expenses associated with the removal, transportation, processing, preservation, quality control and storage of human tissue and skin. There can be no assurance that NOTA will not be applied to those LifeCell products that are regulated as transplanted human tissue, or that it will not be interpreted to limit the prices that LifeCell may charge for processing and transporting such products. LifeCell includes in its AlloDerm pricing structure certain of its educational costs associated with the processing and transportation of human tissue. Although LifeCell believes that recovery of educational costs is permitted under NOTA, a future inability of LifeCell to pass these costs on to purchasers of its products could adversely affect LifeCell's financial condition and results of operations. There can be no assurance that the government will not adopt interpretations of NOTA that would adversely affect LifeCell's pricing structure or otherwise call into question one or more aspects of LifeCell's method of operation. Certain states and foreign countries have laws similar to NOTA. These laws may restrict the amount that the Company can charge for AlloDerm, and may restrict the importation or distribution of AlloDerm to licensed not-for-profit organizations.

     The FDA has stated that it will propose additional requirements for human tissue. Additional requirements could include registration of tissue banking establishments and tissue listing with the FDA If significant additional regulatory requirements were to be established, the Company could incur significant additional costs in order to comply with such requirements.

     MEDICAL  DEVICE  REGULATION

     A medical device generally may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed in class I or class II and require the manufacturer to seek "510(k) clearance" from the FDA prior to marketing, unless exempted from this requirement by regulation. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a "predicate device", which is a legally marketed class I or class II device, or a "preamendment" (in commercial distribution before May 28, 1976) class III device for which the FDA has not called for PMA applications (defined below). The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including in some cases requiring clinical trial data. The Company believes that it usually takes from four to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer, and there can be no assurance that 510(k) clearance will ever be obtained. During this process, the FDA may determine that it needs additional information or that a proposed device is precluded from receiving clearance because it is not substantially equivalent to a predicate device. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, will require a new 510(k) submission. There can be no assurance that any of the Company's devices will receive 510(k) clearance in a timely fashion, or at all. Delays in market introduction resulting from the 510(k) clearance process could materially adversely affect the Company's financial condition and results of operations.

     A medical device that does not qualify for 510(k) clearance is placed in class III, which is reserved for devices classified by the FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A class III device generally must undergo the premarket approval ("PMA") process, which requires the manufacturer to prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the Quality System Regulation ("QSR"), which includes elaborate testing, control, documentation and other quality assurance procedures.

     Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which the Company believes typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. In recent years, the FDA has heightened its scrutiny of clinical data submitted in support of PMA applications. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process.

     If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA order for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA order can include postapproval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device. There can be no assurance that a PMA application will be submitted for any of the Company's class III devices or that, once submitted, the PMA application will be accepted for filing, found approvable, or, if found approvable, will not take longer than expected to obtain or include unfavorable restrictions.

     A clinical study in support of a PMA application or 510(k) submission for a "significant risk" device requires an Investigational Device Exemption ("IDE") application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. The clinical study may begin if the IDE application is approved by the FDA and the appropriate institutional review board ("IRB") at each clinical study site. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical study after obtaining IRB approval without the need for FDA approval. In all cases, the clinical study must be conducted under the auspices of an IRB pursuant to FDA's regulatory requirements intended for the protection of subjects and to assure the integrity and validity of the data. The Company's failure to adhere to regulatory requirements generally applicable to clinical studies or to any conditions of IDE approval could result in a material adverse affect on the Company's financial condition and results of operations, including a refusal by the FDA to grant marketing clearance or approval for the Company's products. There can be no assurance that any clinical study proposed by the Company will be approved by the FDA, will be completed or, if completed, will provide data and information that support PMA approval or 510(k) clearance or that support authorization for additional clinical investigations of the type necessary to obtain approval or clearance.

     In December 1997, the FDA told the Company that AlloDerm for use in dura mater replacement procedures would be classified as a medical device requiring 510(k) clearance or PMA approval. In March 1999, the Company submitted a 510(k) notification for NeoDura. Although the Company has sought 510(k) clearance for NeoDura, there can be no assurance that NeoDura, or any other device the Company wishes to market, will be found substantially equivalent and receive 510(k) clearance in a timely fashion, or at all. Delays in market introduction resulting from the 510(k) clearance process could materially adversely affect the Company's financial condition and results of operations. No assurance can be given that FDA will not require NeoDura, or the Company's other products, to follow the more rigorous PMA approval path to market. Nor can assurance be given that PMA approval for any product will be obtained in a timely fashion, or at all.

     Devices manufactured or distributed by the Company pursuant to FDA clearance or approval are subject to pervasive and continuing regulation by the FDA and certain state agencies. The Company will be subject to inspection by the FDA and such state agencies, and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including the FDA's labeling regulations, the QSR, the Medical Device Reporting ("MDR") regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. In addition, class II devices can be subject to additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines) that do not apply to class I devices. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's financial condition and results of operations.

     The export by the Company of devices that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. There can be no assurance that the Company will receive on a timely basis, if at all, any United States export approvals necessary for the marketing of its products abroad.

     BIOLOGICS  REGULATION

     Biologic products are regulated under the FDC Act and the Section 351(a) of the PHS Act. The PHS Act imposes special additional licensing requirements, known as Establishment Licenses and Product Licenses, or a new substitute for those two, called a Biologic License. These licenses impose very specific requirements upon the facility and the manufacturing and marketing of licensed products to assure their safety, purity, and potency. Some licensed biological products are also subject to batch release by the FDA. That is, the products from a newly manufactured batch cannot be shipped until the FDA has evaluated either a sample or the specific batch records and given permission to ship the batch of product. The PHS Act also grants the FDA authority to impose mandatory product recalls and provides for civil and criminal penalties for violations.

     Before conducting the required clinical testing of a biological product, an applicant must submit an investigational new drug application ("IND") to the FDA, containing preclinical data demonstrating the safety of the product for human investigational use, information about the manufacturing processes and procedures and the proposed clinical protocol. Clinical trials of biological products typically are conducted in three sequential phases, but may overlap. Phase I trials test the product in a small number of healthy subjects, primarily to determine its safety and tolerance at one or more doses. In Phase II, in addition to safety, the efficacy, optimal dose and side effects of the product are evaluated in a patient population somewhat larger than the Phase I trial. Phase III involves further safety and efficacy testing on an expanded patient population at geographically dispersed test sites. All clinical studies must be conducted in accordance with FDA approved protocols and are subject to the approval and monitoring of one or more Institutional Review Boards. In addition, clinical investigators must adhere to good clinical practices. Completion of all three phases of clinical studies may take several years, and the FDA may temporarily or permanently suspend a clinical study at any time. Upon completion and analysis of clinical trials, the applicant assembles and submits a Product License Application and an Establishment License Application or a Biologic License Application containing, among other things, a complete description of the manufacturing process. Before the licenses can be granted, the Company or its designee must undergo a successful establishment inspection. FDA review and approval of a biological product can take several years. There can be no assurance that LifeCell will obtain the required approvals for ThromboSol platelet storage solution or any of its proposed biological products.

     All biologic products marketed by LifeCell pursuant to the above-described approvals will be subject to pervasive and continuing regulation by the FDA. Products must be produced in accordance with the FDA's Good Manufacturing Practice ("GMP") requirements for biologics, which impose elaborate testing, control, documentation and other quality assurance procedures. There are post-marketing surveillance and adverse event reporting requirements. Manufacturing facilities and processes are subject to FDA inspection. Labeling and advertising are also subject to scrutiny by the FDA, and, in certain instances, the Federal Trade Commission. The export of biologics is also subject to regulation and may require prior FDA approval. No assurance can be given that the Company will receive such approval on a timely basis, or at all.

     OTHER  REGULATION

     LifeCell is subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with LifeCell's research and development work. See "-Environmental Matters". There can be no assurance that the Company will not incur significant additional costs to comply with these laws or regulations in the future.

     INTERNATIONAL  REGULATION

     Sales of medical devices and biological products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to commercialization of the product in those countries. Certain countries regulate AlloDerm as a pharmaceutical product, requiring extensive filings and regulatory approvals to market the product. Certain countries classify AlloDerm as "human tissue" but may restrict its import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to AlloDerm, creating uncertainty regarding the import or sale of the product. The inability to classify AlloDerm as a medical device has restricted LifeCell's ability to obtain an appropriate regulatory designation for the product for Western Europe, which would provide a clearer marketing path in the European Union. The time required to obtain foreign approvals may be longer or shorter than that required for FDA approval and there can be no assurance that approvals would be obtained for any of the Company's products. AlloDerm currently is being marketed in certain foreign countries, and LifeCell is actively pursuing clearance to market AlloDerm in certain additional countries. There can be no assurance that the uncertainty of regulations in each country will not delay or impede the marketing of AlloDerm or impede the ability of LifeCell to negotiate distribution arrangements on favorable terms.

RESEARCH  AND  DEVELOPMENT

     LifeCell has historically funded the development of its tissue products and blood cell preservation products primarily through external sources, including a corporate alliance and government grants and contracts, as well as through the proceeds from equity offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." LifeCell's research and development costs in 1996, 1997 and 1998 for all programs, including those programs funded through corporate and government support, were approximately $1.6 million, $2.0 million and $3.4 million, respectively.

     The Company has received a substantial portion of its government grant funding pursuant to the United States government's Small Business Innovation Research ("SBIR") program. The SBIR grant program provides funding to evaluate the scientific and technical merit and feasibility of an idea. To date, LifeCell has been awarded approximately $5.2 million through 15 approved SBIR program awards and Department of Defense contracts. LifeCell intends to continue to seek funding through the SBIR programs, as well as to pursue additional government grant and contract programs. Generally, LifeCell has the right to patent any technologies developed from government grants and contract funding, subject to the United States government's right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

     In 1994, LifeCell and Medtronic entered into a license and development agreement for the development and potential commercialization of xenograft heart valves processed with LifeCell's technology. As part of the agreement, LifeCell granted Medtronic certain rights of first refusal to evaluate technology and negotiate license and development agreements for vascular graft products. In December 1998, LifeCell and Medtronic mutually agreed to terminate this agreement thus allowing LifeCell to regain all rights to its cardiovascular technology.

PATENTS,  PROPRIETARY  INFORMATION  AND  TRADEMARKS

     LifeCell's ability to compete effectively with other companies is dependent materially upon the proprietary nature of its technologies. LifeCell relies primarily on patents, trade secrets and confidentiality agreements to protect its technologies. LifeCell currently licenses the exclusive right to nine United States patents and related foreign patents and the non-exclusive right to 14 United States patents. In addition, LifeCell has been issued four United States utility patents, one United States design patent and has seven pending United States patent applications.

     The Company's technology is protected by three primary families of patents and patent applications. One United States patent covers methods of producing the Company's tissue-based products. Two United States patents and three pending patent applications cover methods of extending the shelf-life of platelets, red blood cells and other blood cells. Nine additional United States patents supplement the Company's other patents and cover methods of freeze-drying without the damaging effects of ice crystal formation.

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

     No assurances may be given that the Company's products or planned products may not be the subject of additional infringement actions by third parties. Any successful patent infringement claim relating to any products or planned products could have a material adverse effect on the Company's financial condition and results of operations. Further, there can be no assurance that any patents or proprietary rights owned by or licensed to LifeCell will not be challenged, invalidated, circumvented, or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application or failure to comply with the written description, best mode, enablement or other applicable requirements.

     The Company conducts a cursory review of issued patents prior to engaging in research or development activities. Accordingly, the Company may be required to obtain a license from others to commercialize any of its products under development. There can be no assurance that any such license that may be required could be obtained on favorable terms or at all.

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

     LifeCell has federal trademark or service mark registrations that it currently uses for LifeCell , which concerns processing and preserving tissue samples, and AlloDerm , which concerns LifeCell's commercial acellular dermal graft product. The Company has filed trademark applications for the protection of the phrases Mirconized AlloDerm , the particulate form of AlloDerm, and for NeoDura , the AlloDerm product designed for neurosurgery.

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

ENVIRONMENTAL  MATTERS

     LifeCell's research and development and processing techniques generate waste that is classified as hazardous by the United States Environmental Protection Agency and the Texas Natural Resources Commission. LifeCell segregates such waste and disposes of it through a licensed hazardous waste transporter. Although LifeCell believes it is currently in compliance in all material respects with applicable environmental regulations, its failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have an adverse effect on LifeCell's financial condition and results of operations.

EMPLOYEES

     At March 23, 1999, the Company had 109 full-time and two part-time employees of which 36 were employed in sales and marketing, 39 in engineering, production and quality assurance, 19 in research and development and clinical studies, and 15 in administration and accounting. Also, at such date, the Company employed, full-time, two persons with M.D. degrees and eight persons with Ph.D. degrees.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical facts included herein, including, without limitation, statements regarding the Company's financial position, business strategy, products, products under development, markets, budgets, plans and objectives of management for future operations and Year 2000 Readiness, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed under "Risk Factors" and elsewhere herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RISK  FACTORS

     In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating the Company. Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See "-Special Note Regarding Forward-Looking Statements."

     HISTORY OF OPERATING LOSSES; SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT

     Since its inception in 1986, the Company has generated only limited revenues from product sales and has incurred substantial losses, including losses of approximately $4.1 million, $6.1 million, and $7.3 million for the years ended December 31, 1996, 1997, and 1998, respectively. At December 31, 1998, the Company had an accumulated deficit of approximately $44.5 million. The Company expects to incur additional operating losses as well as negative cash flow from operations at least through 1999 as it continues to use substantial resources to expand its marketing efforts with respect to AlloDerm and to expand its product development programs. There can be no assurance that the Company will ever become profitable. The Company's ability to increase revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance and sales of AlloDerm and commercialization of products under development. There can be no assurance that the Company will be successful in expanding AlloDerm sales or that the Company's development efforts will result in commercially available products, that the Company will obtain required regulatory clearances or approvals for any new products in a timely manner, or at all, that the Company will be successful in introducing any new products or that any new products will achieve a significant level of market acceptance. The development and commercialization of new products will require additional development, sales and marketing, manufacturing and other expenditures. The required level and timing of such expenditures will affect the Company's ability to achieve profitability and positive cash flows from operations. There can be no assurance that the Company will ever achieve higher levels of revenues or a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

     NO ASSURANCE OF ADDITIONAL NECESSARY CAPITAL

     The Company intends to expend substantial funds for product research and development, expansion of sales and marketing activities, expansion of manufacturing capacity, product education efforts, and other working capital and general corporate purposes. Although the Company believes that its existing resources and anticipated cash flows from operations will be sufficient to satisfy its capital needs through at least 2000, there can be no assurance that the Company will not require additional financing before that time. The Company's actual liquidity and capital requirements will depend upon numerous factors, including the costs and progress of the Company's research and development efforts; the number and types of product development programs undertaken; the costs and timing of expansion of sales and marketing activities; the costs and timing of expansion of manufacturing capacity; the amount of revenues from sales of the Company's existing and new products; changes in, termination of, and the success of existing and new distribution arrangements; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third-party reimbursement matters; and other factors. In the event that additional financing is needed, the Company may seek to raise additional funds through public or private financing, collaborative relationships or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies, products or marketing territories. Failure to raise capital when needed could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that such financing, if required, will be available on terms satisfactory to the Company, if at all. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs.

     GOVERNMENT REGULATION-UNITED STATES

     Government regulation, both domestic and foreign, is a significant factor in the manufacture and marketing of LifeCell's current and developing products. In the United States, the Company's currently marketed human skin allograft and AlloDerm products are subject to regulation by the United States Food and Drug Administration (the "FDA"). The United States Food, Drug and Cosmetics Act (the "FDC Act"), the Public Health Service Act (the "PHS Act") and other federal statutes and regulations govern or influence the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of such products. Non-compliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to authorize the marketing of new products or to allow the Company to enter into supply contracts, and criminal prosecution. Any such enforcement action could have a material adverse effect on the Company's financial condition and results of operations. Unanticipated changes in existing FDA regulatory requirements, failure of the Company to comply with such requirements or adoption of new requirements could have a material adverse affect on the Company's business, financial condition and results of operations.

     Products regulated as transplanted human tissue generally may be commercially distributed without premarket clearance or approval from the FDA, but establishments engaged in the procurement, processing, and distribution of human tissue must conduct donor screening and infectious disease testing and maintain records available for FDA inspection documenting that the procedures were followed. The FDA has authority to conduct inspections of tissue establishments and to detain, recall, or destroy tissue where the procedures were not followed or appropriate documentation of the procedures is not available. Non-compliance with applicable requirements can result in enforcement actions that could have a material adverse affect on the Company's financial condition and results of operations. At present, the FDA has indicated that AlloDerm is considered transplanted human tissue when it is used for reconstructive plastic surgery, periodontal surgery and burn grafts. However, the FDA's regulatory approach to tissue products continues to evolve. No assurance can be given that the FDA will not in the future choose to regulate this product as a medical device subject to premarket clearance or approval requirements.

     The National Organ Transplant Act ("NOTA") prohibits the acquisition, receipt or transfer of certain human organs, including skin and heart valves and vascular grafts, for "valuable consideration", but permits the payment of "reasonable" expenses associated with the removal, transportation, processing, preservation, quality control and storage of human tissue and skin. There can be no assurance that NOTA will not be applied to those LifeCell products that are regulated as transplanted human tissue, or that it will not be interpreted to limit the prices that LifeCell may charge for processing and transporting such products. LifeCell includes in its AlloDerm pricing structure certain of its educational costs associated with the processing and transportation of human tissue. Although LifeCell believes that recovery of educational costs is permitted under NOTA, a future inability of LifeCell to pass these costs on to purchasers of its products could adversely affect LifeCell's financial condition and results of operations. There can be no assurance that the government will not adopt interpretations of NOTA that would adversely affect LifeCell's pricing structure or otherwise call into question one or more aspects of LifeCell's method of operation. Certain states and foreign countries have laws similar to NOTA. These laws may restrict the amount that the Company can charge for AlloDerm, and may restrict the importation or distribution of AlloDerm to licensed not-for-profit organizations.

     The Company's position is that the following products should be regulated as transplanted human tissue: (i) AlloDerm for general and orthopedic surgical uses (abdominal wall closure, prevention of surgical adhesions, and capsular ligament reinforcement), (ii) AlloDerm for urological and gynecological surgery (bladder sling; pelvic floor repair), (iii) Micronized AlloDerm for urinary incontinence and plastic and reconstructive procedures, and (iv) the vascular grafts and nerve connective tissue products under development. The Company has not discussed its position with the FDA; no assurance can be given that the FDA would not determine that any or all of these products are medical devices rather than transplanted human tissue. If these products are regulated as medical devices, the Company would be prohibited from marketing them in the United States without either 510(k) clearance or PMA approval from the FDA. The Company believes that it usually takes from four to 12 months from submission to obtain 510(k) clearance, but can take longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. The Company believes that the FDA's review of a PMA application after filing can last from one to three years, or even longer. No assurance can be given that FDA would not require these products to follow the more rigorous PMA approval path to market. Nor can assurance be given that 510(k) clearance or PMA approval will be obtained in a timely fashion, or at all.

     The Company has begun commercial distribution of AlloDerm for urological and gynecological surgery. If FDA were to classify AlloDerm for these indications as a medical device, no assurance can be given that FDA would not order the cessation of marketing until premarket clearance or approval is obtained, or order the recall of product already marketed.

     In December 1997, the FDA told the Company that AlloDerm for use in dura mater replacement procedures would be classified as a medical device requiring 510(k) clearance or PMA approval. In March 1999, the Company submitted a 510(k) premarket notification for NeoDura. Although the Company has sought 510(k) clearance for NeoDura, there can be no assurance that NeoDura, or any other device the Company wishes to market, will be found substantially equivalent and receive 510(k) clearance in a timely fashion, or at all. Delays in market introduction resulting from the 510(k) clearance process could materially adversely affect the Company's financial condition and results of operations. No assurance can be given that the FDA will not require NeoDura, or the Company's other products, to follow the more rigorous PMA approval path to market. Nor can assurance be given that PMA approval for any product will be obtained in a timely fashion, or at all.

     The export by the Company of devices that have not yet been cleared or approved for domestic distribution may be subject to FDA export restrictions. There can be no assurance that the Company will receive on a timely basis, if at all, any United States export approvals necessary for the marketing of its products abroad.

     The Company's proposed blood cell preservation products will be subject to regulation as biologics. Such products require FDA premarket licensing prior to commercialization in the United States. To obtain licensing approval for these products, the Company must submit proof of their safety, purity and potency. Testing, preparation of necessary applications and processing of those applications by the FDA is expensive and time consuming. There can be no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA licenses that could delay or preclude the Company from marketing any biologic product it may develop. The FDA may also place conditions on clearances that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA licensing process may materially reduce the period during which the Company has the exclusive right to commercialize patented products.

     Products marketed by LifeCell pursuant to FDA or foreign approval will be subject to pervasive and continuing regulation. In the United States, devices and biologics must be manufactured in registered establishments and must be produced in accordance with the QSR or medical devices or "Good Manufacturing Practices" ("GMP") regulations for biologics. Manufacturing facilities and processes are subject to periodic FDA inspection. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices and biologics is also subject to regulation and may require FDA approval. From time to time, the FDA may modify such requirements, imposing additional or different requirements. Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and other penalties that would have a material adverse effect on the Company. In addition, there can be no assurance that the various states in which LifeCell's products are sold will not impose additional regulatory requirements for marketing impediments.

     LifeCell is subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working condition, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connections with LifeCell's research and development work. There can be no assurance that the Company will not incur significant additional costs to comply with these laws or regulations in the future.

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

     UNCERTAINTY OF MARKET ACCEPTANCE

     Much of the Company's ability to increase revenues and to achieve profitability and positive cash flow will depend on expanding the use and market penetration of its AlloDerm products and the successful introduction of its products in development. Products based on the Company's technologies represent new methods of treatment. Physicians will not use the Company's products unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies. Even if the advantage of the Company's products is established as clinically significant, physicians may not elect to use such products for any number of reasons. As such, there can be no assurance that any of the Company's AlloDerm products or products under development will gain any significant degree of market acceptance among physicians, health care payers and patients. Broad market acceptance of the Company's products may require the training of numerous physicians and clinicians, as well as conducting or sponsoring clinical studies to demonstrate the benefits of such products. The amount of time required to complete such training and studies could result in a delay or dampening of such market acceptance. Moreover, health care payers' approval of reimbursement for the Company's products in development will be an important factor in establishing market acceptance.

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

     DEPENDENCE ON DISTRIBUTOR SALES

      The Company has engaged Lifecore Biomedical, Inc. as the exclusive distributor for AlloDerm for periodontal applications in the United States, and Boston Scientific Corporation as the exclusive worldwide distributor for its AlloDerm processed acellular tissue matrix for use in urology and gynecology. Other distributors also may be granted exclusive distribution rights. To the extent any exclusive distributor fails adequately to promote, market and sell the Company's products, the Company may not be able to secure a replacement distributor until after the term of the distribution contract is complete or until such contract can otherwise be terminated.

     DEPENDENCE ON CERTAIN SOURCES OF MATERIALS

     The Company's business will be dependent on the availability of donated human skin, cardiovascular tissue and other tissues. A finite supply of donated tissue is available. Although the Company has established what it believes to be adequate sources of donated human skin to satisfy the expected demand for AlloDerm during 1999, LifeCell has not yet developed a supply of other tissues and there can be no assurance that the availability of donated human skin and other tissues will be sufficient to meet LifeCell's demand for such materials. Any significant interruption in supply of such tissue would likely have a material adverse effect on the Company's financial condition and results of operations.

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

     DEPENDENCE  ON  KEY  MANAGEMENT  AND  PERSONNEL

     The success of LifeCell will be dependent largely on the efforts of its executive officers, including Paul G. Thomas, President and Chief Executive Officer of the Company, and Stephen A. Livesey, M.D., Ph.D., Executive Vice President and Chief Science Officer and a director of the Company. The loss of Mr. Thomas's and Dr. Livesey's services may have a material adverse affect on LifeCell's financial condition and results of operations. LifeCell has obtained "keyman" life insurance on Dr. Livesey of $3.0 million. Further the success of LifeCell is also dependent upon its ability to hire and retain qualified operating, marketing and technical personnel. The competition for qualified personnel in the biochemical industry is intense, and accordingly, there can be no assurance that LifeCell will be able to hire or retain such personnel.

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

     LIMITED THIRD-PARTY REIMBURSEMENT

     Generally, hospitals, physicians and other health care providers purchase products, such as the products being sold or developed by LifeCell, for use in providing care to their patients. These parties typically rely on third-party payers, including Medicare, Medicaid, private health insurance and managed care plans, to reimburse all or part of the costs of acquiring those products and costs associated with the medical procedures performed with those products. Cost control measures adopted by third-party payers in recent years have had and may continue to have a significant effect on the purchasing practices of many health care providers, generally causing them to be more selective in the purchase of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. The Company believes that certain third-party payers provide reimbursement for medical procedures at a specified rate without additional reimbursement for products, such as those being sold or developed by LifeCell, used in such procedures. There can be no assurance that adequate third-party payer reimbursement will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in developing new products. In addition, government and other third-party payers continue to refuse, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval. Many uses of AlloDerm have not been granted such marketing approval and there can be no assurance that any such uses will be approved. Further, certain of the Company's products are used in medical procedures that typically are not covered by third-party payers, such as "cosmetic" procedures, or for which patients sometimes do not obtain coverage, such as dental procedures. These and future changes in third-party payer reimbursement practices regarding the procedures performed with LifeCell's products could adversely affect the market acceptance of LifeCell's products.

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

     The Company generally conducts a cursory review of issued patents prior to engaging in research or development activities. Accordingly, the Company may be required to obtain a license from others to commercialize any of its products under development. There can be no assurance that any such license that may be required could be obtained on favorable terms or at all.

     In addition, if patents that cover LifeCell's existing activities are issued to other companies, there can be no assurance that LifeCell would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Any of the foregoing matters could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company may be required to obtain a license under one or more patents prior to commercializing any heart valve or vascular product, if developed. There can be no assurance that such a license will be available, or if available, that a license will be granted on terms which are commercially acceptable to the Company.

     During April 1998, the Company entered into an agreement settling its pending litigation with Integra LifeSciences Corporation and its affiliate ("Integra") and the Massachusetts Institute of Technology ("MIT"). During November 1997, Integra and MIT had alleged that the Company infringed two patents licensed by MIT to Integra (the "Integra Patents"). Under the terms of the settlement agreement, Integra and MIT agreed not to assert the Integra Patents against current or future products produced using LifeCell's current technology. LifeCell also obtained the right to develop and commercialize future products using Integra's technology through a license to certain of

Integra's patents. For a further discussion of the settlement terms, see "Legal Proceedings." There can be no assurances that the Company's existing or proposed products or processes will not be subject to infringement claims by others. Any successful infringement claim relating to any patent could have a material adverse effect on the Company's financial condition and results of operations.

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

     LifeCell may decide for business reasons to retain certain knowledge that it considers proprietary as confidential and elect to protect such information as a trade secret, as business confidential information or as know-how. In that event, LifeCell must rely upon trade secrets, know-how and continuing technological innovation to maintain its competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information. The independent development or disclosure of LifeCell's trade secrets could have a material adverse effect on the Company's financial condition and results of operations.

     PRODUCT LIABILITY AND INSURANCE

     The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing and marketing of medical products. Although the Company has product liability insurance coverage with an aggregate limit of $8.0 million and a per occurrence limit of $6.0 million, there can be no assurance that such insurance will provide adequate coverage against potential liabilities, that adequate product liability insurance will continue to be available in the future or that it can be maintained on acceptable terms. The obligation to pay any product liability claim in excess of whatever insurance the Company is able to acquire could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company uses donated human skin as the raw material for AlloDerm. The non-profit organizations that supply such skin are required to follow FDA regulations and guidelines published by the American Association of Tissue Banks to screen donors for potential disease transmission. Such procedures include donor testing for certain viruses, including HIV. The Company's manufacturing process also has been demonstrated to inactivate concentrated suspensions of HIV in tissue. While the Company believes such procedures are adequate to reduce the threat of disease transmission, there can be no assurance that AlloDerm products will not be associated with transmission of disease or that a patient otherwise infected with disease would not erroneously assert a claim that the use of AlloDerm resulted in the disease transmission. Any such transmission or alleged transmission could have a material adverse effect on the Company's ability to manufacture or market its products or could otherwise have a material adverse effect on the Company's financial condition or results of operations. See "-Risk Factors-Dependence on Certain Sources of Materials."

     LIMITATION ON THE USE OF NET OPERATING LOSSES AND RESEARCH AND DEVELOPMENT TAX CREDITS

     As of December 31, 1998, LifeCell had accumulated net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $40.5 million and research and development tax credits of approximately $395,000 and may continue to incur NOL carryforwards. United States tax laws provide for an annual limitation on the use of NOL carryforwards following certain ownership changes and also limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities. The sale of the Company's Common Stock in a public offering completed in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of its NOL carryforwards and the credits available to offset taxable income as of December 31, 1998 is approximately $14.0 million on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of the then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

     DISPOSAL OF HAZARDOUS MATERIALS

     LifeCell's research and development and processing techniques generate waste that is classified as hazardous by the United States Environmental Protection Agency and the Texas Natural Resources Commission. LifeCell segregates such waste and disposes of it through a licensed hazardous waste transporter. Although LifeCell believes it is currently in compliance in all material respects with applicable environmental regulations, its failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on LifeCell's financial condition and results of operations.

ITEM  2.     PROPERTIES

     LifeCell leases approximately 27,000 square feet of laboratory, office and warehouse space at its facilities in The Woodlands, Texas, under lease agreements that expire in January 2001. The Company's monthly rental obligation for its facilities is approximately $30,000.

ITEM  3.     LEGAL  PROCEEDINGS

     During April 1998, the Company entered into an agreement settling its pending litigation with Integra LifeSciences Corporation and its affiliate ("Integra") and the Massachusetts Institute of Technology ("MIT"). During November 1997, Integra and MIT had alleged that the Company infringed two patents licensed by MIT to Integra (the "Integra Patents"). During December 1997, the Company filed a separate lawsuit against Integra and MIT alleging that they tortiously interfered with certain of LifeCell's business relationships, including relationships with investors and potential investors in LifeCell's recent public offering. The lawsuit also alleged anticompetitive acts and business disparagement. Under the terms of the settlement agreement, Integra and MIT agreed not to assert the Integra Patents against current or future products produced using LifeCell's current technology. LifeCell also obtained the right to develop and commercialize future products using Integra's technology through a license to certain of Integra's patents. As an additional condition of the settlement, Integra purchased from LifeCell 65,600 shares of LifeCell Common Stock for a purchase price of $500,000.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

                                     PART II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market under the symbol "LIFC." On March 23, 1999, the last reported sale price for the Company's Common Stock on The Nasdaq National Market was $3.81 per share. The following table sets forth the high and low sales information for the Company's Common Stock for the periods indicated, as reported by The Nasdaq Stock Market.

                          High    Low
1997    First Quarter    $8.88  $3.06
        Second Quarter    7.13   4.63
        Third Quarter     8.38   4.81
        Fourth Quarter    8.25   3.50
1998    First Quarter    $5.19  $4.50
        Second Quarter    8.03   5.03
        Third Quarter     6.50   3.75
        Fourth Quarter    5.50   3.31

     As of February 28, 1999, there were approximately 336 holders of record of shares of Common Stock and 38 holders of record of shares of Series B Preferred Stock. The Company estimates that there are in excess of 4,000 beneficial holders of Common Stock.

     During 1998, the Company issued 4,965 shares of Common Stock in exchange for a warrant to purchase 11,290 shares of Common Stock. In June 1998, the Company issued 65,600 shares of Common Stock for consideration of $500,000 to a third party in settlement of litigation. In December 1998, the Company issued 310,771 shares of Common Stock to Medtronic upon conversion of a $1.5 million license fee paid in 1994. In March 1999, the Company issued 108,577 shares of Common Stock for consideration of $1 million to Boston Scientific as part of the distribution agreement signed in March 1999. None of such issuances involved underwriters. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

DIVIDEND  POLICY

     LifeCell has not paid a cash dividend to holders of shares of Common Stock and does not anticipate paying cash dividends to the holders of its Common Stock in the foreseeable future. Pursuant to the terms of the Company's Series A Preferred Stock, on (i) March 26, 1997, the Company paid a per share dividend of $0.50 in shares of Common Stock to the holders of the Series A Preferred Stock; and (ii) March 26, 1997, the Company paid a per share dividend of $0.25 in cash to such security holders. Also on March 26, 1997, in accordance with the terms of the Series A Preferred Stock, the Company redeemed all of the outstanding shares of the Series A Preferred Stock through the conversion of such shares into shares of Common Stock. Accordingly, no further dividends are payable in respect of the Series A Preferred Stock.

     On February 15, 1997, May 15, 1997, August 15, 1997, and November 17, 1997,
the Company paid a per share dividend in shares of its Series B Preferred Stock equivalent to $1.17, $2.41, $1.50 and $1.51, respectively, to the holders of shares of Series B Preferred Stock. On February 17, 1998, May 15, 1998, August 15, 1998 and November 15, 1998, and February 15, 1999, the Company paid a $1.51, $1.48, $1.50, $1.51, and $1.51, respectively, per share dividend in cash to the holders of shares of Series B Preferred Stock. The Series B Preferred Stock bears dividends per share at the annual rate of the greater of (i) $6.00
(subject to adjustment in certain events) and (ii) the per annum rate of dividends per share paid, if applicable, by the Company, on the Common Stock. The dividends may be paid, at the Company's option, in cash or shares of Series B Preferred Stock or in a combination of cash and shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock accrue and are paid quarterly. The Series B Preferred Stock ceases bearing dividends on September 30, 2001.

     Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus, including additional paid in capital, or current net profits.

Item  6.     SELELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 1998, derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                         Year  Ended  December  31,
                                      1994           1995           1996           1997           1998
                                  -------------  -------------  -------------  -------------  -------------
Operations Statement Data:
--------------------------------
Revenues:
  Product sales                   $     93,940   $    742,238   $  2,012,205   $  4,904,971   $  7,245,102
  Research funded by others            722,675      1,064,337        933,365      1,074,954        746,789
                                  -------------  -------------  -------------  -------------  -------------
       Total revenues                  816,615      1,806,575      2,945,570      5,979,925      7,991,891
                                  -------------  -------------  -------------  -------------  -------------
Costs and expenses:
  Cost of goods sold                   515,500        925,174      1,281,353      2,540,644      2,837,037
  Research and development           2,085,851      2,169,764      1,588,186      2,007,062      3,375,545
  General and administrative         1,381,470      1,422,588      1,911,254      3,081,512      3,484,460
  Selling and marketing                727,615      1,475,296      2,389,573      4,955,597      6,500,000
                                  -------------  -------------  -------------  -------------  -------------
  Total costs and expenses           4,710,436      5,992,822      7,170,366     12,584,815     16,197,042
                                  -------------  -------------  -------------  -------------  -------------
Loss from operations                (3,893,821)    (4,186,247)    (4,224,796)    (6,604,890)    (8,205,151)
                                  -------------  -------------  -------------  -------------  -------------
  Interest income and other, net       167,300        280,843        135,082        466,255        863,837
                                  -------------  -------------  -------------  -------------  -------------
Net loss                          $ (3,726,521)  $ (3,905,404)  $ (4,089,714)  $ (6,138,635)  $ (7,341,314)
                                  =============  =============  =============  =============  =============

Loss per share(1)-basic and
  diluted                         $      (0.90)  $      (1.10)  $      (1.14)  $      (1.04)  $      (0.72)
                                  =============  =============  =============  =============  =============

Shares used in computing loss
 per share-basic and diluted         4,294,179      4,313,366      4,542,519      6,820,122     11,228,912
                                  =============  =============  =============  =============  =============


                                                              As of December 31,
                                      1994           1995           1996           1997           1998
                                  -------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
--------------------------------
Cash and cash equivalents         $  1,877,295   $  3,015,332   $ 10,748,250   $ 20,781,026   $  8,025,415
Short-term investments               5,154,824              -              -              -      4,000,745
Working capital                      6,613,304      2,888,048     10,884,779     20,515,559     12,596,612
Total assets                         7,997,404      4,376,039     12,890,015     24,155,598     17,030,699
Deferred credit                      1,500,000      1,500,000      1,500,000      1,500,000             --
Accumulated deficit                (20,678,402)   (24,774,753)   (29,310,934)   (36,411,480)   (44,475,992)
Total stockholders' equity           5,743,127      2,093,906     10,197,104     20,259,603     14,260,638

 (1)   Includes effect of accounting treatment of preferred stock  and  warrants of  $0.03,  $0.19,  $0.24,
       $0.14  and  $0.07  in  1994,  1995,  1996,  1997  and  1998,  respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RUSULTS OF OPERATIONS

     The following discussion of operations and financial condition of LifeCell should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

     Special Note: Certain statements set forth below constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See "Business-Special Note Regarding Forward-Looking Statements."

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

RESULTS  OF  OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 AND 1997

     The net loss for the year ended December 31, 1998, increased 20% to approximately $7.3 million compared to approximately $6.1 million for 1997. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products, increased investment in the Company's product development programs, increased expenditures for the infrastructure to support these activities and severance costs related to changes in executive management. The increase in net loss was offset partially by increased product sales, as well as higher interest income from investments.

     Total revenues for the year ended December 31, 1998, increased 34% to approximately $8.0 million compared to approximately $6.0 million for 1997. An approximately $2.4 million increase in sales of products was the result of expanded sales and marketing activities, and increased distribution activities during 1998. This increase was offset in part by an approximately $328,000 decrease in revenues from funded research and development. The research and development funding available to the Company through grants and alliances was lower during 1998 than in 1997. Amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the periods. Cost of goods sold for the year ended December 31, 1998, was approximately $2.8 million, resulting in a gross margin of approximately 61%. The gross margin for the year ended December 31, 1997, was approximately 48%. The increase in gross margin was principally attributable to the implementation of certain production efficiencies, the allocation of fixed costs to higher volumes of products, an increase in sales of certain higher-margin AlloDerm products and an increase in the price of certain AlloDerm products in 1998.

     Research and development expenses for the year ended December 31, 1998, increased 68% to approximately $3.4 million compared to approximately $2.0 million for 1997. The increase in research and development expense was primarily attributable to increased animal and clinical studies for the expanding uses for AlloDerm . In addition, the Company dedicated increased resources to product development programs such as Micronized AlloDerm .

     General and administrative expenses for the year ended December 31, 1998, increased 13% to approximately $3.5 million compared to approximately $3.1 million for 1997. The increase was primarily attributable to severance costs related to a change in executive management.

     Selling and marketing expenses increased 31% to $6.5 million for the year ended December 31, 1998, compared to approximately $5.0 million for 1997. The increase was primarily attributable to the addition of domestic sales and marketing personnel, expansion of marketing activities as well as severance costs related to changes in executive marketing personnel.

     Interest income and other, net increased 85% to approximately $864,000 for the year ended December 31, 1998, compared to approximately $466,000 for 1997. The increase was principally attributable to higher funds available for investment during the current period as a result of the $16.0 million net proceeds received from the public offering of Common Stock in December 1997.

     YEARS ENDED DECEMBER 31, 1997 AND 1996

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, external funding of research activities and interest on investments. LifeCell has historically funded research and development activities for products other than AlloDerm primarily with external funds from its corporate alliance with Medtronic and government grants. In August 1996, LifeCell was awarded a two year $300,000 National Science Foundation grant related to its keratinocytes program. In December 1996, LifeCell was awarded a two-year contract of approximately $1.1 million from the United States Army to support the development of vascular graft and other products. In June 1998, LifeCell was awarded a $600,000 contract from the United States Navy related to the development and clinical research of ThromboSol .

     In 1994, LifeCell entered into an agreement with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund certain costs of the research and development of LifeCell's proprietary tissue processing technology in the field of heart valves. Through December 31, 1998, LifeCell has recognized approximately $2.0 million in revenues for development funding, excluding the initial license fee, for this program In December 1998, LifeCell and Medtronic mutually agreed to terminate their early stage license and development agreement related to heart valves in order to focus on near-term opportunities. LifeCell regained all rights to its cardiovascular technology. As a result of terminating the agreement, the $1.5 million up-front licensing fee paid by Medtronic to LifeCell in 1994 converted into 310,771 shares of Common Stock.

     In December 1997, LifeCell received net proceeds of approximately $16.0 million pursuant to a public offering of 4 million shares of Common Stock.

     In March 1999, the Company received proceeds of $1 million from the sale of 108,577 shares of the Company's Common Stock to Boston Scientific in connection with the agreement for worldwide distribution of its proprietary acellular tissue matrix for applications in urology and gynecology.

     LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, participate in technical seminars and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products and research and development funding received from others. While the Company believes that its existing available funds will be sufficient to meet its present operating and capital requirements through at least 2000, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1999 and 2000, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

     LifeCell has had losses since its inception and therefore has not been subject to federal income taxes. As of December 31, 1998, LifeCell had net operating loss ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $40.5 million and $395,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The Company's sale of Common Stock in the 1997 public offering resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income as of December 31, 1998 is approximately $14.0 million on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

YEAR  2000  COMPLIANCE

          In recent years, the Company has been replacing and enhancing its information systems to gain operational efficiencies and keep pace with the Company's growth. In conjunction with these activities, the Company has been preparing its information systems for the year 2000.

     The Company has completed a comprehensive assessment of the impact of the year 2000 on its internal information systems and applications and intends to make the necessary revisions or upgrades to its systems to render them year 2000 compliant. The Company is also focusing on compliance attainment efforts and key interfaces with vendors. To date, all of the Company's critical software applications have been certified Year 2000 compliant. The Company's computer hardware is in the process of final testing, and the Company expects that it will be compliant by the first quarter of 1999. Notwithstanding the Company's efforts, the Company could experience disruptions to some aspects of its activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. The Company is, therefore, developing contingency plans to mitigate the extent of any such potential disruption to business operations. The Company does not expect that the costs of addressing potential year 2000 issues will have a material adverse impact on the Company's results of operations or financial position.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 3, 1999, under the captions "Election of Directors" and "Executive Compensation," and such information is incorporated herein by reference.

ITEM  11.     EXECUTIVE  COMPENSATION

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 3, 1999, under the caption "Executive Compensation," and such information is incorporated herein by reference.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 3, 1999, under the caption "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 3, 1999, under the caption "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS  INCLUDED  IN  THIS  REPORT:

  1.   FINANCIAL STATEMENTS                                                                   PAGE
                                                                                              ----
      Report of Independent Public Accountants                                                 F-1
      Balance Sheets as of December 31, 1997 and 1998                                          F-2
      Statements of Operations for the years ended December 31, 1996, 1997 and 1998            F-3
      Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998  F-4
      Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998            F-6
      Notes to Financial Statements                                                            F-7

(B)     REPORTS  ON  FORM  8-K:

      None.

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

     3.1 Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission ("the Commission") on August 10, 1998).

     3.2 Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed with the Commission on August 14, 1996.)

    10.1+ LifeCell Corporation Amended and Restated 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 10, 1998).

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

    10.4 Lease Agreement dated December 10, 1986, between the Registrant and The Woodlands Corporation, Modification and Ratification of Lease Agreement dated April 11, 1988, between the Registration and The Woodlands Corporation Modification and Ratification of Lease dated August 1, 1992, between the Company and The Woodlands Corporation and Modification, Extension and Ratification of Lease dated March 5, 1993, between the Registrant and The Woodlands Corporation, and Modification and Ratification of Lease Agreement dated December 21, 1995, between the Company and The Woodlands Office Equities -- '95 Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

    10.5 Lease Agreement dated September 1, 1988, between the Registrant and The Woodlands Corporation, and Modification of Lease Agreement dated March 5, 1993, between the Registrant and The Woodlands Corporation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

    10.6 Securities Purchase Agreement dated November 18, 1996, between LifeCell Corporation and the Investors named therein (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

    10.7 Voting Agreement dated November 18, 1996, among LifeCell Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

    10.8 Registration Rights Agreement dated November 18, 1996, between LifeCell Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

    10.9 Form of Stock Purchase Warrant dated November 18, 1996, issued to each of the warrant holders named on Schedule 10.18 attached thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

    10.10 Stock Purchase Warrant dated November 18, 1996, issued to Gruntal & Co., Incorporated (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 on Form 10-K/A).

    10.11+Agreement  dated August 19, 1998,  between  LifeCell  Corporation  and
          Paul M. Frison (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 filed with the Commission on November 13, 1998).

    10.12+Agreement  dated  July  1,  1997,  between  LifeCell  Corporation  and
          Stephen A. Livesey. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 333-37123 on Form S-2 filed with the Commission on October 3, 1997).

    10.13+Agreement dated October 5, 1998 between LifeCell  Corporation and Paul
          G. Thomas (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998.)

    10.14+Letter agreement dated September 8, 1998 between LifeCell Corporation and Paul G. Thomas, as amended by letter agreements dated September 9, 1998 and September 29, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998.)

    23.1* Consent of Arthur Andersen LLP.

    27.1+ Financial  data  schedule.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       LIFECELL CORPORATION
                           (Registrant)

                       By: /s/  Paul G. Thomas
                           -----------------------------------------------------
                           Paul G. Thomas, President and Chief Executive Officer


Dated:  March  25,  1999.

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                            TITLE                        DATE
     ---------                            -----                        ----

/s/  Paul  G.  Thomas      President and Chief Executive          March 25, 1999
---------------------      Officer (Principal Executive Officer)
(Paul  G.  Thomas)

/s/  Lynne  P.  Hohlfeld   Controller                             March 25, 1999
------------------------   (Principal  Accounting  Officer)
(Lynne  P.  Hohlfeld)

/s/  Paul  M.  Frison      Director and Chairman                  March 25, 1999
---------------------      of  the  Board
(Paul  M.  Frison)

/s/  Michael  E.  Cahr     Director                               March 25, 1999
----------------------
 (Michael  E.  Cahr)

/s/  James  G.  Foster     Director                               March 25, 1999
----------------------
(James  G.  Foster)

/s/  Lori  G.  Koffman     Director                               March 25, 1999
----------------------
(Lori  G.  Koffman)

/s/  Stephen  A. Livesey   Director                               March 25, 1999
------------------------
(Stephen  A.  Livesey)

/s/  K.  Flynn  McDonald   Director                               March 25, 1999
------------------------
(K.  Flynn  McDonald)

/s/  David  A.  Thompson   Director                               March 25, 1999
------------------------
(David  A.  Thompson)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  LifeCell  Corporation:

     We have audited the accompanying balance sheets of LifeCell Corporation (a Delaware corporation) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeCell Corporation as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



          ARTHUR  ANDERSEN  LLP

Houston,  Texas
February  12,  1999

                                         LIFECELL CORPORATION
                                            BALANCE SHEETS

                                                                                  DECEMBER  31,
                                                                         ----------------------------
                                                                             1997           1998
                                                                         -------------  -------------
                                   Assets
Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $ 20,781,026   $  8,025,415
  Short-term investments                                                          ---      4,000,745
  Accounts and other receivables, net . . . . . . . . . . . . . . . . .     1,095,904      1,383,920
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       936,398      1,749,023
  Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . .        98,226        207,570
                                                                         -------------  -------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . .    22,911,554     15,366,673
Furniture and Equipment, net. . . . . . . . . . . . . . . . . . . . . .       864,058      1,388,339
Intangible Assets, net. . . . . . . . . . . . . . . . . . . . . . . . .       379,986        275,687
                                                                         -------------  -------------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 24,155,598   $ 17,030,699


                     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    780,393   $    704,938
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .     1,556,083      2,065,123
  Deferred revenues . . . . . . . . . . . . . . . . . . . . . . . . . .        59,519             --
                                                                         -------------  -------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . .     2,395,995      2,770,061
Deferred Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,500,000             --
Commitments and Contingencies
Stockholders' Equity
Series B preferred stock, $.001 par value, 182,205 shares
  authorized, 125,441and 119,084 issued and outstanding . . . . . . . .           125            119
Undesignated preferred stock, $.001 par value 1,817,795
  shares authorized, none issued and outstanding. . . . . . . . . . . .            --             --
Common stock, $.001 par value, 25,000,000 and 48,000,000 shares authorized, respectively, 11,012,906 and 11,612,852 shares issued and
  outstanding, respectively . . . . . . . . . . . . . . . . . . . . . .        11,013         11,612
Warrants outstanding to purchase 3,163,478 and 3,182,188
  shares of common stock, respectively. . . . . . . . . . . . . . . . .       299,480        298,344
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    56,360,465     58,426,555
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (36,411,480)   (44,475,992)
                                                                         -------------  -------------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .    20,259,603     14,260,638
                                                                         -------------  -------------
    Total liabilities and stockholders' equity. . . . . . . . . . . . .  $ 24,155,598   $ 17,030,699

   The accompanying notes are an integral part of these financial statements.

                               LIFECELL CORPORATION
                             STATEMENTS OF OPERATIONS

                                             FOR THE YEAR ENDED DECEMBER 31,
                                         ----------------------------------------
                                             1996          1997          1998
                                         ------------  ------------  ------------
Revenues
  Product sales . . . . . . . . . . . .  $ 2,012,205   $ 4,904,971   $ 7,245,102
  Research funded by others . . . . . .      933,365     1,074,954       746,789
                                         ------------  ------------  ------------
    Total revenues. . . . . . . . . . .    2,945,570     5,979,925     7,991,891
                                         ------------  ------------  ------------
Costs and Expenses
  Cost of goods sold. . . . . . . . . .    1,281,353     2,540,644     2,837,037
  Research and development. . . . . . .    1,588,186     2,007,062     3,375,545
  General and administrative. . . . . .    1,911,254     3,081,512     3,484,460
  Selling and marketing . . . . . . . .    2,389,573     4,955,597     6,500,000
                                         ------------  ------------  ------------
    Total costs and expenses. . . . . .    7,170,366    12,584,815    16,197,042
                                         ------------  ------------  ------------
Loss From Operations. . . . . . . . . .   (4,224,796)   (6,604,890)   (8,205,151)
                                         ------------  ------------  ------------
  Interest income and other, net. . . .      135,082       466,255       863,837
                                         ------------  ------------  ------------
Net Loss. . . . . . . . . . . . . . . .  $(4,089,714)  $(6,138,635)  $(7,341,314)

Loss Per Common Share-Basic and Diluted  $     (1.14)  $     (1.04)  $     (0.72)

Shares Used in Computing Loss Per
  Common Share-Basic and Diluted. . . .    4,542,519     6,820,122    11,228,912

   The accompanying notes are an integral part of these financial statements.

                                                LIFECELL CORPORATION
                                         STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        SERIES A                 SERIES B
                                                     PREFERRED STOCK          PREFERRED STOCK       COMMON STOCK
                                                 ------------------------  --------------------  -------------------
                                                   SHARES       AMOUNT       SHARES     AMOUNT     SHARES    AMOUNT
                                                 ----------  ------------  ----------  --------  ----------  -------

Balance at December 31, 1995. . . . . . . . . .    264,500   $ 5,496,793          --   $    --    4,403,658  $ 4,404
  Stock options exercised . . . . . . . . . . .         --            --          --        --        6,062        6
  Warrants exercised. . . . . . . . . . . . . .         --            --          --        --      339,066      339
  Expiration of warrants. . . . . . . . . . . .         --            --          --        --           --       --
  Conversion of preferred stock . . . . . . . .     (4,500)      (90,000)         --        --       30,104       30
  Common stock issued as dividends
    on Series A preferred stock . . . . . . . .         --      (415,920)         --        --      121,054      121
  Earned portion of restricted stock. . . . . .         --            --          --        --           --       --
  Stock options issued for services . . . . . .         --            --          --        --           --       --
  Series B preferred stock and common
    stock warrants issued for cash. . . . . . .         --            --     124,157       124           --       --
  Dividends accrued on preferred stock. . . . .         --       300,600          --         2           --       --
  Net Loss. . . . . . . . . . . . . . . . . . .         --            --          --        --           --       --
                                                 ----------  ------------  ----------  --------  ----------  -------
Balance at December 31, 1996. . . . . . . . . .    260,000     5,291,473     124,157       126    4,899,944    4,900
  Stock options exercised . . . . . . . . . . .         --            --          --        --       47,987       48
  Warrants exercised. . . . . . . . . . . . . .         --            --          --        --       76,813       77
  Expiration of warrants. . . . . . . . . . . .         --            --          --        --           --       --
  Redemption of Series A preferred stock. . . .   (260,000)   (5,200,000)         --        --    1,739,128    1,739
  Conversion of Series B preferred stock. . . .         --            --      (6,688)       (7)     215,729      216
  Common stock and cash issued as dividends
    on Series A preferred stock . . . . . . . .         --      (195,000)         --        --       33,305       33
  Common stock sold in public offering. . . . .         --            --          --        --    4,000,000    4,000
  Stock options issued for services . . . . . .         --            --          --        --           --       --
  Series B preferred stock issued as
    dividends on Series B preferred stock . . .         --            --       7,972         6           --       --
  Dividends accrued on Series B preferred stock         --       103,527          --        --           --       --
  Net Loss. . . . . . . . . . . . . . . . . . .         --            --          --        --           --       --
                                                 ----------  ------------  ----------  --------  ----------  -------

Balance at December 31, 1997. . . . . . . . . .         --            --     125,441       125   11,012,906   11,013
  Stock options exercised . . . . . . . . . . .         --            --          --        --       12,550       13
  Warrants exercised. . . . . . . . . . . . . .         --            --          --        --        4,965        5
  Expiration of warrants. . . . . . . . . . . .         --            --          --        --           --       --
  Warrants issued to purchase Common Stock. . .         --            --          --        --           --       --
  Conversion of Series B preferred stock. . . .         --            --      (6,357)       (6)     205,060      205
  Common stock issued for cash, and . . . . . .         --            --          --        --      376,371      376
    conversion of license fee
  Stock options issued for services . . . . . .         --            --          --        --           --       --
  Dividends paid on Series B preferred stock. .         --            --          --        --           --       --
  Dividends accrued on Series B preferred stock         --            --          --        --           --       --
Net Loss. . . . . . . . . . . . . . . . . . . .         --            --          --        --           --       --
                                                 ----------  ------------  ----------  --------  ----------  -------
Balance at December 31, 1998. . . . . . . . . .         --   $        --     119,084   $   119   11,611,852  $11,612

                                   (continued)
   The accompanying notes are an integral part of these financial statements.

                                                   LIFECELL CORPORATION
                                      STATEMENTS OF STOCKHOLDERS' EQUITY-(CONTINUED)

                                                                                UNEARNED
                                                                               PORTION OF
                                                   WARRANTS TO PURCHASE     RESTRICTED STOCK    ADDITIONAL       TOTAL
                                                       COMMON STOCK           COMPENSATION       PAID-IN      ACCUMULATED
                                                 ------------------------
                                                    SHARES       AMOUNT       AND WARRANTS       CAPITAL        DEFICIT
                                                 ------------  ----------  ------------------  ------------  -------------

Balance at December 31, 1995. . . . . . . . . .      574,066   $ 226,560   $         (19,906)  $21,160,808   $(24,774,753)
  Stock options exercised . . . . . . . . . . .           --          --                  --        17,274             --
  Warrants exercised. . . . . . . . . . . . . .     (339,066)   (104,300)                 --     1,155,617             --
  Expiration of warrants. . . . . . . . . . . .      (15,000)     (6,000)                 --         6,000             --
  Conversion of preferred stock . . . . . . . .           --          --                  --        89,970             --
  Common stock issued as dividends
    on Series A preferred stock . . . . . . . .           --          --                  --       409,700             --
  Earned portion of restricted stock. . . . . .           --          --              19,906            --             --
  Stock options issued for services . . . . . .           --          --                  --       150,000             --
  Series B preferred stock and common
    stock warrants issued for cash. . . . . . .    3,158,264     306,958                  --    10,653,087             --
  Dividends accrued on preferred stock. . . . .           --          --                  --       145,865       (446,467)
  Net Loss. . . . . . . . . . . . . . . . . . .           --          --                  --            --     (4,089,714)
                                                 ------------  ----------  ------------------  ------------  -------------
Balance at December 31, 1996. . . . . . . . . .    3,378,264     423,218                  --    33,788,321    (29,310,934)
  Stock options exercised . . . . . . . . . . .           --          --                  --       128,719             --
  Warrants exercised. . . . . . . . . . . . . .      (89,786)   (123,738)                 --       432,527             --
  Expiration of warrants. . . . . . . . . . . .     (125,000)         --                  --            --             --
  Redemption of  Series A preferred stock . . .           --          --                  --     5,198,261             --
  Conversion of Series B preferred stock. . . .           --          --                  --          (209)            --
  Common stock and cash issued as dividends
    on Series A preferred stock . . . . . . . .           --          --                  --       129,919             --
  Common stock sold in public offering. . . . .           --          --                  --    16,018,766             --
  Stock options issued for services . . . . . .           --          --                  --        12,834             --
  Series B preferred stock issued as
    dividends on Series B preferred stock . . .           --          --                  --       651,327       (669,749)
  Dividends accrued on Series B preferred stock           --          --                  --            --       (292,162)
  Net Loss. . . . . . . . . . . . . . . . . . .           --          --                  --            --     (6,138,635)
                                                 ------------  ----------  ------------------  ------------  -------------
Balance at December 31, 1997. . . . . . . . . .    3,163,478     299,480                  --    56,360,465    (36,411,480)
  Stock options exercised . . . . . . . . . . .           --          --                  --        43,416             --
  Warrants exercised. . . . . . . . . . . . . .      (11,290)     (1,136)                 --         1,125             --
  Expiration of warrants. . . . . . . . . . . .      (20,000)         --                  --            --             --
  Warrants issued to purchase common stock. . .       50,000          --                  --            --             --
  Conversion of Series B preferred stock. . . .           --          --                  --          (199)            --
  Common stock issued for cash, and
    conversion of license fee . . . . . . . . .           --          --                  --     1,999,929             --
  Stock options issued for services . . . . . .           --          --                  --        21,819             --
  Dividends paid on Series B preferred stock. .           --          --                  --            --       (542,998)
  Dividends accrued on Series B preferred stock           --          --                  --            --       (180,200)
  Net Loss. . . . . . . . . . . . . . . . . . .           --          --                  --            --     (7,341,314)
                                                 ------------  ----------  ------------------  ------------  -------------
Balance at December 31, 1998. . . . . . . . . .    3,182,188   $ 298,344   $              --   $58,426,555   $(44,475,992)


                                                  STOCKHOLDERS'
                                                     EQUITY
                                                 ---------------

Balance at December 31, 1995. . . . . . . . . .  $    2,093,906
  Stock options exercised . . . . . . . . . . .          17,280
  Warrants exercised. . . . . . . . . . . . . .       1,051,656
  Expiration of warrants. . . . . . . . . . . .              --
  Conversion of preferred stock . . . . . . . .              --
  Common stock issued as dividends
    on Series A preferred stock . . . . . . . .          (6,099)
  Earned portion of restricted stock. . . . . .          19,906
  Stock options issued for services . . . . . .         150,000
  Series B preferred stock and common
    stock warrants issued for cash. . . . . . .      10,960,169
  Dividends accrued on preferred stock. . . . .              --
  Net Loss. . . . . . . . . . . . . . . . . . .      (4,089,714)
                                                 ---------------
Balance at December 31, 1996. . . . . . . . . .      10,197,104
  Stock options exercised . . . . . . . . . . .         128,767
  Warrants exercised. . . . . . . . . . . . . .         308,866
  Expiration of warrants. . . . . . . . . . . .              --
  Redemption of  Series A preferred stock . . .              --
  Conversion of Series B preferred stock. . . .              --
  Common stock and cash issued as dividends
    on Series A preferred stock . . . . . . . .         (65,048)
  Common stock sold in public offering. . . . .      16,022,766
  Stock options issued for services . . . . . .          12,834
  Series B preferred stock issued as
    dividends on Series B preferred stock . . .         (18,416)
  Dividends accrued on Series B preferred stock        (188,635)
  Net Loss. . . . . . . . . . . . . . . . . . .      (6,138,635)
                                                 ---------------
Balance at December 31, 1997. . . . . . . . . .      20,259,603
  Stock options exercised . . . . . . . . . . .          43,429
  Warrants exercised. . . . . . . . . . . . . .              (6)
  Expiration of warrants. . . . . . . . . . . .              --
  Warrants issued to purchase common stock. . .              --
  Conversion of Series B preferred stock. . . .              --
  Common stock issued for cash, and
    conversion of license fee . . . . . . . . .       2,000,305
  Stock options issued for services . . . . . .          21,819
  Dividends paid on Series B preferred stock. .        (542,998)
  Dividends accrued on Series B preferred stock        (180,200)
  Net Loss. . . . . . . . . . . . . . . . . . .      (7,341,314)
                                                 ---------------
Balance at December 31, 1998. . . . . . . . . .  $   14,260,638

   The accompanying notes are an integral part of these financial statements.

                                         LIFECELL CORPORATION
                                       STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                1996          1997          1998
                                                            ------------  ------------  -------------
Cash Flows from Operating Activities
  Net Loss . . . . . . . . . . . . . . . . . . . . . . . .  $(4,089,714)  $(6,138,635)  $ (7,341,314)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
    Depreciation and amortization. . . . . . . . . . . . .      229,237       225,092        495,523
    Stock and warrant compensation expense . . . . . . . .      169,906        12,834         21,819
  Change in assets and liabilities -
    Increase in accounts and other receivables . . . . . .     (185,330)     (659,065)      (288,016)
    Increase in inventories. . . . . . . . . . . . . . . .     (488,319)      (96,576)      (812,625)
    Increase in prepayments and other. . . . . . . . . . .         (942)      (45,446)      (109,344)
    Increase in accounts payable and accrued
      liabilities. . . . . . . . . . . . . . . . . . . . .      450,988     1,282,357        253,384
    (Decrease) in deferred revenues. . . . . . . . . . . .      (40,210)      (79,273)       (59,519)
                                                            ------------  ------------  -------------
Total adjustments. . . . . . . . . . . . . . . . . . . . .      135,330       639,923       (498,778)
                                                            ------------  ------------  -------------
      Net cash used in operating activities. . . . . . . .   (3,954,384)   (5,498,712)    (7,840,092)
                                                            ------------  ------------  -------------
Cash Flows from Investing Activities
  Capital expenditures . . . . . . . . . . . . . . . . . .     (278,673)     (597,685)      (831,982)
  Intangible assets. . . . . . . . . . . . . . . . . . . .      (57,032)      (59,129)       (83,524)
  Purchases of short-term investments. . . . . . . . . . .           --            --     (4,000,745)
                                                            ------------  ------------  -------------
      Net cash used in investing activities. . . . . . . .     (335,705)     (656,814)    (4,916,251)
                                                            ------------  ------------  -------------
Cash Flows from Financing Activities
  Proceeds from issuance of stock and exercise of warrants   12,029,105    16,460,399        543,730
  Proceeds from issuance of notes payable. . . . . . . . .      370,000            --             --
  Dividends paid . . . . . . . . . . . . . . . . . . . . .       (6,098)     (272,097)      (542,998)
  Payments of notes payable. . . . . . . . . . . . . . . .     (370,000)           --             --
                                                            ------------  ------------  -------------
      Net cash provided by financing activities. . . . . .   12,023,007    16,188,302            732
                                                            ------------  ------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents . . .    7,732,918    10,032,776    (12,755,611)
Cash and Cash Equivalents at Beginning of Year . . . . . .    3,015,332    10,748,250     20,781,026
                                                            ------------  ------------  -------------
Cash and Cash Equivalents at End of Year . . . . . . . . .  $10,748,250   $20,781,026   $  8,025,415

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest . . . . . . . . .  $    13,766   $     4,583   $      1,769

Supplemental Schedule of Noncash Financing Activities:
  Common Stock issued as payment of dividends. . . . . . .  $   415,920   $   195,000   $         --

  Series B Preferred stock issued as payment of dividends.  $        --   $   797,200   $         --

  Common Stock issued in exchange for deferred credit. . .  $        --   $        --   $  1,500,000

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.     ORGANIZATION:

     LifeCell Corporation, a Delaware corporation ("LifeCell" or "the Company"), is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company was incorporated on January 6, 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first product, AlloDerm acellular dermal graft, during 1994. The future operating results of the Company will be principally dependent on the market acceptance of its current product, development of and market acceptance of future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Business-Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

2.     ACCOUNTING  POLICIES:

     Cash  and  Cash  Equivalents  and  Short-term  Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with longer maturities that the Company intends to hold to maturity are classified as either current or non-current assets based on the maturity date of the security. As of December 31, 1997 and 1998, the Company held $20,427,627 and $11,734,522, respectively, of interest-bearing money market accounts and A1/P1 commercial paper which were classified as "held to maturity" securities. The carrying basis of these investments approximated fair value and amortized cost.

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

     Intangible  Assets

     Intangible assets primarily consist of the costs of obtaining patents for the proprietary technology owned by or licensed to the Company. These costs are being amortized over the lesser of the legal (generally 17 years) or the estimated economic life of the patent. Accumulated amortization at December 31, 1997 and 1998, amounted to $66,673 and $18,660, respectively.

     Allowance  for  Doubtful  Accounts

     The Company provides an allowance based upon the estimated collectibility of its accounts receivable. The balance of the allowance at December 31, 1997 and 1998, was $83,690 and $5,915, respectively.

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

     Research  and  Development  Expense

     Research and development costs are expensed when incurred. The Company performs research funded by others, as well as its own independent proprietary research, development and clinical testing of its products.

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

     Basic  loss  per  Common  share  was  calculated  as  follows:

                                                               1996          1997          1998
                                                           ------------  ------------  ------------
  Net Loss. . . . . . . . . . . . . . . . . . . . . . . .  $(4,089,714)  $(6,138,635)  $(7,341,314)
  Less: Preferred dividends, accretion of preferred stock
    and warrant exercises . . . . . . . . . . . . . . . .   (1,071,035)     (961,911)     (723,198)
                                                           ------------  ------------  ------------
  Net Loss available to common shareholders-basic . . . .  $(5,160,749)  $(7,100,546)  $(8,064,512)
                                                           ============  ============  ============
  Weighted average shares outstanding-basic . . . . . . .    4,542,519     6,820,122    11,228,912
                                                           ============  ============  ============
  Loss per Common share-basic . . . . . . . . . . . . . .  $     (1.14)  $     (1.04)  $     (0.72)
                                                           ============  ============  ============

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

3.     INVENTORIES:

     Inventories consist of products in various stages produced for sale and includes the costs of raw materials, labor, and overhead. A summary of inventories is as follows:

                                    1997       1998
                                  --------  ----------
Raw materials used in production  $428,406  $  723,921
Work-in-process. . . . . . . . .   228,071     423,839
Finished goods . . . . . . . . .   279,921     601,263
                                  --------  ----------
  Total inventories. . . . . . .  $936,398  $1,749,023
                                  ========  ==========

4.  FURNITURE  AND  EQUIPMENT:

          A  summary  of  furniture  and  equipment  is  as  follows:

                                               1997          1998
                                           ------------  ------------
Office furniture and fixtures . . . . . .  $   120,548   $   709,412
Machinery and equipment . . . . . . . . .    1,748,956     1,853,164
Leasehold improvements. . . . . . . . . .      334,282       465,924
                                           ------------  ------------
                                             2,203,786     3,028,500
Accumulated depreciation and amortization   (1,339,728)   (1,640,161)
                                           ------------  ------------
  Net furniture and equipment . . . . . .  $   864,058   $ 1,388,339
                                           ============  ============

5.  ACCRUED  LIABILITIES:

       Accrued  liabilities  consist  of  the  following:

                                              1997        1998
                                           ----------  ----------
Employee compensation and benefits. . . .  $  399,498  $  403,633
Severance expense . . . . . . . . . . . .          --     608,789
Operating expenses and other. . . . . . .     468,670   1,052,701
Litigation costs. . . . . . . . . . . . .     374,635          --
Public offering costs . . . . . . . . . .     313,280          --
                                           ----------  ----------
  Total accrued liabilities . . . . . . .  $1,556,083  $2,065,123
                                           ==========  ==========

6.     CAPITAL  STOCK:

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

     The Series A Preferred Stock bore dividends at annual rates of $1.20, $1.60, and $2.00 per share for each of the first, second and third years, respectively, after the date of original issuance. Dividends were payable in cash, Common Stock, or any combination of cash and Common Stock at the Company's discretion. The Series A Preferred Stock had no ordinary voting rights. During 1996, the Company paid 415,920 in dividends on the Series A Preferred Stock by issuing 121,054 shares of Common Stock. During 1997, the Company paid $195,000 in dividends by issuing 33,305 shares of Common Stock and paying a cash dividend of $65,000.

     The preferred stock was automatically convertible into Common Stock on November 9, 1997, and could be redeemed sooner by the Company if, after November 9, 1995, the closing bid price of the Company's Common Stock averaged or exceeded $5.17 per share for 20 consecutive days. Pursuant to such provisions, during February 1997, the Company called for conversion of all outstanding shares of Series A Preferred Stock. During March 1997 the Company issued
1,739,128  shares  of  Common  Stock  to  redeem  the  Series A Preferred Stock.

     Series  B  Preferred  Stock

     During November 1996, the Company issued 124,157 shares of Series B Preferred Stock ("Series B Preferred Stock") and warrants to acquire 2,803,530 shares of Common Stock for gross proceeds of approximately $12.4 million in a private placement. Each share of Series B Preferred Stock is initially convertible at any time at the option of the holder into approximately 32.26 shares of Common Stock (3,841,650 shares of Common Stock at December 31, 1998), subject to adjustment for dilutive issuances of securities. The Series B Preferred Stock has a liquidation preference of $100 per share, or $11,908,400 as of December 31, 1998, and shares ratably in any residual assets after payment of such liquidation preference.

     The Series B Preferred Stock bears cumulative dividends, payable quarterly, for five years at the greater of the annual rate of $6.00 per share or the rate of any dividends paid on other series of stock (effectively $10 per share until the Series A Preferred Stock was redeemed in March 1997). Dividends may be paid in cash, in additional shares of Series B Preferred Stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. On all matters for which the Company's stockholders are entitled to vote, each share of Series B Preferred Stock will entitle the holder to one vote for each share of Common Stock into which the share of Series B Preferred Stock is then convertible. Additionally, the holders of Series B Preferred Stock have the right to elect up to two directors to the Board of Directors of the Company. While the preferred shares are outstanding or any dividends are owned thereon, the Company may not declare or pay cash dividends on its Common Stock. During 1998, the Company paid cash dividends on the Series B Preferred Stock of $542,998. The Company has accrued dividends at December 31, 1998, of $180,200.

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

     During 1996 and 1997, respectively, the Company issued 121,054 shares and 33,305 shares of Common Stock as payment of accrued dividends on Series A Preferred Stock. Additionally, during 1996, the Company induced the exercise of warrants by temporarily lowering exercise prices and issued 339,066 shares of Common Stock at a weighted average price of $3.10 upon exercise of certain warrants.

     During 1997, the Company issued 74,786 shares of Common Stock upon exercise of certain warrants and 2,027 shares of Common Stock upon the net exercise of warrants to acquire 15,000 shares of Common Stock.

     During 1998, the Company issued 4,965 shares of Common Stock upon the net exercise of warrants to acquire 11,290 shares of Common Stock, the Company issued 65,600 shares of Common Stock to an unaffiliated party in connection with the settlement of prior litigation and the Company issued 310,771 shares of Common Stock as a result of the mutually agreed upon termination of the license and development agreement relating to heart valves.

     In 1992, the Company adopted a Restricted Stock Plan and issued 241,372 shares of Common Stock to employees, a director and a consultant of the Company for $.001 per share. The restricted stock vested over a four year period. Deferred compensation expense totaling $965,000 was expensed over the vesting period of the grants. The non-cash charge related to these stock grants was $20,000 for 1996.

     Options

     The Company's Amended and Restated 1992 Stock Option Plan, as amended in 1998 (the "1992 Plan"), provides for the grant of options to purchase up to 2,500,000 shares of Common Stock. Granted options generally become exercisable over a four year period, 25 percent per year beginning on the first anniversary of the date of grant. To the extent not exercised, options generally expire on the tenth anniversary of the date of grant, except for employees who own more than 10 percent of all the voting shares of the Company, in which event the expiration date is the fifth anniversary of the date of grant. All options granted under the plan have exercise prices equal to the fair market value at the dates of grant.

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

     A  summary  of  stock  option  activity  is  as  follows:

                                    1992 Stock Option Plan        Director Plan
                                   ------------------------  ------------------------
                                                Weighted                   Weighted
                                              Avg. Exercise             Avg. Exercise
                                    Option       Price($)     Options      Price($)
                                  ----------  -------------  ---------  -------------
Balance at December 31, 1995 . .    454,195            2.63    60,000           8.29
Granted. . . . . . . . . . . . .    558,000            3.80   240,000           3.07
Exercised. . . . . . . . . . . .     (1,062)           2.74    (5,000)          2.88
Forfeited. . . . . . . . . . . .    (42,313)           3.18        --             --
Reissue                                  --              --  (220,000)          4.14
                                  ----------                 ---------
Balance at December 31, 1996 . .    968,820            3.28    75,000           4.11
Granted. . . . . . . . . . . . .    131,050            5.21    70,000           5.10
Exercised. . . . . . . . . . . .    (47,987)           2.68        --             --
Forfeited. . . . . . . . . . . .    (14,563)           3.75        --             --
                                  ----------                 ---------
Balance at December 31, 1997 . .  1,037,320            3.54   145,000           4.59
Granted. . . . . . . . . . . . .    936,700            5.04    30,000           6.69
Exercised. . . . . . . . . . . .    (12,550)           3.49        --             --
Forfeited. . . . . . . . . . . .   (141,767)           5.65        --             --
                                  ----------                 ---------
Balance at December 31, 1998 . .  1,819,703            4.15   175,000           4.95
                                  ==========                 =========

Exercisable at December 31, 1996    255,429            2.61    15,000           8.29
Exercisable at December 31, 1997    484,427            3.02   100,000           4.05
Exercisable at December 31, 1998    701,528            3.21   145,000           4.59

      At December 31, 1998, 617,299 and 570,000 options were available for future grant under the 1992 Plan and the Director Plan, respectively. The exercise prices of options outstanding under the 1992 Plan and the Director Plan at December 31, 1998, range from $0.07 to $6.75 and $2.75 to $11.00, respectively. The weighted average contractual life of options outstanding at December 31, 1998, was 8.25 years for the 1992 Plan and 7.7 years for the Director Plan.

     In addition to the amounts set forth in the table above, during 1996 the Company granted options to purchase 220,000 shares of Common Stock to directors who resigned upon the closing of the sale of the Series B Preferred Stock in exchange for options previously granted under the Director Plan. These options have provisions identical to the options previously granted under the Director Plan, including exercise prices and vesting periods. The weighted average exercise price of the options granted was $4.14. The weighted average remaining contractual life of the grants was 6.8 years as of December 31, 1998. The Company expensed $150,000, which was the difference between the market price and the option price on the date of the grant, during 1996 related to this reissuance.

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

                                           1996          1997           1998
                                       ------------  ------------  ------------
Net Loss:
As reported. . . . . . . . . . . . .   $(4,089,714)  $(6,138,635)  $(7,341,314)
Pro forma. . . . . . . . . . . . . .   $(5,372,049)  $(7,058,879)  $(9,103,482)
Loss Per Share (Basic and Diluted):.
As reported. . . . . . . . . . . . .   $     (1.14)  $     (1.04)  $     (0.72)
Pro forma. . . . . . . . . . . . . .   $     (1.42)  $     (1.18)  $     (0.81)

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under the provisions of SFAS No. 123, the weighted average fair value of options granted in 1996, 1997, and 1998 was $3.21, $4.24, and $3.99 per share, respectively, under the 1992 Plan. The weighted average fair value of options granted in 1996, 1997, and 1998 was $2.40, $4.08, and $5.33 per share, respectively, under the Director Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998, respectively: a weighted average risk-free interest rate of approximately 6 percent for all years; no expected dividend yield during the expected life of the option; expected lives of 5 years for each grant and expected volatility between 97 and 113 percent.

     The stock options issued to retiring directors in 1996 had a weighted average fair value of $2.57. The fair values of such options are estimated on the date of grant using Black-Scholes option price model with the following assumptions used: a weighted average risk-free interest rate of 6 percent, expected lives of 3 to 5 years, expected volatility of 99 percent and no expected dividends.

     Warrants

     As of December 31, 1998, warrants to acquire a total of 3,182,188 shares of Common Stock were outstanding as set forth below.

     During 1996, the Company issued warrants to acquire 2,803,530 shares of Common Stock in conjunction with the sale of the Series B Preferred Stock (the "1996 Warrants"). The 1996 Warrants are exercisable at an exercise price of $4.13 per share. The warrants expire on the fifth anniversary of the date of grant, are callable if the average closing price of the Company's Common Stock for 30 trading days equals or exceeds three times the then-exercise price, and allow cashless exercise. The warrants also have provisions for adjustment of the exercise price and number of shares for below-exercise price issuance of securities. During 1998, warrants to acquire 4,965 shares of Common Stock were exercised. As of December 31, 1998, the 1996 warrants to acquire 2,717,454 shares of Common Stock were outstanding.

     Additionally, the Company issued warrants to acquire 354,734 shares of Common Stock to the placement agent for the Series B Preferred Stock ("Agent Warrant"). The Agent Warrants are exercisable at an exercise price of $4.50 per share. The warrants expire on the fifth anniversary of the date of grant and allows cashless exercise. The warrant also has provisions for adjustment of the exercise price and number of shares for below-exercise price issuance of securities.

     In connection with the sale of the Series A Preferred Stock, the Company issued warrants to acquire 264,500 shares of Common Stock at exercise prices of $3.26 per share during the first year and $3.54 per share during the second year. Additionally, the placement agent was issued a warrant to purchase 90,816 shares of Common Stock at $6.00 per share. A total of 339,066 warrants were exercised during 1996 through inducement of exercise by lowering the exercise price to $3.10 per share. The difference between the market price on the date of inducement and the induced exercise price has been deducted from net income to determine loss per Common share. A total of 20,000 warrants expired unexercised.

     As of December 31, 1998, additional warrants to acquire 110,000 shares of Common Stock were outstanding with exercise prices ranging from $2.50 to $8.00. Such warrants expire during periods ranging from April 5, 2000, to February 1, 2001.

7.     EMPLOYEE  BENEFIT  PLANS:

     The Company maintains a retirement savings plan as described in Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its discretion, contribute amounts not to exceed each employee's contribution. During January 1997, February 1998, and February 1999, the Company made total contributions of $8,187, $13,088, and $21,387 to the plan for a partial matching of employee contributions during 1996, 1997, and 1998, respectively.

     During 1996, the Company established an Employee Stock Purchase Plan to allow for the purchase of the Company's Common Stock on the open market using employee and any employer matching contributions. During 1996, 1997, and 1998, the Company contributed $1,328, $7,631, and $13,661, to this plan, respectively.

8.  FEDERAL  INCOME  TAXES:

     The Company has not made any income tax payments since inception. As of December 31, 1998, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $40.5 million, subject to the limitations described below, expiring as follows:

Year Expires
------------
  2001 . . . . . . . . . . . . . . . .  $   500,000
  2002 . . . . . . . . . . . . . . . .    1,500,000
  2003 . . . . . . . . . . . . . . . .    2,800,000
  2004 . . . . . . . . . . . . . . . .    2,200,000
  2005 . . . . . . . . . . . . . . . .    1,700,000
  2006 . . . . . . . . . . . . . . . .    1,400,000
  2007 . . . . . . . . . . . . . . . .    2,400,000
  2008 . . . . . . . . . . . . . . . .    3,000,000
  2009 . . . . . . . . . . . . . . . .    2,500,000
  2010 . . . . . . . . . . . . . . . .    4,000,000
  2011 . . . . . . . . . . . . . . . .    4,000,000
  2012 . . . . . . . . . . . . . . . .    5,700,000
  2013 . . . . . . . . . . . . . . . .    8,800,000
                                        -----------
                                        $40,500,000
                                        -----------

     Additionally, the Company has approximately $395,000 of research and development tax credit carryforwards which will expire in varying amounts commencing in 2001. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of Common Stock in the public offering in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income at December 31, 1998, is approximately $14.0 million on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

     For financial reporting purposes, a valuation allowance of $14,251,000 has been recorded as of December 31, 1998, to fully offset the deferred tax asset related to these carryforwards. The principal components of the deferred tax asset as of December 31, 1997 and 1998, assuming a 34% federal tax rate, are as follows:

                                                   1997          1998
                                              -------------  -------------
Temporary differences:
   Deferred revenue. . . . . . . . . . . . .  $    530,000   $         --
   Restricted stock compensation . . . . . .            --             --
   Uniform capitalization of inventory costs        45,000         70,000
   Other items . . . . . . . . . . . . . . .       (58,000)        16,000
                                              -------------  -------------
   Total temporary differences . . . . . . .       517,000         86,000
   Federal net operating loss carryforwards.    11,309,000     14,165,000
                                              -------------  -------------
Total deferred tax assets. . . . . . . . . .    11,826,000     14,251,000
   Less valuation allowance. . . . . . . . .   (11,826,000)   (14,251,000)
                                              -------------  -------------
Net deferred tax asset . . . . . . . . . . .  $         --   $         --
                                              -------------  -------------

     The net increase in the deferred tax valuation allowance for 1997 and 1998 was $1,929,000, and $2,425,000, respectively. Other than the net operating loss and tax credit carryforwards, there is no significant difference between the statutory federal income tax rate and the Company's effective tax rate during 1996, 1997 and 1998.

9.  COLLABORATIONS  AND  CORPORATE  ALLIANCES:

     Medtronic  Collaboration

     During March 1994, the Company entered into a license and Development agreement with Medtronic, Inc. ("Medtronic") to develop jointly the Company's heart valve products. Pursuant to the agreement, Medtronic paid the Company an initial $1.5 million license fee. Medtronic funded in part the cost of research and development under a mutually agreed upon budget, had theexclusive right to market any resulting commercial products and must pay theCompany royalties on sales of products covered by the agreement. LifeCell's research and development funding by Medtronic in 1996, 1997, and 1998 were $546,460, $217,854 and
$59,519. Royalties payable to the Company under the agreement were limited to an aggregate maximum of $25.0 million. In December 1998 LifeCell and Medtronic mutually agreed to terminate their early stage license and development agreement related to heart valves to focus onnear-term opportunities. LifeCell regained all rights to its cardiovascular technology, which may be applied to its more advanced program in vascular grafts for bypass procedures. As a result of terminating the agreement, the $1.5 million up-front licensing fee paid by Medtronic to LifeCell in 1994 and recorded as a deferred credit, converted into 310,771 shares ofnewly issued LifeCell Common Stock, at the price of $4.83 per share whichwas determined by the agreement.

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

     During April 1998, the Company entered into an agreement settling its pending litigation with Integra LifeSciences Corporation and its affiliate ("Integra") and the Massachusetts Institute of Technology ("MIT"). During November 1997, Integra and MIT had alleged that the Company infringed two patents licensed by MIT to Integra (the "Integra Patents"). During December 1997, the Company filed a separate lawsuit against Integra and MIT alleging that they tortiously interfered with certain of LifeCell's business relationships, including relationships with investors and potential investors in LifeCell's recent public offering. The lawsuit also alleged anticompetitive acts and business disparagement. Under the terms of the settlement agreement, Integra and MIT agreed not to assert the Integra Patents against current or future products produced using LifeCell's current technology. LifeCell also obtained the right to develop and commercialize future products using Integra's technology through a license to certain of Integra's patents. In June 1998, LifeCell received proceeds of $500,000 from the sale of the Company's Common Stock to Integra in connection with the settlement of this litigation. The selling price, as determined by the settlement agreement, was $7.62 per share.

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

     License  Agreements

     The Company has entered into several license agreements, both exclusive and nonexclusive in conjunction with its business. The Company is required to pay royalties on net sales of products encompassing the licensed technologies. For the years ended December 31, 1996, 1997, and 1998, $18,630, $141,539, and $10,248  of  expenses  were  incurred  under these agreements, respectively.

     Leases

     The Company leases approximately 27,000 square feet for office and laboratory space and has various other operating leases. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 1998, were as follows:

1999. . . . . . . . . . . . . . . . . . . . . . . . . .   371,194
2000. . . . . . . . . . . . . . . . . . . . . . . . . .   361,008
2001. . . . . . . . . . . . . . . . . . . . . . . . . .    37,636
2002. . . . . . . . . . . . . . . . . . . . . . . . . .       --
                                                          -------
   Total. . . . . . . . . . . . . . . . . . . . . . . .  $769,838
                                                         ========

     Employment  and  Severance  Agreements

     In 1998, the Company entered into an agreement related to the employment of its new President and Chief Executive Officer, which provides for a one year severance agreement of one year of the employee's base salary.During 1998, the Company entered into various severance arrangements related to the termination of several executive officers of the Company. Severance expense in the amount of approximately $680,000 was recognized related to these agreements in 1998.

11.  SEGMENT  AND  MAJOR  CUSTOMER  DATA

     THE COMPANY OPERATES PRINCIPALLY IN ONE BUSINESS SEGMENT - THE SALE OF ALLODERM. PRODUCT SALES BY GEOGRAPHIC AREA ARE SUMMARIZED AS FOLLOWS:

                                                   1996        1997        1998
                                                ----------  ----------  ---------
United States. . . . . . . . . . . . . . . . .  $1,967,406  $4,401,351  $6,575,206
Other foreign countries. . . . . . . . . . . .      44,799     503,620     669,896
                                                ----------  ----------  ----------
                 TOTAL PRODUCT SALES . . . . .  $2,012,205  $4,904,971  $7,245,102
                                                ==========  ==========  ==========

     During 1998, two customers comprised 22.3% and 11.0% of total product sales. During 1997, two customers comprised 18.8% and 13.8% of total product sales. During 1996, one customer comprised 19.9% of total product sales.

12.     TRANSACTIONS  WITH  RELATED  PARTIES:

     As of December 31, 1998, the Company had notes receivable totaling $95,060 from participants, two of whom are directors and officers of the Company, in a previous restricted stock plan. Such notes represent loans of federal income tax amounts payable by the individuals as a result of grants under the plan.

13.     QUARTERLY  FINANCIAL  DATA  (UNAUDITED):

     The following table presents summary unaudited financial data for the years ended December 31, 1997 and 1998. The Company believes that this information reflects all adjustments, consisting of only normal recurring items, considered necessary for a fair presentation of the quarterly financial information presented. The operating results for any quarterly period are not necessarily indicative of the results that may be expected for future periods.

                                            First     Second    Third    Fourth
                                           Quarter   Quarter   Quarter   Quarter
                                           --------  --------  --------  --------
                                          (In thousands except per share amounts)
1997
  Product Sales . . . . . . . . . . . . .  $   821   $ 1,007   $ 1,410   $ 1,667
  Total Revenues. . . . . . . . . . . . .  $ 1,111   $ 1,273   $ 1,634   $ 1,962
  Gross Margin on Product Sales . . . . .  $   331   $   487   $   715   $   831
  Net Loss. . . . . . . . . . . . . . . .  $(1,650)  $(1,573)  $(1,393)  $(1,523)
  Loss Per Common Share-Basic and Diluted  $ (0.41)  $ (0.25)  $ (0.23)  $ (0.20)

1998
  Product Sales . . . . . . . . . . . . .  $ 1,815   $ 2,003   $ 2,007   $ 1,419
  Total Revenues. . . . . . . . . . . . .  $ 1,957   $ 2,172   $ 2,220   $ 1,643
  Gross Margin on Product Sales . . . . .  $   973   $ 1,298   $ 1,276   $   860
  Net Loss. . . . . . . . . . . . . . . .  $(1,802)  $(1,530)  $(1,316)  $(2,696)
  Loss Per Common Share-Basic and Diluted  $ (0.18)  $ (0.15)  $ (0.13)  $ (0.25)