Form 10-Q
period 1999-03-31
LIFECELL CORP
filed 1999-05-17
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark  One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


As of April 30, 1999, there were outstanding 11,863,739 shares of Common Stock, par value $.001, and 118,424 of Series B Preferred Stock, par value $.001 (which are convertible into approximately an additional 3,820,129 shares of Common Stock), of the registrant.

                                 PART I.     FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

                                        LIFECELL CORPORATION

                                           BALANCE SHEETS



                                                                        March 31,     December 31,
                                                                          1999            1998
                                                                      -------------  --------------
                                                                       (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                             $10,116,481   $    8,025,415
Short-term investments                                                      -            4,000,745
Accounts and other receivables, net                                     1,810,473        1,383,920
Inventories                                                             2,001,512        1,749,023
Prepayments and other                                                     165,454          207,570
                                                                      -------------  --------------
Total current assets                                                   14,093,920       15,366,673
FURNITURE AND EQUIPMENT, net                                            1,430,247        1,388,339
INTANGIBLE ASSETS, net                                                    304,304          275,687
                                                                      -------------  --------------

Total assets                                                          $15,828,471    $  17,030,699
                                                                      =============  ==============

           L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

CURRENT LIABILITIES
Accounts payable                                                      $   472,276    $     704,938
Accrued liabilities                                                     2,429,227        2,065,123
                                                                      -------------  --------------
Total current liabilities                                               2,901,503        2,770,061

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series B preferred stock, $.001 par value, 182,205 shares
authorized, 118,424 and 119,084 shares issued and
outstanding, respectively                                                     118              119
Undesignated preferred stock, $.001 par value, 1,871,795 shares
authorized, none issued and outstanding                                         -                -
Common stock, $.001 par value, 48,000,000 shares authorized,
11,753,239 and 11,612,852 shares issued and outstanding,
respectively                                                               11,753           11,612
Warrants outstanding to purchase 3,182,188 shares of  Common
Stock                                                                     298,344          298,344
Additional paid-in capital                                             59,353,038       58,426,555
Accumulated deficit                                                   (44,651,841)     (37,134,678)
Current year deficit                                                   (2,084,444)      (7,341,314)
                                                                      -------------  --------------
Total stockholders' equity                                             12,926,968       14,260,638
                                                                      -------------  --------------
Total liabilities and stockholders' equity                            $15,828,471    $  17,030,699
                                                                      =============  ==============


   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended March 31,
                                            --------------------------
                                                1999          1998
                                            ------------  ------------
REVENUES
 Product sales . . . . . . . . . . . . . .  $ 2,319,074   $ 1,815,114
 Research funded by others . . . . . . . .      286,764       142,350
                                            ------------  ------------
 Total revenues. . . . . . . . . . . . . .    2,605,838     1,957,464
                                            ------------  ------------
COSTS AND EXPENSES
 Cost of goods sold. . . . . . . . . . . .      806,994       842,281
 Research and development. . . . . . . . .    1,062,068       745,900
 General and administrative. . . . . . . .    1,307,144     1,010,566
 Selling and marketing . . . . . . . . . .    1,643,640     1,415,946
                                            ------------  ------------
   Total costs and expenses. . . . . . . .    4,819,846     4,014,693
                                            ------------  ------------

LOSS FROM OPERATIONS . . . . . . . . . . .   (2,214,008)   (2,057,229)
                                            ------------  ------------

 Interest income and other, net. . . . . .      129,564       254,840
                                            ------------  ------------

NET LOSS . . . . . . . . . . . . . . . . .  $(2,084,444)  $(1,802,389)
                                            ============  ============

LOSS PER COMMON SHARE - BASIC AND DILUTED.  $     (0.19)  $     (0.18)
                                            ============  ============

SHARES USED IN COMPUTING
 LOSS PER COMMON SHARE - BASIC AND DILUTED   11,653,402    11,139,095
                                            ============  ============


   The accompanying notes are an integral part of these financial statements.

                                          LIFECELL CORPORATION

                                        STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                             Three Months Ended March 31,
                                                                              --------------------------
                                                                                  1999          1998
                                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,084,444)  $(1,802,389)
 Adjustments to reconcile net loss to net cash used in operating activities-
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .       75,318        72,885
   Change in assets and liabilities-
     (Increase) decrease in accounts and other receivables
                                                                                 (426,553)     (259,843)
     (Increase) decrease in inventories. . . . . . . . . . . . . . . . . . .     (252,489)       (5,604)
     (Increase) decrease in prepayments and other. . . . . . . . . . . . . .       42,117       216,785
     Increase (decrease) in accounts payable and accrued liabilities . . . .      131,442      (155,320)
     Increase (decrease) in deferred revenues. . . . . . . . . . . . . . . .            -       (18,870)
                                                                              ------------  ------------

 Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (430,165)     (149,967)
                                                                              ------------  ------------

   Net cash used in operating activities . . . . . . . . . . . . . . . . . .   (2,514,609)   (1,952,356)
                                                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (117,228)     (176,182)
 Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (28,617)      (38,640)
 Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . .    4,000,745    (4,001,627)
                                                                              ------------  ------------

   Net cash provided by investing activities . . . . . . . . . . . . . . . .    3,854,900    (4,216,449)
                                                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of stock . . . . . . . . . . . . . . . . . . . . . .      926,625           381
 Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (175,850)     (179,865)
                                                                              ------------  ------------

   Net cash provided (used) by financing activities. . . . . . . . . . . . .      750,775      (179,484)
                                                                              ------------  ------------

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . . .    2,091,066    (6,348,289)
Cash and Cash Equivalents at Beginning of Period . . . . . . . . . . . . . .    8,025,415    20,781,026
                                                                              ------------  ------------

Cash and Cash Equivalents at End of Period . . . . . . . . . . . . . . . . .  $10,116,481   $14,432,737
                                                                              ============  ============


   The accompanying notes are an integral part of these financial statements.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION  AND  CERTAIN  SIGNIFICANT  RISKS:

LifeCell Corporation, a Delaware corporation, ("LifeCell" or the "Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company was incorporated on January 6, 1992, for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first commercial tissue product, AlloDerm tissue processing technology that provides an acellular dermal graft, during 1994. The future operating results of the Company will be principally dependent on the market acceptance of its current and future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein and "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the Financial Statements included within the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.     INVENTORIES

Inventories consist of products in various stages produced for sale and include the costs of raw materials, labor and overhead. A summary of inventories is as follows:

                                   March 31,   December 31,
                                     1999         1998
                                  ----------  -------------
Raw materials used in production  $  902,406  $     723,921
Work-in-process. . . . . . . . .     469,809        423,839
Finished goods . . . . . . . . .     629,297        601,263
                                  ----------  -------------
 Total inventories . . . . . . .  $2,001,512  $   1,749,023
                                  ==========  =============

4.     DIVIDENDS  PAYABLE  ON  SERIES  B  PREFERRED  STOCK

The Series B Preferred Stock bears cumulative dividends, payable quarterly ending 2001, at the annual rate of $6.00 per share. Dividends may be paid in cash, in additional shares of Series B Preferred Stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option.

While the shares of Series B Preferred Stock are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock.

During the first quarter of 1999, the Company accrued dividends on the Series B Preferred Stock of $175,850, payable in cash. Such dividend is payable on May 15, 1999.

5.     LOSS  PER  SHARE

Loss per common share has been computed by dividing net loss, which has been increased for imputed and stated dividends on outstanding Preferred Stock, by the weighted average number of shares of Common Stock outstanding during each period. In all applicable periods, all Common Stock equivalents, including the Series B Preferred Stock, were antidilutive and, accordingly, were not included in the computation.

Basic  loss  per  Common  share  was  calculated  as  follows:

                                                Three Months Ended March 31,
                                                 --------------------------
                                                     1999          1998
                                                 ------------  ------------
Net Loss. . . . . . . . . . . . . . . . . . . .  $(2,084,444)  $(1,802,389)
Less: Preferred dividends . . . . . . . . . . .     (175,850)     (179,865)
                                                 ------------  ------------
Net Loss available to common stockholders-basic  $(2,260,294)  $(1,982,254)
                                                 ============  ============

Weighted average shares outstanding-basic . . .   11,653,402    11,139,095
                                                 ============  ============
Loss per common chare-basic . . . . . . . . . .  $     (0.19)  $     (0.18)
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

GENERAL  AND  BACKGROUND

LifeCell is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company's patented tissue processing and cell preservation technologies serve as platforms for a broad range of potential products addressing significant clinical needs in multiple markets. The Company's first commercial product is AlloDerm, a tissue processing technology that provides a graft consisting of an extracellular tissue matrix that retains the essential biochemical and structural composition of human dermis. The Company believes that AlloDerm is the only commercial tissue transplant product that provides a complete template for the regeneration of normal human soft tissue. AlloDerm currently is being marketed in the United States and internationally for use in reconstructive plastic, dental and burn surgery and has been successfully transplanted in over 40,000 patients. LifeCell's development programs include Micronized AlloDerm , vascular grafts, nerve connective tissue and ThromboSol platelet storage solution.

Since inception, LifeCell has been financed through the public and private sale of equity securities, through product sales, through corporate alliances and through the receipt of government grants and contracts.

LifeCell began the sale of AlloDerm as a dermal replacement in the grafting of third-degree burns in December 1993 and commenced commercial activities in 1994. LifeCell commenced the sale of AlloDerm for periodontal surgery in September 1995 and for reconstructive plastic surgery uses in November 1995. To date, proceeds from the sale of AlloDerm products have not been sufficient to fund in full the Company's operating activities.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  1999  AND  1998

The net loss for the three months ended March 31, 1999, increased 16% to approximately $2.1 million compared to approximately $1.8 million for the same period of 1998. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products, increased investment in the Company's product development programs and increased expenditures for the infrastructure to support these activities. The increased investment in these activities was partially offset by a rise in product sales as discussed below.

Total revenues for the three months ended March 31, 1999, increased 33% to approximately $2.6 million compared to approximately $2.0 million for the same period of 1998. Approximately $504,000 of such increase was attributable to increased sales of products, which were the result of expanded sales and marketing activities and higher pricing of certain AlloDerm products during the 1999 period. Revenues from funded research and development increased $144,000 for the three months ended March 31, 1999 compared to the same period of 1998. The increase was attributable to funding by the Department of Defense of LifeCell's platelet and red blood cell preservation research programs. Amounts recognized as revenues under such cost-reimbursement arrangements relate to the expenses incurred under such arrangements during the periods.

Cost of goods sold for the three months ended March 31, 1999 was approximately $807,000 resulting in a gross margin of approximately 65%. The gross margin for the same period of 1998 was approximately 54%. The increase in gross margin was principally attributable to the implementation of certain production efficiencies, the allocation of fixed costs to higher volumes of products produced in 1999, an increase in sales of certain higher margin AlloDerm products and an increase in the price of certain AlloDerm products.

Research and development expenses for the three months ended March 31, 1999, increased 42% to approximately $1.1 million compared to approximately $746,000 for the comparable period in 1998. The increase in research and development expense was primarily attributable to the increased animal and clinical studies for the expanding uses of AlloDerm. In addition, increased resources have been expended on the ThromboSol platelet storage solutions and red blood cell preservation research as a result of the Department of Defense funding of these programs.

General and administrative expenses during the three months ended March 31, 1999, increased 29% to approximately $1.3 million compared to approximately $1.0 million for the same period of 1998. The increase is principally attributable the costs associated with professional fees incurred in relation to a distribution agreement entered into during March 1999 with Boston Scientific Corporation.

Selling and marketing expenses increased 16% to approximately $1.6 million during the three months ended March 31, 1999 compared to approximately $1.4 million for the same period of 1998. The increase was primarily attributable to increased promotional activities and the addition of sales personnel related to AlloDerm marketing.

Interest income and other, net decreased 49% to approximately $130,000 during the three months ended March 31, 1999 compared to approximately $255,000 for the same period of 1998. The decrease was principally attributable to a decrease in funds available for investment during the current period.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, external funding of research activities and interest on investments.

LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm products, develop expanded uses for AlloDerm products, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, participate in technical seminars and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products, and research and development funding received from others. While the Company believes that its existing available funds will be sufficient to meet its present operating and capital requirements through at least 2000, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1999 and 2000, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

During March 1999, LifeCell received gross proceeds of $1 million from the sale of shares of the Company's common stock to Boston Scientific Corporation in connection with the signing of a distribution agreement.

LifeCell has had losses since inception and therefore has not been subject to federal income taxes. As of December 31, 1998, LifeCell had available net operating loss "NOL" and research and development tax credit carryforwards for income tax purposes of approximately $40.5 million and $395,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of common stock in a public offering in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income as of December 31, 1998 was approximately $14.0 million on a cumulative basis. Accordingly, If LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS  AND  RISK  FACTORS

Certain of the statements contained in this report are forward-looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to uncertainties and risks that could cause actual results to differ materially. In addition, the operations and activities of the Company and investments in its securities are subject to certain significant risks. These risks include, but are not limited to, the demand for the Company's products and services, economic and competitive conditions, competitive products and technologies, uncertainty of patent protection, access to borrowed or equity capital on favorable terms, and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

YEAR  2000  COMPLIANCE

In recent years, the Company has been replacing and enhancing its information systems to gain operational efficiencies and keep pace with the Company's growth. In conjunction with these activities, the Company has been preparing its information systems for the year 2000.

The Company has completed a comprehensive assessment of the impact of the year 2000 on its internal information systems and applications and intends to make the necessary revisions or upgrades to its systems to render them year 2000 compliant. The Company is also focusing on compliance attainment efforts and key interfaces with vendors. To date, all of the Company's critical software applications have been certified Year 2000 compliant. The Company's computer hardware is in the process of final testing, and the Company expects that it will be compliant by the second quarter of 1999. Notwithstanding the Company's efforts, the Company could experience disruptions to some aspects of its activities and operations as a result of non-compliant systems utilized by the company or unrelated third parties. The company is therefore, developing contingency plans to mitigate the extent of any such potential disruption to business operations. The Company does not expect that the costs of addressing potential year 2000 issues will have a material adverse impact on the Company's results of operations or financial position.

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

ITEM  2.     CHANGE  IN  SECURITIES.

During the three months ended March 31, 1999, the Company sold 108,577 shares of its common stock, $0.001 par value per share, for an aggregate consideration of $1 million to Boston Scientific Corporation, pursuant to the signing of a distribution agreement. This issuance did not involve an underwriter. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     a.  Exhibits

     10.1 Voting Agreement dated November 18, 1996, as amended as of April 15, 1999, among LifeCell Corporation and certain stockholders named therein.

     27.1     Financial  Data  Schedule

     b.     Reports  on  Form  8-K
          None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LIFECELL  CORPORATION



Date:  May  12,  1999                   By:  /s/  Paul  G.  Thomas
                                           -----------------------
     Paul  G.  Thomas
     President  and  Chief
     Executive  Officer



Date:  May  12,  1999                         By:  /s/  Lynne  P.  Hohlfeld
                                                 --------------------------
     Lynne  P.  Hohlfeld
     Controller,  Principal
     Accounting  Officer

           EXHIBIT  INDEX

           10.1  Voting  Agreement,  as  amended

           27.1  Financial  Data  Schedule