Form 10-Q
period 1999-06-30
LIFECELL CORP
filed 1999-08-16
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  to



                        Commission File Number:  01-19890

                              LIFECELL CORPORATION

             (Exact name of registrant as specified in its charter)


              DELAWARE                                   76-0172936
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization


         3606 RESEARCH FOREST DRIVE                         77381
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

As of July 31, 1999, there were outstanding 11,877,683 shares of common stock, par value $.001, and 118,194 of series B preferred stock, par value $.001 (which are convertible into approximately an additional 3,812,709 shares of common stock), of the registrant.

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                         LIFECELL CORPORATION

                                            BALANCE SHEETS

                                                                           June 30,    December 31,
                                                                             1999         1998
                                                                       -------------  -------------
                                                ASSETS                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                             $    7,533,011  $ 8,025,415
  Short-term investments                                                             -    4,000,745
  Accounts and other receivables, net                                        2,079,232    1,383,920
  Inventories                                                                2,494,673    1,749,023
  Prepayment and other                                                         239,374      207,570
                                                                        --------------  -----------
    Total current assets                                                    12,346,290   15,366,673
  FURNITURE AND EQUIPMENT,  net                                              2,271,963    1,388,339
  INTANGIBLE ASSETS,  net                                                      326,409      275,687
                                                                        --------------  -----------

Total assets                                                            $   14,944,662  $17,030,699
                                                                         =============  =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                       $    896,327   $    704,938
Accrued liabilities                                                       2,537,095      2,065,123
Accrued relocation costs                                                    502,328              -
                                                                       -------------  -------------
Total current liabilities                                                 3,935,750      2,770,061

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series B preferred stock, $.001 par value, 182,205 shares authorized,
  118,424 and 119,084 issued and outstanding, respectively                      118            119
Undesignated preferred stock, $.001 par value, 1,817,795 shares
  authorized, none issued and outstanding                                         -              -
Common stock, $.001 par value, 48,000,000 shares authorized
  11,869,989 and 11,612,852 shares issued and outstanding respectively       11,869         11,612
Warrants outstanding to purchase 3,182,188 shares of common stock           298,344        298,344
Additional paid-in capital                                               59,712,279     58,426,555
Accumulated deficit                                                     (49,013,698)   (44,475,992)
                                                                       -------------  -------------
  Total stockholders' equity                                             11,008,912     14,260,638
                                                                       -------------  -------------
  Total liabilities and stockholders' equity                           $ 14,944,662   $ 17,030,699
                                                                       =============  =============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended June 30,
                                               ---------------------------
                                                    1999          1998
                                                ------------  ------------
REVENUES
  Product sales                                 $ 2,955,061   $ 2,003,324
  Research funded by others                         289,988       168,635
                                                ------------  ------------
    Total revenues                                3,245,049     2,171,959
                                                ------------  ------------
COSTS AND EXPENSES
  Cost of goods sold                                764,045       704,931
  Research and development                          879,054       879,861
  General and administrative                      1,787,005       749,730
  Selling and marketing                           1,583,879     1,591,472
  Restructuring charges                             442,665             -
                                                ------------  ------------
Total costs and expenses                          5,456,648     3,925,994
                                                ------------  ------------
LOSS FROM OPERATIONS                             (2,211,599)   (1,754,035)
                                                ------------  ------------

Interest income and other, net                      110,965       224,261
                                                ------------  ------------
  NET LOSS                                      $(2,100,634)  $(1,529,774)
                                                ============  ============
  LOSS PER COMMON SHARE-BASIC AND DILUTED       $     (0.19)  $     (0.15)
                                                ============  ============

  SHARES USED IN COMPUTING
    LOSS PER COMMON SHARE-BASIC AND DILUTED      11,849,716    11,182,112
                                                ============  ============

    The accompanying notes are an integral part of these financial statements

                             LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Six months ended June 30,
                                             --------------------------
                                                 1999          1998
                                             ------------  ------------
REVENUES
  Product sales                              $ 5,274,134   $ 3,818,438
  Research funded by others                      576,752       310,984
                                             ------------  ------------
    Total revenues                             5,850,886     4,129,422
                                             ------------  ------------
COSTS AND EXPENSES
  Costs of goods sold                          1,571,039     1,547,213
  Research and development                     1,941,122     1,625,761
  General and administrative                   3,094,149     1,760,296
  Selling and marketing                        3,227,519     3,007,418
  Restructuring charges                          442,665             -
                                             ------------  ------------
Total costs and expenses                      10,276,494     7,940,688
                                             ------------  ------------

LOSS FROM OPERATIONS                          (4,425,608)   (3,811,266)
                                             ------------  ------------
Interest income and other, net                   240,530       479,102
                                             ------------  ------------
NET LOSS                                     $(4,185,078)  $(3,332,164)
                                             ============  ============
LOSS PER COMMON SHARE - BASIC AND DILUTED    $     (0.39)  $     (0.33)
                                             ============  ============

SHARES USED IN COMPUTING
  LOSS PER COMMON SHARE - BASIC AND DILUTED   11,752,102    11,160,771
                                             ============  ============

   The accompanying notes are an integral part of these financial statements.

                                         LIFECELL CORPORATION

                                       STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                            Six months ended June 30,
                                                                           --------------------------
                                                                               1999          1998
                                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(4,185,078)  $(3,332,164)
  Adjustments to reconcile net loss to net cash used in
     operating activities -
       Depreciation and amortization                                           191,368       150,258
       Gain/loss on abandonment of assets                                      334,874             -
       Change in assets and liabilities -
          Increase in accounts and other receivables                          (695,312)     (591,716)
          Increase in inventories                                             (745,650)     (211,072)
          (Increase) decrease in prepayments and other                         (31,803)      224,682
          Increase (decrease) in accounts payable and accrued liabilities    1,165,689      (474,799)
          Increase (decrease) in deferred revenues and deferred credit               -       (38,870)
                                                                           ------------  ------------
  Total adjustments                                                            219,166      (941,517)
                                                                           ------------  ------------
     Net cash used in operating activities                                  (3,965,912)   (4,273,681)
                                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                      (1,406,790)     (411,015)
  Intangible assets                                                            (53,801)      (52,803)
  (Purchases) sales of short-term investments                                4,000,745    (4,001,335)
                                                                           ------------  ------------
     Net cash provided by (used) in investing activities                     2,540,154    (4,465,153)
                                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                                            1,285,982       537,407
  Cash dividends paid                                                         (352,628)     (360,920)
                                                                           ------------  ------------
     Net cash provided by financing activities                                 933,354       176,487
                                                                           ------------  ------------

Net Decrease in Cash and Cash Equivalents                                     (492,404)   (8,562,347)
Cash and Cash Equivalents at Beginning of Period                             8,025,415    20,781,026
                                                                           ------------  ------------
Cash and Cash Equivalents at End of Period                                 $ 7,533,011   $12,218,679
                                                                           ============  ============

   The accompanying notes are an integral part of these financial statements.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION  AND  CERTAIN  SIGNIFICANT  RISKS:

LifeCell Corporation, a Delaware corporation, ("LifeCell" or the "Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company was incorporated on January 6, 1992, for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first transplantable tissue product, AlloDerm , a matrix template that provides an acellular dermal graft, during 1994. The future operating results of the Company will be principally dependent on the market acceptance of its current and future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein and "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

3.     INVENTORIES

Inventories consist of products in various stages produced for sale and include the costs of raw materials, labor and overhead. A summary of inventories is as follows:

                                  JUNE  30,   DECEMBER  31,
                                     1999          1998
                                  ----------  --------------
Raw materials used in production  $  924,467  $      723,921
Work-in-process. . . . . . . . .     956,621         423,839
Finished goods . . . . . . . . .     613,585         601,263
Total inventories. . . . . . . .  $2,494,673  $    1,749,023
                                  ==========  ==============


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

While the shares of Series B Preferred Stock are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock

During the second quarter of 1999, the Company accrued dividends on the Series B Preferred Stock of $177,149, payable in cash. Such dividends are payable on August 16, 1999.

During the first six months of 1999, the Company accrued dividends on the Series B Preferred Stock of $352,629, of which $175,480 were paid in cash on May 15, 1999.

5.     RELOCATION  COSTS

In June 1999, management approved plans to relocate the Company's operations from The Woodlands, Texas to Branchburg, New Jersey. Costs charged to operations during the three months ended June 30, 1999 included the cost of non-relocating employee retention benefits, a non-cash charge to abandon assets related to the Company's current facility and the costs of relocating key employees to New Jersey.

Costs recorded during the three months ended June 30, 1999 and classified as restructuring charges in the Statement of Operations are as follows:

                                             Three Months
                                                Ended
                                            June 30, 1999
                                            --------------
Non-relocating employee retention benefits  $      107,792
Facility abandonment costs                         334,873
                                            --------------
  Total restructuring charges               $      442,665
                                            ==============

In addition, non-recurring costs of $788,995 which did not qualify for classification as restructuring charges under current accounting standards, were recorded as general and administrative expense during the three months ended June 30, 1999 in relation to costs of relocating key employees. The Company expects to incur additional restructuring charges during the third quarter relating to the cost of lease terminations and additional employee retention benefits. These additional costs were either not quantifiable or to which the company had not committed a course of action as of June 30, 1999. The Company expects that these additional charges will not exceed $700,000.

6.     LOSS  PER  SHARE

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

Basic  loss  per  common  share  was  calculated  as  follows:

                                          Three Months ended June 30,  Six Months ended June 30,
                                           --------------------------  --------------------------
                                               1999          1998          1999          1998
                                           ------------  ------------  ------------  ------------
Net Loss. . . . . . . . . . . . . . . . .  $(2,100,634)  $(1,529,774)  $(4,185,078)  $(3,332,164)
Less:  Preferred dividends. . . . . . . .     (177,149)     (181,056)     (352,629)     (360,921)
                                           ------------  ------------  ------------  ------------
Net Loss available to Common Stock-basic.  $(2,277,783)  $(1,710,830)  $(4,537,707)  $(3,693,085)
                                           ============  ============  ============  ============

Weighted average shares outstanding-basic   11,849,716    11,182,112    11,752,102    11,160,771
                                           ============  ============  ============  ============
Loss per Common Share-basic . . . . . . .  $     (0.19)  $     (0.15)  $     (0.39)  $     (0.33)
                                           ============  ============  ============  ============


Diluted loss per common share is the same as basic loss per share due to the antidilutive nature of all of the Company's Common Stock equivalents.

7.     COMMITMENTS  AND  CONTINGENCIES

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

GENERAL  AND  BACKGROUND

LifeCell Corporation ("LifeCell" or the "Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company's patented tissue processing and cell preservation technologies serve as platforms for a broad range of potential products addressing significant clinical needs in multiple markets. The Company's first commercial product is AlloDerm , a processed tissue that provides a graft consisting of an extracellular tissue matrix that retains the essential biochemical and structural composition of human dermis. The Company believes that AlloDerm is the only commercial tissue transplant product that promotes normal human soft tissue regeneration. The Company currently markets AlloDerm in the United States and internationally for use in reconstructive plastic, dental and burn surgery, and it has been successfully transplanted in over 40,000 patients. LifeCell's development programs include Micronized AlloDerm , vascular grafts, nerve connective tissue and ThromboSol platelet storage solution.

Since inception, LifeCell's activities have been financed through the public and private sale of equity securities, product sales, corporate alliances and the receipt of government grants and contracts.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  1999  AND  1998

The net loss for the three months ended June 30, 1999, increased 37% to approximately $2.1 million compared to approximately $1.5 million for the same period of 1998. The increase was principally attributable to non-recurring expenses related to the pending relocation of the Company to New Jersey. These expenses were offset in part by increased product sales and revenues from research funding.

Total revenues for the three months ended June 30, 1999, increased 49% to approximately $3.2 million compared to approximately $2.2 million for the same period of 1998. The increase was primarily attributable to increased sales of products, which were the result of expanded sales and marketing activities, and increased pricing of certain AlloDerm products during the 1999 period.

Cost of goods sold for the three months ended June 30, 1999, was approximately $764,000 resulting in a gross margin of approximately 74%. The gross margin for the same period of 1998 was approximately 65%. The increase in gross margin was principally attributable to pricing benefits resulting from the change from distributing reconstructive plastic products through distributors to direct distribution from LifeCell to hospitals and doctors' offices. In addition, increases in sales of certain higher margin AlloDerm products and increased prices of certain AlloDerm products contributed to the improved gross margins.

Research and development expenses of approximately $879,000 for the three months ended June 30, 1999, were comparable to the same period of 1998. Funding for research expenditures increased to approximately $290,000 for the three months ended June 30, 1999, as compared to the same period of 1998. This increase was principally attributable to funding for the ThromboSol and red blood cell research programs provided by the United States Department of Defense.

General and administrative expenses for the three months ended June 30, 1999, increased 138% to approximately $1.8 million compared to approximately $750,000 for the same period of 1998. Approximately $800,000 of the increase was due to non-recurring expenses incurred to relocate key employees to New Jersey. The remainder of the increase was principally due to the search fees related to recruiting key members of senior management.

Selling and marketing expenses of approximately $1.6 million for the three months ended June 30, 1999, were comparable to the same period last year. Expenditures were shifted from international marketing to domestic programs including the recruiting of key senior management, hiring additional domestic sales representatives and developing new marketing tools for the Company's sales force.

LifeCell incurred a restructuring charge of approximately $443,000 during the three months ended June 30, 1999. The restructuring charge was the result of the planned relocation of the Company to New Jersey including the costs of abandoning the Texas facility and retention costs for non-relocating employees incurred during the period. The Company expects to incur additional costs during the third quarter of 1999 related to the relocation of the Company.

Interest income and other, net decreased approximately 51% to approximately $111,000 for the three months ended June 30, 1999, compared to approximately $224,000 during the same period of 1998. The decrease was due principally to a decline in cash available for investment.

SIX  MONTHS  ENDED  JUNE  30,  1999  AND  1998

The net loss for the six months ended June 30, 1999, increased 26% to approximately $4.2 million compared to approximately $3.3 million for the same period of 1998. The increase was principally attributable to non-recurring expenses related to the pending relocation of the Company to New Jersey and expenses incurred in the first quarter for professional fees related to finalizing a distribution agreement. These expenses were offset in part by increased product sales and revenues from research funding.

Total revenues for the six months ended June 30, 1999, increased 42% to approximately $5.9 million compared to approximately $4.1 million for the same period of 1998. Approximately $1.5 million of such increase was attributable to increased sales of products, which were the result of expanded sales and marketing activities and increased pricing of certain AlloDerm products during the 1999 period. Revenues from funded research and development increased approximately $266,000 during the six months ended June 30, 1999, as compared to the same period of 1998. This increase was attributable to funding available from the United States Department of Defense for the Company's ThromboSol and red blood cell research programs. Amounts recognized as revenues under such cost reimbursement arrangements were for expenses incurred during the period.

Cost of goods sold for the six months ended June 30, 1999, was approximately $1.6 million, resulting in a gross margin of approximately 70%. The gross margin for the same period of 1998 was approximately 59%. The increase in gross margin was attributable principally to the pricing benefits resulting from the change from distributing reconstructive plastic products through distributors to direct distribution from LifeCell to hospitals and doctors' offices. In addition, increases in sales of certain higher margin AlloDerm products and prices of certain AlloDerm products also contributed to the improved gross margins.

Research and development expenses for the six months ended June 30, 1999, increased 19% to approximately $1.9 million compared to approximately $1.6 million for the comparable period in 1998. The increase in research and development expense was primarily attributable to the increased animal and clinical studies for the expanding uses of AlloDerm. In addition, the Company has dedicated increased resources to product development programs such as Micronized AlloDerm (AlloDerm reduced to the size necessary for needle injections).

General and administrative expenses during the six months ended June 30, 1999, increased 76% to approximately $3.1 million compared to approximately $1.8 million for the same period of 1998. Approximately $800,000 of the increase was due to non-recurring expenses incurred to relocate key employees as a result of the planned move of the Company to New Jersey. The remainder of the increase was due to professional fees incurred for the recruiting of key personnel and expenses related to the finalizing of a distribution agreement during the first quarter of 1999.

Selling and marketing expenses increased 7% to approximately $3.2 million during the six months ended June 30, 1999, compared to approximately $3.0 million for the same period of 1998. The increase was principally attributable to the hiring of additional domestic sales representatives, recruiting key marketing management and development of additional marketing tools to support the sale of AlloDerm. These expenses were offset in part by the decrease in resources dedicated to international marketing programs.

Interest income and other, net decreased 50% to approximately $241,000 during the six months ended June 30, 1999, as compared to the same period of 1998. The decrease was principally attributable to a decrease in funds available for investment during the 1999 period.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, external funding of research activities, and interest on investments.

LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, relocate its operations to New Jersey and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products, research and development funding received from others and through an incentive financing package expected to be provided by the New Jersey Economic Development Authority. While the Company believes that the proceeds from the expected financing and its existing available funds will be sufficient to meet its present operating and capital requirements through at least 2000, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs and raise additional capital. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1999 and 2000, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

LifeCell has incurred losses since inception and therefore has not been subject to federal income taxes. As of December 31, 1998, LifeCell had net operating loss ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $40.5 million and $395,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of common stock in a public offering in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income as of December 31, 1998, was approximately $14.0 million on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL and tax credit carryforwards.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS  AND  RISK  FACTORS

Statements contained in this report other than historical facts are forward-looking statements provided in accordance with the provisions of the Private Securities Litigation Reform Act of 1995. While these statements reflect the Company's beliefs as of the date of this report, they are subject to uncertainties and risks that could cause actual results to differ materially. In addition, the operations and activities of the Company and investments in its securities are subject to certain significant risks. These risks include, but are not limited to, the demand for the Company's products and services, economic and competitive conditions, competitive products and technologies, uncertainty of patent protection, access to borrowed or equity capital on favorable terms, and other risks detailed in the Company's Annual Report of Form 10-K for the year ended December 31, 1998.

YEAR  2000  COMPLIANCE

In recent years, the Company has been replacing and enhancing its information systems to gain operational efficiencies and keep pace with the Company's growth. In conjunction with these activities, the Company has been preparing its information systems for the year 2000.

The Company has completed a comprehensive assessment of the impact of the year 2000 on its internal information systems and applications and intends to make the necessary revisions or upgrades to its systems to render them year 2000 compliant. The Company is also focusing on compliance attainment efforts and key interfaces with vendors. To date, all of the Company's critical software applications have been certified year 2000 compliant. The Company's computer hardware is in the process of final testing, and the Company expects that it will be compliant by the end of the third quarter of 1999. Notwithstanding the Company's efforts, the Company could experience disruptions to some aspects of its activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. The Company is, therefore, developing contingency plans to mitigate the extent of any such potential disruption to business operations. The Company does not expect that the costs of addressing potential year 2000 issues will have a material adverse impact on the Company's results of operations or financial position.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On June 3, 1999, at the Company's Annual Meeting of Stockholders, the individuals listed below were elected directors by the holders of Common Stock and Series B Preferred Stock, voting together as a class. Set forth opposite each director's name is the tabulation of votes cast.


Name                           Votes For   Votes Withheld
------------------             ----------  --------------
Michael E. Cahr                12,817,365          54,322
James G. Foster                12,814,965          56,722
Stephen A. Livesey             12,804,988          66,699
Paul G. Thomas                 12,801,931          69,756
David A. Thompson              12,816,433          55,254

The additional individuals listed below were elected directors by the holders of Series B Preferred Stock, voting as a separate class.


Name                         Votes For  Votes Withheld
-----------------            ---------  --------------
K. Flynn McDonald              107,337               -
Lori G. Koffman                107,337               -

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

           a.   Exhibits

     27.1  Financial  Data  Schedule

           b.   Reports  on  Form  8-K

     NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LIFECELL  CORPORATION



Date:  August  13,  1999                    By:  /s/ Paul G. Thomas
                                            --------------------------
                                            Paul  G.  Thomas
                                            President  and  Chief
                                            Executive  Officer



Date:  August  13,  1999                    By:  /s/ Fenel M. Eloi
                                            --------------------------
                                            Fenel  M.  Eloi
                                            Sr.  Vice  President,  Chief
                                            Financial  Officer  and  Secretary
                                            (Principal  Financial  Officer)



Date:  August  13,  1999                    By:  /s/ Lynne P. Hohlfeld
                                            --------------------------
                                            Lynne  P.  Hohlfeld
                                            Controller
                                            (Principal  Accounting  Officer)

EXHIBIT  INDEX

     27.1     Financial  Data  Schedule.