Form 10-Q
period 1999-09-30
LIFECELL CORP
filed 1999-11-15
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from     to



                        Commission File Number:  01-19890

                              LIFECELL CORPORATION

             (Exact name of registrant as specified in its charter)

             DELAWARE                                      76-0172936
 (State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


         ONE MILLENNIUM WAY                                  08876
       BRANCHBURG, NEW JERSEY                              (zip code)
 (Address of principal executive office)

                                 (908) 947-1100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

As of October 31, 1999, there were outstanding 11,908,584 shares of common stock, par value $.001, and 118,038 of series B preferred stock, par value $.001 (which are convertible into approximately an additional 3,807,998 shares of common stock), of the registrant.

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                         LIFECELL CORPORATION
                                            BALANCE SHEETS


                                                                          September 30,   December 31,
                                                                             1999            1998
                                                                        ---------------  -------------

                                                                         (Unaudited)
                                               ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $    4,102,275   $  8,025,415
  Short-term investments                                                              -      4,000,745
  Accounts and other receivables, net                                         2,232,893      1,383,920
  Inventories                                                                 2,821,189      1,749,023
  Prepayment and other                                                          326,789        207,570
                                                                         ---------------  -------------
     Total current assets                                                     9,483,146     15,366,673
  LONG-TERM INVESTMENT                                                          308,871              -
  FURNITURE AND EQUIPMENT,  net                                               2,497,833      1,388,339
  INTANGIBLE ASSETS,  net                                                       348,024        275,687
                                                                         ---------------  -------------

     Total assets                                                        $   12,637,874   $ 17,030,699
                                                                         ===============  =============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                       $      587,804   $    704,938
  Accrued liabilities                                                         2,329,381      2,065,123
  Accrued relocation costs                                                      325,000              -
                                                                         ---------------  -------------
     Total current liabilities                                                3,242,185      2,770,061

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series B preferred stock, $.001 par value, 182,205 shares authorized,
  118,038 and 119,084 issued and outstanding, respectively                          118            119
Undesignated preferred stock, $.001 par value, 1,817,795 shares
  Authorized, none issued and outstanding                                             -              -
Common stock, $.001 par value, 48,000,000 shares authorized
  11,908,584 and 11,612,852 shares issued and outstanding respectively           11,909         11,612
Warrants outstanding to purchase 3,182,188 shares of common stock               298,344        298,344
Additional paid-in capital                                                   59,798,387     58,426,555
Accumulated deficit                                                         (50,713,069)   (44,475,992)
                                                                         ---------------  -------------
     Total stockholders' equity                                               9,395,689     14,260,638
                                                                         ---------------  -------------
     Total liabilities and stockholders' equity                          $   12,637,874   $ 17,030,699
                                                                         ===============  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          Three Months Ended September 30,
                                          --------------------------------
                                                 1999          1998
                                             ------------  ------------
REVENUES
    Product sales                            $ 3,220,297   $ 2,007,249
    Research funded by others                    125,366       212,406
                                             ------------  ------------
        Total revenues                         3,345,663     2,219,655
                                             ------------  ------------
  COSTS AND EXPENSES
    Cost of goods sold                           885,824       730,875
    Research and development                     857,184       878,250
    General and administrative                 1,058,790       570,655
    Selling and marketing                      1,613,786     1,563,429
    Relocation charges                           528,061             -
                                             ------------  ------------
        Total costs and expenses               4,943,645     3,743,209
                                             ------------  ------------

  LOSS FROM OPERATIONS                        (1,597,982)   (1,523,554)
                                             ------------

Interest income and other, net                    77,282       207,247
                                             ------------  ------------
  NET LOSS                                   $(1,520,700)  $(1,316,307)
                                             ============  ============
  LOSS PER COMMON SHARE-BASIC AND DILUTED    $     (0.14)  $     (0.13)
                                             ============  ============
  SHARES USED IN COMPUTING
    LOSS PER COMMON SHARE-BASIC AND DILUTED   11,885,850    11,258,924
                                             ============  ============

    The accompanying notes are an integral part of these financial statements

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Nine months ended September 30,
                                             -------------------------------
                                                   1999          1998
                                               ------------  ------------
REVENUES
    Product sales                              $ 8,494,431   $ 5,825,687
    Research funded by others                      702,118       523,390
                                               ------------  ------------
        Total revenues                           9,196,549     6,349,077
                                               ------------  ------------
COSTS AND EXPENSES
    Costs of goods sold                          2,456,863     2,278,088
    Research and development                     2,798,306     2,504,010
    General and administrative                   3,363,944     2,330,951
    Selling and marketing                        4,841,304     4,567,322
    Relocation charges                           1,759,722             -
                                               ------------  ------------
        Total costs and expenses                15,220,139    11,680,371
                                               ------------  ------------
LOSS FROM OPERATIONS                            (6,023,590)   (5,331,294)
                                               ------------  ------------
Interest income and other, net                     317,812       686,348
                                               ------------  ------------
NET LOSS                                       $(5,705,778)  $(4,644,946)
                                               ============  ============
LOSS PER COMMON SHARE - BASIC AND DILUTED      $     (0.53)  $     (0.46)
                                               ============  ============
SHARES USED IN COMPUTING
    LOSS PER COMMON SHARE - BASIC AND DILUTED   11,797,174    11,193,848
                                               ============  ============

   The accompanying notes are an integral part of these financial statements.

                                          LIFECELL CORPORATION

                                        STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                                1999          1998
                                                                            ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $(5,705,778)  $ (4,644,946)
    Adjustments to reconcile net loss to net cash used in
      operating activities -
        Depreciation and amortization                                           295,339        409,466
        Loss on abandonment of assets                                           334,874              -
        Change in assets and liabilities -
           Increase in accounts and other receivables                          (848,973)      (848,645)
           Increase in inventories                                           (1,072,167)      (405,780)
           Increase in prepayments and other                                   (119,218)      (133,052)
           Increase (decrease) in accounts payable and accrued liabilities      293,454       (587,718)
           Decrease in deferred revenues and deferred credit                          -        (59,519)
                                                                            ------------  -------------
    Total adjustments                                                        (1,116,691)    (1,625,248)
                                                                            ------------  -------------
        Net cash used in operating activities                                (6,822,469)    (6,270,194)
                                                                            ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                     (1,735,085)      (620,591)
    Intangible assets                                                           (76,960)       (65,157)
    Purchases) sales of short-term investments                                4,000,745     (4,001,040)
    (Purchases) sales of long-term investments                                 (308,871)             -
                                                                            ------------  -------------
        Net cash provided by (used) in investing activities                   1,879,829     (4,686,788)
                                                                            ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of stock                                           1,372,129        543,417
    Cash dividends paid                                                        (352,629)      (360,921)
                                                                            ------------  -------------
        Net cash provided by financing activities                             1,019,500        182,496
                                                                            ------------  -------------

Net Decrease in Cash and Cash Equivalents                                    (3,923,140)   (10,774,486)
Cash and Cash Equivalents at Beginning of Period                              8,025,415     20,781,026
                                                                            ------------  -------------
Cash and Cash Equivalents at End of Period                                  $ 4,102,275   $ 10,006,540
                                                                            ============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                               $         -   $      1,605

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

3.     INVENTORIES

Inventories consist of products in various stages produced for sale and include the costs of raw materials, labor and overhead. A summary of inventories is as follows:

                                  September  30,   December 31,
                                       1999            1998
                                  ---------------  -------------
Raw materials used in production  $       976,603  $     723,921
Work-in-process. . . . . . . . .        1,044,848        423,839
Finished goods . . . . . . . . .          799,738        601,263
                                  ---------------  -------------
     Total inventories . . . . .  $     2,821,189  $   1,749,023
                                  ===============  =============

4.     DIVIDENDS  PAYABLE  ON  SERIES  B  PREFERRED  STOCK

The Series B Preferred Stock bears cumulative dividends, payable quarterly for five years through November 2001, at the annual rate of $6.00 per share. Dividends may be paid in cash, in additional shares of Series B preferred stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option.

While the shares of Series B Preferred Stock are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock

During the third quarter of 1999, the Company accrued dividends on the Series B Preferred Stock of $178,671, payable in cash. Such dividends are payable on November 15, 1999.

During the first nine months of 1999, the Company accrued dividends on the Series B Preferred Stock of $531,300, of which $175,480 were paid in cash on May 15, 1999 and $177,149 were paid in cash on August 16, 1999.

5.     RELOCATION  COSTS

In June 1999, management approved plans to relocate the Company's operations from The Woodlands, Texas to Branchburg, New Jersey. Costs charged to operations during the three months ended September 30, 1999 included the cost of non-relocating employee retention benefits, a non-cash charge to abandon assets related to the Company's Texas facility and the costs of relocating key employees to New Jersey.

Costs recorded during the three months and nine months ended September 30, 1999 that are classified as relocation costs in the Statement of Operations are as follows:

                                             Three Months    Nine Months
                                                Ended           Ended
                                            September 30,   September 30,
                                                 1999            1999
                                            --------------  --------------
Non-relocating employee retention benefits  $      234,842  $      342,634
Facility abandonment costs                               -         334,875
Relocation costs                                   293,219       1,082,213
                                            --------------  --------------
  Total relocation costs                    $      528,061  $    1,759,722
                                            ==============  ==============

The Company expects to incur additional relocation costs during the fourth quarter of 1999 and the first quarter of 2000 relating to the cost of Texas lease terminations and additional employee retention benefits. These additional costs were, pending the Company's decision in such regard either not quantifiable or not subject to determination as of September 30, 1999.

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

Basic  loss  per  common  share  was  calculated  as  follows:

                                               Three Months ended         Nine Months ended
                                                  September 30,              September 30,
                                           --------------------------  --------------------------
                                               1999          1998          1999          1998
                                           ------------  ------------  ------------  ------------
Net Loss. . . . . . . . . . . . . . . . .  $(1,520,700)  $(1,316,307)  $(5,705,778)  $(4,644,946)
Less:  Preferred dividends. . . . . . . .     (178,671)     (182,076)     (531,300)     (542,998)
                                           ------------  ------------  ------------  ------------
Net Loss available to Common Stock-basic.  $(1,699,371)  $(1,498,383)  $(6,237,078)  $(5,187,944)
                                           ============  ============  ============  ============

Weighted average shares outstanding-basic   11,885,850    11,258,924    11,797,174    11,193,848
                                           ============  ============  ============  ============
Loss per Common Share-basic . . . . . . .  $     (0.14)  $     (0.13)  $     (0.53)  $     (0.46)
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

GENERAL  AND  BACKGROUND

LifeCell Corporation ("LifeCell" or the "Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company's patented tissue processing and cell preservation technologies serve as platforms for a broad range of potential products addressing significant clinical needs in multiple markets. The Company's first commercial product is a processed tissue that provides a graft consisting of an extracellular tissue matrix that retains the essential biochemical and structural composition of human dermis. The Company believes that their product is the only commercial tissue transplant product that promotes normal human soft tissue regeneration. The Company currently markets the product as AlloDerm in the United States and internationally for use in reconstructive plastic, dental and burn surgery, and it has been successfully transplanted in over 40,000 patients. The Company also sells the product as Repliform for urogynecological applications through Boston Scientific Corporation, the Company's exclusive distributor. LifeCell's development programs include Micronized AlloDerm , vascular grafts, nerve connective tissue and ThromboSol platelet storage solution.

Since inception, LifeCell's activities have been financed through the public and private sale of equity securities, product sales, corporate alliances and the receipt of government grants and contracts.

LifeCell began the sale of AlloDerm grafts as a dermal replacement in the grafting of third-degree burns in December 1993 and commenced commercial activities in 1994. LifeCell commenced the sale of AlloDerm for periodontal surgery in September 1995 and for reconstructive plastic surgery uses in November 1995. The Company began selling Repliform in August 1999. To date, proceeds from the sale of AlloDerm and Repliform products have not been sufficient to fund in full the Company's operating activities.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998

The net loss for the three months ended September 30, 1999, increased 15% to approximately $1.5 million compared to approximately $1.3 million for the same period of 1998. The increase was principally attributable to non-recurring expenses related to the ongoing relocation of the Company to New Jersey. These expenses were offset in part by increased product sales.

Total revenues for the three months ended September 30, 1999, increased 45% to approximately $3.2 million compared to approximately $2.2 million for the same period of 1998. The increase was primarily attributable to increased sales of products, which were the result of expanded sales and marketing activities, and increased pricing of certain AlloDerm products during the 1999 period. This increase was offset in part by an approximately $87,000 decrease in revenues from funded research and development grants and alliances during the three months ended September 30, 1999 as compared to the same period of 1998 due to the relocation of the Company's research and development group to New Jersey during the third quarter. The funding available to the Company through these arrangements is firm and will be realized in future periods. Amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the periods.

Cost of goods sold for the three months ended September 30, 1999, was approximately $886,000 resulting in a gross margin of approximately 72%, compared to 64% for the same period of 1998. The increase in gross margin was principally attributable to pricing benefits resulting from the change from LifeCell commencing in 1999 direct distribution of its reconstructive plastic products to hospitals and doctors' offices rather than through third party distributors. In addition, increases in sales of certain higher margin AlloDerm products and increased prices of certain AlloDerm products contributed to the improved gross margin.

Total research and development expenses decreased approximately $21,000 to approximately $857,000 for the three months ended September 30, 1999 compared to the same period of 1998. Research expenditures associated with grants decreased to approximately $125,000 for the three months ended September 30, 1999, as compared to the same period of 1998. This decrease was principally attributable to reduced labor and material expenditures related to grants due to the relocation of the Company's research and development group to New Jersey during the third quarter.

General and administrative expenses for the three months ended September 30, 1999, increased 93% to approximately $1.1 million compared to approximately $571,000 for the same period of 1998. This increase was principally due to higher recruiting and staffing costs incurred in connection with the recruitment of new key members of senior management and higher consulting costs.

Selling and marketing expenses of approximately $1.6 million for the three months ended September 30, 1999, were comparable to the same period last year. Expenditures were shifted from international marketing to domestic programs including the recruiting of key senior management, hiring additional domestic sales representatives and developing new marketing tools for the Company's sales force.

LifeCell incurred relocation costs of approximately $528,000 during the three months ended September 30, 1999. The relocation costs were the result of the planned relocation of the Company to New Jersey including retention costs for non-relocating employees and costs of relocating key employees incurred during the period. The Company expects to incur additional costs during the fourth quarter of 1999 and the first quarter of 2000 related to the relocation of the Company.

Interest income and other, net decreased approximately 63% to approximately $77,000 for the three months ended September 30, 1999, compared to approximately $207,000 during the same period of 1998. The decrease was due principally to a decline in cash available for investment.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998

The net loss for the nine months ended September 30, 1999, increased 24% to approximately $5.7 million compared to approximately $4.6 million for the same period of 1998. The increase was principally attributable to non-recurring expenses of $1.8 million related to the relocation of the Company to New Jersey and expenses incurred in the first quarter for professional fees related to finalizing a distribution agreement. These expenses were offset in part by increased product sales and revenues from research funding.

Total revenues for the nine months ended September 30, 1999, increased 45% to approximately $9.2 million compared to approximately $6.3 million for the same period of 1998. Approximately $2.6 million of such increase was attributable to increased sales of products, which were the result of expanded sales and marketing activities and increased pricing of certain AlloDerm products during the 1999 period. Revenues from funded research and development increased approximately $179,000 during the nine months ended September 30, 1999, as compared to the same period of 1998. This increase was attributable to funding available from the United States Department of Defense for the Company's ThromboSol and red blood cell research programs. Amounts recognized as revenues under such cost reimbursement arrangements were for expenses incurred during the period.

Cost of goods sold for the nine months ended September 30, 1999, was approximately $2.5 million, resulting in a gross margin of approximately 73%. The gross margin for the same period of 1998 was approximately 61%. The increase in gross margin was attributable principally to the pricing benefits resulting from the change from distributing reconstructive plastic products through distributors to direct distribution from LifeCell to hospitals and doctors' offices. In addition, increases in sales of certain higher margin
AlloDerm products and increased prices of certain AlloDerm products also contributed to the improved gross margin.

Total research and development expenses for the nine months ended September 30, 1999, increased 12% to approximately $2.8 million compared to approximately $2.5 million for the comparable period in 1998. The increase in research and development expense was primarily attributable to the increased animal and clinical studies for the expanding uses of AlloDerm. In addition, the Company has dedicated increased resources to product development programs such as Micronized AlloDerm (AlloDerm reduced to the size necessary for needle injections).

General and administrative expenses during the nine months ended September 30, 1999, increased 48% to approximately $3.4 million compared to approximately $2.3 million for the same period of 1998. This increase was principally due to professional fees incurred for the recruiting of key personnel and expenses related to finalizing a distribution agreement during the first quarter of 1999.

Selling and marketing expenses increased 4% to approximately $4.8 million during the nine months ended September 30, 1999, compared to approximately $4.6 million for the same period of 1998. The increase was principally attributable to the hiring of additional domestic sales representatives, recruiting key marketing management and development of additional marketing tools to support the sale of AlloDerm. These expenses were offset in part by the decrease in resources dedicated to international marketing programs.

LifeCell incurred relocation costs of approximately $1.8 million during the nine months ended September 30, 1999. The relocation costs were the result of the planned relocation of the Company to New Jersey including the costs of abandoning the Texas facility , retention costs for non-relocating employees and costs for relocating key employees incurred during the period. The Company expects to incur additional costs during the fourth quarter of 1999 and the first quarter of 2000 related to the relocation of the Company.

Interest income and other, net decreased 54% to approximately $318,000 during the nine months ended September 30, 1999, when compared to the same period in 1998. The decrease was principally attributable to a decrease in funds available for investment during the 1999 period.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, external funding of research activities, and interest on investments.

LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, relocate its operations to New Jersey and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products, research and development funding received from others, through an incentive financing package provided by the New Jersey Economic Development Authority and through a debt financing facility from a certain financial institution from which the Company has received a commitment letter. While the Company believes that the proceeds from the expected financing and its existing available funds will be sufficient to meet its present operating and capital requirements through at least 2000, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs and raise additional capital. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 1999 and 2000, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

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

The Company has completed a comprehensive assessment of the impact of the year 2000 on its internal information systems and applications and intends to make the necessary revisions or upgrades to its systems to render them year 2000 compliant. The Company is also focusing on compliance attainment efforts and key interfaces with vendors. To date, all of the Company's computer hardware and critical software applications have been certified year 2000 compliant. One of the Company's production systems is undergoing Y2K remediation and the Company expects that it will be compliant by the end of November 1999. Notwithstanding the Company's efforts, the Company could experience disruptions to some aspects of its activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. The Company has developed contingency plans to mitigate the extent of any such potential disruption to business operations. The Company does not expect that the costs of addressing potential year 2000 issues will have a material adverse impact on the Company's results of operations or financial position.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

None.

PART  II.  OTHER  INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          a.     Exhibits

   10.1 Lease Agreement Dated June 17, 1999 Between registrant and Maurice M. Weill, Trustee for Branchburg Property and first amendment to lease dated September 21, 1999 between the registrant and Maurice. Weill, trustee for Branchburg Property

   27.1     Financial  Data  Schedule

          b.     Reports  on  Form  8-K

                 NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LIFECELL  CORPORATION



Date:  November  15,  1999               By:  /s/  Paul  G.  Thomas
                                              ---------------------
                                         Paul  G.  Thomas
                                         President  and  Chief
                                         Executive  Officer



Date:  November  15,  1999               By:  /s/  Fenel  M.  Eloi
                                              --------------------
                                         Fenel  M.  Eloi
                                         Sr.  Vice  President,  Chief
                                         Financial  Officer  and  Secretary
                                         (Principal  Financial  Officer)



Date:  November  15,  1999               By:  /s/  David  B.  Platt
                                                   ----------------
                                         David  B.  Platt
                                         Controller
                                         (Principal  Accounting  Officer)

EXHIBIT  INDEX

     10.1     Lease Agreement

     27.1     Financial  Data  Schedule.