Form 10-K
period 1999-12-31
LIFECELL CORP
filed 2000-03-29
CIK 849448

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-19890

                              LIFECELL CORPORATION

     A  DELAWARE                                     IRS EMPLOYER IDENTIFICATION
     CORPORATION                                     NO.  76-0172936

                               ONE MILLENNIUM WAY
                          BRANCHBURG, NEW JERSEY  08876

                         Telephone Number (908) 947-1100

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock (Common Stock and Series B Preferred Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of March 17, 2000: $117,282,428.

Number  of shares of registrant's Common Stock outstanding as of March 17, 2000:
13,667,361. (If the Series B Preferred Stock had converted into Common Stock as of such date, there would be 17,089,973 shares of Common Stock outstanding.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's proxy statement relating to the June 2, 2000 annual meeting of stockholders have been incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------

                                          TABLE OF CONTENTS

                                             DESCRIPTION


Item                                                                                               Page
----------  -------------------------------------------------------------------------------------  ----

PART I                                                                                              3
  Item 1.   Business                                                                                3
            General                                                                                 3
            Technology                                                                              3
            Strategy                                                                                4
            Products and Product Development Activities                                             5
            Marketing                                                                              10
            Sources of Materials                                                                   10
            Government Regulation                                                                  10
            Research and Development                                                               14
            Competition                                                                            15
            Environmental Matters                                                                  16
            Employees                                                                              16
            Special Note Regarding Forward-Looking Statements                                      16
            Risk Factors                                                                           16
  Item 2.   Properties                                                                             23
  Item 3.   Legal Proceedings                                                                      23
  Item 4.   Submission of Matters to a Vote of Security Holders                                    23

PART II                                                                                            24
  Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters              24
            Dividend Policy                                                                        24
  Item 6.   Selected Financial Data                                                                25
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  26
            General and Background                                                                 26
            Results of Operations                                                                  26
            Liquidity and Capital Resources                                                        28
  Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                              29
  Item 8.   Financial Statements and Supplementary Data                                            29
  Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure      29

PART III                                                                                           29
  Item 10.  Directors and Executive Officers of the Registrant                                     29
  Item 11.  Executive Compensation                                                                 29
  Item 12.  Security Ownership of Certain Beneficial Owners and Management                         29
  Item 13.  Certain Relationships and Related Transactions                                         30

PART IV                                                                                            30
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       30

PART  I

     This Annual Report on Form 10-K contains, in addition to historical information, "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See "Business-Special Note Regarding Forward-Looking Statements."

ITEM  1.     BUSINESS

GENERAL

     LifeCell Corporation is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. Our core preservation technology produces an acellular tissue matrix, which retains the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three products based on this technology: AlloDerm(R) for the reconstructive plastic, burn and dental markets; Cymetra(TM), micronized AlloDerm tissue for the reconstructive plastic and dermatology markets; and Repliform(TM)acellular tissue for the urology and gynecology market. We believe that our products are the only commercially available tissue transplant products that provide a complete template for the regeneration of normal human soft tissue. We estimate that AlloDerm has been transplanted in more than 50,000 patients. We also are developing several additional products, including small diameter vascular grafts as an alternative to autografted blood vessels, orthopedic applications of our acellular tissue matrix, and ThromboSol(TM), a formulation for extended storage of platelets ("ThromboSol".)

     We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986.

TECHNOLOGY

     Our product development programs have been generated from the following proprietary technologies:

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

     TISSUE  PROCESSING  TECHNOLOGY

     Our tissue processing technology removes antigenic cells from the tissue matrix to eliminate the potential for specific rejection of the transplanted tissue. Our tissue processing technology also

     - stabilizes the tissue matrix by preserving its natural structure and biochemical properties that promote cell repopulation and

     - allows for extended storage by freeze-drying the tissue matrix without significant ice crystal damage thus avoiding a non-specific immune response upon transplantation.

     Soft tissue contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins, growth factors and blood vessels (the "tissue matrix"). Together, the tissue matrix and the cells that populate it form the soft tissues of the body, such as dermis, heart valves, blood vessels, nerve connective tissue, and other tissue types. As part of the body's natural remodeling process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix. However, in the event that a large portion of the tissue matrix is destroyed or lost because of trauma or surgery, the body cannot regenerate the damaged portion. The only method of replacing large sections of the tissue matrix is through transplantation.

     Soft tissue transplants from one part of the patient's body to another (autograft) generally are successful; however, the procedure results in the creation of an additional wound site. Historically, the ability to transplant tissue from one person to another (allograft) has been limited because the donor's cells within the transplanted tissue may trigger an immune response, resulting in rejection of the transplanted tissue. We believe that previous attempts to remove cells from soft tissue grafts before performing an allograft transplant have resulted in disruption or damage of the tissue matrix, causing an inflammatory response and rejection of the tissue following transplantation.

     We believe our tissue processing technology offers the following important benefits:

          Natural Tissue Regeneration. Tissue grafts produced with our tissue processing technology retain the structural and biochemical properties that stimulate normal cell repopulation and normal soft tissue regeneration. In addition, our clinical studies with dermis and preliminary animal studies with heart valve leaflets, nerve connective tissue grafts, and vascular grafts processed with our technology indicate that such tissues can be remodeled by the recipient's own cells and eventually become the recipient's own tissue.

          Multiple Potential Applications. We believe that our tissue processing technologies have the potential to generate additional products with multiple applications. In addition to the current commercial applications of AlloDerm (i.e., reconstructive plastic, dental and burn surgery), Repliform and Cymetra, we believe that our acellular tissue matrix may provide additional benefits in neurosurgery and orthopedic surgery. We also are evaluating the applicability of our technologies to other tissues and are conducting animal studies with blood vessels processed with our technology.

          Safety. Our tissue processing technology is designed to produce products that will revascularize and integrate into the body's own tissues. The patient's immune cells also are able to penetrate into the transplanted tissue and thus aid in preventing infections. In contrast, certain synthetic implants do not allow penetration of the patient's immune cells, thereby compromising the body's natural ability to fight infections. AlloDerm has a proven safety record of over seven years and over 50,000 grafts have been transplanted to date.

          Prolonged Shelf Life. Our proprietary tissue processing technology allows extended storage and ease of transportation of products. AlloDerm and Repliform are validated for storage at normal refrigerated temperatures for up to two years. In contrast, traditionally processed skin allografts require low temperature (-80 C) storage and shipping with dry ice.

          Compatibility with Other Technologies. Several types of tissues processed with our technology retain important biochemical components, such as proteoglycans including hyaluronic acid. These biochemical components bind growth factors that stimulate tissue regeneration. Therefore, we believe it may be possible to use our technology to develop tissue-based delivery vehicles for these factors and cells.

     CELL  PRESERVATION  TECHNOLOGY

     Blood cells circulating within the body are exposed to multiple factors that maintain their stability and prevent activation. When blood cells are removed from the body for storage, these stabilizing influences are absent and result in the destabilization and irreversible activation of the cells. These damaging events currently limit the shelf life of transfusable red blood cells to 42 days under refrigeration and blood platelets to five days at room temperature.

Our cell preservation technology mimics the stabilizing influences that are present in the body through manipulation of signal transduction mechanisms that control cellular metabolism, combined with either low temperature storage or our patented freeze-drying technology. If successfully implemented, our cell preservation technology could result in multiple products for the preservation of directly transfusable blood cells with extended shelf life, which could be stored in a manner consistent with current blood banking practices.

STRATEGY

     Our vision is to be a leader in the emerging field of regenerative medicine, by developing and marketing biologic solutions for the repair, replacement and preservation of human cells and tissue. Our strategy includes the following principal elements:

     EXPANDING  PENETRATION  OF  ALLODERM(R)  INTO  CURRENT  TARGET  MARKETS

     Our direct marketing effort focuses on the use of AlloDerm(R) in head and neck, and plastic and reconstructive procedures. We see great opportunity for sales growth in this area, in which AlloDerm is used as an alternative to the current standard of care, autografts. We have initiated numerous programs to achieve this goal. These include:

     - conducting additional clinical studies to demonstrate the benefits of AlloDerm(R) compared to autografts;

     - supporting publications in leading scientific journals describing the uses and benefits of AlloDerm;

     - utilizing our expanded sales and marketing staff to call on a broader audience of hospital-based surgeons;

     - participating at trade shows and sponsoring educational and surgical training workshops on the use of AlloDerm.

     We currently market AlloDerm for use in reconstructive plastic and burn surgery in domestic markets through our own sales force. For dental applications and selected international markets, we market through distributors.

     FULL  LAUNCH  OF  REPLIFORM  IN  UROGYNECOLOGY  MARKET

     Repliform , introduced in 1999, is the application of our matrix technology within the urology and gynecology market. We market Repliform through our partnership with Boston Scientific, a worldwide developer, manufacturer and marketer of medical devices with a well-established marketing presence in the urology field.

     In February 2000, we, in conjunction with Boston Scientific, initiated the full launch of Repliform following the successful completion of a targeted introduction of the product to thought leaders in the United States. We intend to increase the penetration of Repliform in this market by demonstrating the benefits of Repliform compared to other products when used as a bladder sling for the treatment of urinary incontinence.

     LAUNCH  CYMETRA(TM)  IN  RECONSTRUCTIVE  PLASTIC  AND  DERMATOLOGY  MARKETS

     In December 1999, we introduced Cymetra, a micronized AlloDerm tissue to selected plastic and reconstructive surgeons. In February 2000, we announced a co-promotion agreement with Obagi Medical Products ("Obagi") that granted Obagi exclusive promotion rights to market to office-based plastic surgeons and dermatologists. Our sales force will focus its efforts on hospital-based reconstructive plastic surgeons.

     LEVERAGING  TECHNOLOGY  PLATFORMS  TO  DEVELOP  NEW  PRODUCTS

     Research continues into uses of our technology in vascular grafts and orthopedics. Our vascular graft research has shown promise in pre-clinical feasibility studies. We intend to seek a corporate partner for the further development and commercialization of this product during 2000.

     Pre-clinical studies suggest that our acellular tissue matrix may also remodel into tendons, cartilage and bone. We intend to investigate further the use of our acellular tissue and micronized acellular tissue for use in orthopedics.

We are using our proprietary cell preservation technology in the development of solutions that would extend the shelf life of platelets and red blood cells. We plan to establish collaborative out-licensing arrangements with appropriate partners to fund the development and commercialization of certain of these products.

PRODUCTS  AND  PRODUCT  DEVELOPMENT  ACTIVITIES

     ACELLULAR  TISSUE  PRODUCTS

     ALLODERM(R)

     AlloDerm(R) is acellular tissue processed with our proprietary tissue processing technology using donated human (cadaveric) skin. We believe that AlloDerm is the only transplant tissue product on the market today that promotes the regeneration of normal human soft tissue. Following transplant, the AlloDerm graft becomes repopulated with the patient's own cells and is revascularized (i.e., blood supply is restored), becoming engrafted into the patient. AlloDerm is a versatile tissue and has multiple surgical applications. AlloDerm is predominately used in reconstructive plastic, periodontal and burn surgery.

     We receive donated human skin from tissue banks in the United States that comply with the FDA's human tissue regulations. In addition, we require supplying tissue banks to comply with procedural guidelines outlined by the American Association of Tissue Banks. We conduct microbiological and other rigorous quality assurance testing before our acellular tissue products are released for shipment. AlloDerm has a proven safety record of over seven years and over 50,000 grafts have been transplanted to date. AlloDerm is shipped at ambient temperature by overnight delivery services and has a two-year refrigerated shelf life.

     We have established what we believe to be adequate sources of donated skin tissue at acceptable costs to satisfy the foreseeable demand for all of our commercialized tissue products. However, there can be no assurance that the future availability of donated human skin will be sufficient to meet our demand for such materials.

     RECONSTRUCTIVE PLASTIC SURGERY. AlloDerm is marketed to reconstructive plastic surgeons as an "off-the-shelf" alternative to autograft. Within reconstructive plastic surgery, AlloDerm is used primarily in the following types of surgical procedures:

     - as an implant for soft tissue reconstruction or tissue deficit correction;

     -    as an interpositional graft for tissue coverage or closure;

     - as a graft or implant for scar revision or the dermal component of a skin graft; and

     -    as a sling to support tissue following nerve or muscle damage.

     Based on industry sources, we estimate there are approximately one million reconstructive surgical procedures performed annually in the United States in which AlloDerm could be used. We estimate that our target market for sheet AlloDerm is 241,000 procedures. These procedures include various head and neck aesthetic and reconstructive surgeries, cancer reconstruction, scar revision and oral cavity reconstruction. In these procedures, the greatest competitive pressures to AlloDerm are from autologous tissue, synthetic and biosynthetic materials. The disadvantages of using autologous tissue is the creation of a separate donor site wound and the associated pain, healing, and scarring from this additional wound. The disadvantages of using synthetic materials are the susceptibility of synthetics to infection, the graft moving away from the transplanted area (mobility), and erosion of the graft through the skin (extrusion). Additionally, some biosynthetic materials may include bovine collagen, which requires patient sensitivity testing.

     PERIODONTAL SURGERY. We began marketing AlloDerm to periodontists in September 1995. Lifecore Biomedical, Inc. is our exclusive distributor in the United States and select international markets of AlloDerm for use in periodontal applications. Periodontal surgeons use AlloDerm to increase the amount of attached gum tissue supporting the teeth. Until the development of AlloDerm, these procedures were predominately performed with autologous tissue excised from the roof of the patient's mouth and then transplanted to the gum.

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

     In mid 1998, in association with Lifecore Biomedical, we began marketing AlloDerm for use in root coverage procedures. Based on industry sources, we estimate 250,000 root coverage procedures in which AlloDerm could be used are performed annually in the United States.

     AlloDerm tissue products also are used as barrier membranes in guided bone regeneration. In this function, the AlloDerm tissue serves as a barrier over allograft bone grafts or bone substitutes, which are used to restore degenerated alveolar bone.

     According to the most recently published data from the American Dental Association, there were approximately 480,000 soft tissue grafts and 230,000 bone-related grafts performed in 1990 in the United States. Competitive procedures use autologous tissue as well as synthetic material. We believe that AlloDerm has advantages over autologous tissue because of the reduced trauma to the patient, and over certain non-resorbable synthetic materials because it integrates into the patient's tissue and does not require a separate procedure for removal.

     BURNS. During 1994, we began commercial sales of AlloDerm for use in the treatment of third-degree and deep second-degree burns requiring skin grafting. Skin is the body's largest organ and is the first line of defense against invasion of foreign substances. It contains two functional layers, the upper surface consisting primarily of cells (epidermis) and an underlying foundational layer consisting primarily of extracellular matrix proteins and collagen (dermis). The epidermis functions as a water barrier and maintains hydration. The dermis provides other important skin properties including tensile strength, durability and elasticity. Dermis, like many other tissues of the body, is not capable of de novo regeneration. The most conservative and common surgical treatment of third-degree and deep second-degree burns use split-thickness skin autografts (the epidermal layer and a portion of the dermis) taken from uninjured areas of the patient's body. The surgical procedure when using AlloDerm in treating these patients is to place AlloDerm where the patient is missing dermis and cover the AlloDerm with an ultra-thin split-thickness skin autograft (the epidermal layer and a much thinner portion of the dermis). This procedure has produced comparable results to normal autografts while significantly reducing donor site trauma.

     The use of AlloDerm in burn grafting has clinically shown performance equivalent to autograft in reducing the occurrence and effects of scar contracture. Scar contracture is a progressive tightening of scar tissue that can cause skin and joint immobility. Severe scar contracture can limit the use and function of all mobile joints, such as the arms, legs, feet, hands and neck. Burn patients commonly undergo or need repetitive reconstructive surgeries for scar contracture. We believe that AlloDerm provides significant therapeutic value when used in burn grafting over a patient's mobile joints.

     Based on industry sources, we estimate that approximately 80,000 people are hospitalized each year in the United States due to burns and that more than 20,000 of such patients are admitted with major burns requiring skin grafts. We believe AlloDerm could be used effectively with all of these patients.

     POTENTIAL ORTHOPEDIC APPLICATIONS OF ALLODERM. We have been advised that a small number of surgeons have used AlloDerm to reinforce the capsular ligament surrounding certain joints. Based on these surgeons' preliminary results, a product development plan has been implemented for orthopedic uses of AlloDerm. We intend to conduct pre-clinical studies investigating the potential of our acellular tissue matrix to remodel into orthopedic tissues such as tendon, ligament, cartilage, meniscus and bone.

     If successfully developed, an acellular tissue product for orthopedics could be used in more than 620,000 procedures.

     REPLIFORM(TM)

     UROLOGY AND GYNECOLOGY SURGERY. Since 1997, surgeons have used Repliform or AlloDerm in urological and gynecological procedures in the treatment of urinary incontinence and to repair damaged or inadequate female pelvic tissues. Since March 1999, Boston Scientific has been our exclusive worldwide sales and marketing representative for Repliform for use in urology and gynecology.

     Urinary incontinence affects approximately 13 million Americans, 85% of whom are women. Fewer than half of these individuals seek treatment due to the combined factors of embarrassment and a lack of acceptable therapeutic options for some types of incontinence. Some forms of urinary incontinence can be treated with a sling procedure, which involves lifting and supporting the bladder neck to provide urethral support and compression.

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

     Currently, materials used for slings and pelvic floor repair surgeries include autologous tissue, synthetic materials and cadaveric fascia. The autologous tissue often is taken from the patient's thigh or abdomen resulting in a painful donor site. The greatest drawback of using synthetic materials is the occurrence of erosion through the urethra or vaginal wall causing pain and infection, necessitating repeat surgery. Cadaveric fascia commonly is used with minimal complications but currently is undergoing supply constraints. We believe that Repliform used as a sling provides a safe and effective alternative that eliminates the need for a donor site, will repopulate as the patient's own tissue, will not erode through the soft pelvic tissues, and is available in adequate supply.

     Annually in the United States, there are approximately 190,000 retropubic suspensions, bladder neck suspensions, and sling procedures performed of which approximately 75,000 are bladder slings that could use Repliform as the sling material. Also, there are approximately 240,000 pelvic floor procedures performed annually in the United States of which 200,000 could use Repliform for the soft tissue repair. Repliform has already been used in over 300 patients for the treatment of incontinence and various pelvic floor repair surgeries. We believe that the use of Repliform in slings and pelvic floor repair falls within the FDA classification of "human tissue" intended for transplantation. However, there can be no assurance that the FDA would agree.


     FDA STATUS OF ALLODERM. The FDA has notified us that the use of AlloDerm for replacement or repair of damaged or inadequate integumental tissue is "human tissue" within the meaning of the human tissue for transplantation regulations. The FDA has notified us that AlloDerm should be regulated as a Class II medical device when it is labeled and promoted as a dura mater replacement. However, it is unclear whether the FDA would agree that the following indications for which AlloDerm has been used by physicians (and for which we may want to promote AlloDerm in the future) is human tissue or whether the FDA would regulate AlloDerm under its medical device authorities for these indications:

     -    graft for guided bone regeneration;

     -    oncological reconstruction;

     -    urological and gynecological applications;

     -    orthopedic surgeries; and

     -     general  surgeries.

     There is risk that the FDA will require the submission of premarket approval applications supported by extensive clinical data for the marketing and promotion of some or all of these indications.

     MICRONIZED  ALLODERM  PRODUCTS

     CYMETRA(TM)


     We have developed Cymetra, the brand name for Micronized AlloDerm(TM) (a particulate form of AlloDerm) for use in multiple applications, including reconstructive and dermatological applications. We believe that the delivery of Cymetra non-surgically will create additional market opportunities that are impenetrable by AlloDerm or Repliform. We have conducted various animal and clinical studies aimed at demonstrating the efficacy and safety of Cymetra. We began marketing Cymetra on a limited basis to thought leaders in the field of reconstructive and facial plastic surgery in December 1999.

     In February 2000, we signed an agreement granting Obagi Medical Products the exclusive right to promote Cymetra to office-based dermatologists and plastic surgeons. We will market and distribute Cymetra directly to hospitals and a subset of private office accounts through our own sales force.

     Cymetra offers a new non-surgical alternative in reconstructive plastic and dermatological procedures, such as correction of facial and body soft tissue deficits, the revision of acne scars and wrinkle correction. Unlike intradermal fillers such as bovine and human collagen, Cymetra is delivered subdermally to replace tissue that has been lost or eroded for various reasons. Some of these procedures currently use bovine collagen injections. In 1998 there were over 400,000 collagen injection procedures performed in the United States. This represents a significant market opportunity for Cymetra. The greatest competitive pressure will be from injectable bovine collagen. The disadvantages of bovine collagen include the requirement for pre-procedural sensitivity testing and its limited persistence of two to three months due to resorption. Cymetra will not require sensitivity testing and may potentially persist longer than bovine collagen, offering greater patient and surgeon satisfaction.

     MICRONIZED  ALLODERM(TM)

     In addition to the applications targeted by Cymetra, we believe that micronized AlloDerm may have urological uses such as for the treatment of urethral sphincter deficiency, a common cause of urinary incontinence, and vesicoureteric reflux, which is the most common cause of renal failure in children. One treatment for these conditions has been injecting bovine collagen to bulk the sphincter muscle or to recreate the proper angle of the urethra or the ureter. Based on an independent market research report, we estimate there were approximately 118,000 injections of bovine collagen in 1996 to treat urinary conditions for 33,000 individuals in the United States. A significant drawback of bovine collagen in these procedures is that the body recognizes the bovine collagen as a foreign material and eventually resorbs the injected material requiring repeated injections to maintain continence or reflux correction. We currently are testing the persistence of micronized acellular tissue in animals for the treatment of urological disorders.

     The FDA regulatory status of micronized acellular tissue in the United States is uncertain. Although we believe that this form of AlloDerm should be classified as human tissue intended for transplantation, there can be no assurance that the FDA would agree. Additionally, even if some configurations or uses of micronized acellular tissue are classified as human tissue, other configurations such as those packaged to facilitate use by the physician, as well as certain clinical applications, may be regulated by the FDA as a medical device. If the product is classified as a device by the FDA, extensive delays may be encountered before the time, if ever, that the product may be commercially distributed.

     CARDIOVASCULAR  TISSUE  PRODUCTS

     We are conducting pre-clinical studies to evaluate small-diameter vascular graft products for potential use in cardiovascular and vascular surgery. If successfully developed, a vascular graft could be used in coronary artery bypass procedures or used to restore peripheral blood circulation in patients with vascular insufficiency, such as below-knee bypass procedures. According to an independent market research report, replacement vascular conduits are required for the 320,000 coronary artery bypass surgeries and 250,000 peripheral vascular reconstructions that are performed annually in the United States. There are additional requirements for construction of arterio-venous (A-V) fistulas for venous access in hemodialysis, patches for closure following carotid endarterectomy and microvascular conduits for microsurgical repair techniques.

     Veins harvested from the patient for use as a replacement graft continue to be the mainstay of therapy, yet these vessels are frequently donor site limited as a result of the condition of the patient. When available, autologous vessel harvest leads to significant patient discomfort and an increase in risk for complications. To address these drawbacks, there is a severe requirement for an "off-the-shelf" small diameter vascular graft, which is non-immunogenic, non-thrombotic and has compliance characteristics and handling properties equivalent to native vessels.

     Our processed grafts are decellularized to circumvent an immune response, and they are freeze-dried to allow shelf storage for immediate use. Handling characteristics and physical properties are equivalent to the native vessel. A pre-clinical study has demonstrated our processed graft has an equivalent patency to the animal's autologous vein. This study also showed the graft was repopulated with the animal's own cells and hence, remodeled into the animal's own tissue.


     BLOOD  CELL  PRESERVATION

     We are developing ThromboSol platelet storage solution to extend the shelf life of transfusable platelets and other methods to extend the shelf life of red blood cells, white blood cells and stem cells.

     THROMBOSOL(TM) . We are developing ThromboSol; a patented biochemical formulation designed to protect transfusable platelets from damage during storage at low temperatures. The expected use of the product would be by blood banks to increase the safety and extend the shelf-life of transfusable platelets, thereby increasing the supply of available platelets, as well as to store autologous platelets in advance for individuals expecting to undergo surgery or chemotherapy. There were approximately 7.9 million platelet units transfused in the United States in 1994, according to an industry survey.

     Platelets are blood cells that initiate clotting. Untreated platelets are sensitive to storage at low temperatures and cannot be refrigerated effectively. Presently, platelets are stored at room temperature and, due to the risk of microbial contamination, have a limited shelf life of five days. We have shown in laboratory tests that the addition of ThromboSol solution preserves the in vitro functional aspects of refrigerated platelets for up to nine days and frozen platelets for more than one year.

     During 1999, we successfully completed biocompatability testing on the ThromboSol solutions. A pilot clinical study under a physician-sponsored Investigational New Drug ("IND") was conducted during 1998 and the study found that ThromboSol treated cryopreserved platelets performed better than standard cryopreserved platelets. A second physician-sponsored IND has been initiated which involves a "standard of care" transfusion of ThromboSol cryopreserved platelets into oncology patients. This study should be completed in 2000. We intend to license this product to major pharmaceutical and or other companies for commercial development.

     RED BLOOD CELLS. We are conducting research to develop procedures to freeze and freeze-dry red blood cells. Such technology would be used by blood banks for long-term storage of donated units of red blood cells, extending the available blood supply, and for storage of autologous red blood cells for individuals expecting to require blood transfusions as part of planned surgery.

     Approximately 13 million units of blood are donated each year in the United States. Red blood cells currently may be stored up to 42 days under refrigeration. Current procedures to freeze red blood cells require the use of cryoprotectant solutions that are toxic to the recipient and must be removed by washing the cells prior to transfusion. This removal procedure is labor-intensive and requires the immediate transfusion of the thawed and washed blood. We believe that the successful development of non-toxic low temperature methods of storage could simplify the use of frozen blood and potentially allow widespread storage of autologous blood.

     Numerous companies are attempting to develop blood substitute products and others are developing simple closed loop cell washing methods or developing technologies to inactivate bacterial or viral contaminants in donated blood. Successful development of these products could affect the demand for any products developed by us. Any product developed will require extensive regulatory approvals, including approval of an IND by the FDA to conduct clinical trials.

MARKETING

     We currently distribute AlloDerm in the United States for reconstructive plastic and burn surgical applications through our network of direct technical sales representatives. Periodontal applications of AlloDerm in the United States are marketed through our exclusive United States distributor, Lifecore
Biomedical, Inc. In March 1999, we entered an exclusive agreement with Boston Scientific for the worldwide sales and marketing of Repliform for use in urology and gynecology. In February 2000, we entered an agreement with Obagi Medical Products granting them the exclusive right for promotion of Cymetra to office-based dermatologists and plastic surgeons.

     For several years before 1999, we used a network of regional and international distributors to augment our sales efforts. We currently maintain a network of international distributors, but during the first quarter of 1999, we eliminated the use of regional distributors in favor of using distributors only on an exclusive field of use basis. We currently intend to develop and commercialize additional tissue products processed from cardiovascular, neurological and other tissues in conjunction with corporate marketing partners.

     As of March 6, 2000, we had a sales and marketing staff of 39 persons, including 25 domestic sales personnel, and 14 domestic marketing and other personnel. Our sales representatives are responsible for interacting with surgeons, primarily plastic surgeons and burn surgeons and educating them regarding the use and anticipated benefits of AlloDerm. We also participate in national and international conferences and trade shows, participate in or fund certain educational symposia or fellowship programs and advertise in industry trade publications.

SOURCES  OF  MATERIALS

     We pay a procurement fee to obtain allograft skin and other tissues from contracted tissue banks in the United States. We are expanding our current procurement of skin and other tissues to include any of approximately 150 tissue banks, including approximately 36 skin banks. Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act, which prohibits purchase and sale of human organs, skin, and related tissue for "valuable consideration."

     Pursuant to contractual arrangements, we reimburse tissue banks for expenses incurred that are associated with the recovering and shipping of donated human skin suitable for processing into AlloDerm, Repliform, Cymetra and allograft skin as a temporary wound dressing. In obtaining such tissues, we compete with treatment centers that use donated skin for temporary wound dressings.

     We believe we have established adequate sources of donor skin at acceptable costs to satisfy the foreseeable demand for AlloDerm products during 2000. Although we have not experienced any material difficulty in procuring adequate supplies of donor skin, there is risk that the future availability of donated human skin will not be sufficient to meet our demand for such materials. Any supply shortage of available tissues in the future would likely have a material adverse effect on our financial condition and results of operations.

     We currently do not have procurement arrangements for other tissues related to products under development, and do not intend to develop such arrangements until the products approach commercialization.

     We are accredited by the American Association of Tissue Banks ("AATB"). The AATB is recognized for the development of industry standards and its program of inspection and accreditation. The AATB provides a standards-setting function similar to the FDA's quality system regulations for medical device companies, and has procedures for accreditation similar to the International Standards Organization ("ISO") standards. The license was granted to us in 1997 following a detailed audit by the AATB of our operations and procedures. The accreditation must be renewed every three years and is for the processing, storage and distribution of tissue used in AlloDerm, Repliform, Cymetra and allograft skin.

GOVERNMENT  REGULATION

     Overview

     Government regulation, both domestic and foreign, is a significant factor in the manufacturing and marketing of our current and developing products. In the United States, our AlloDerm products are subject to regulation by the United States Food and Drug Administration (the "FDA"). The FDA applies the Federal Food, Drug, and Cosmetics Act (the "FDC Act") and the Public Health Service Act (the "PHS Act"). These rules provide the regulations which apply to the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion of our products.

     The FDA does not apply a single regulatory scheme to human tissues and products derived from human tissue. On a case by case basis, FDA may choose to regulate such products as transplanted human tissue, biologics or medical devices. A fundamental difference in the treatment of products under these various classifications is that the FDA generally permits transplanted human tissue to be commercially distributed without premarket approval. In contrast, products regulated as devices or biologics usually require such approval. The process of obtaining premarket approval for a device or biologic is often expensive, lengthy and uncertain.

     Once on the market, all of our products are subject to pervasive and continuing regulation by the FDA. We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements. FDA may impose a wide of range of enforcement sanctions if we fail to comply, including:

     -    fines,

     -    injunctions,

     -    civil penalties,

     -    recall or seizure of our products,

     -    total or partial suspension of production,

     - refusal of the government to authorize the marketing of new products or to allow us to enter into supply contracts, and

     -    criminal prosecution.


     Tissue Regulation

     In 1996, correspondence from the FDA stated that AlloDerm used for the replacement or repair of damaged or inadequate integumental tissue would be regulated as human tissue under an interim regulation governing human tissue for transplantation then in effect. This letter reversed the FDA's initial position that AlloDerm for these indications should be regulated as a medical device. In 1997, the FDA issued a final regulation that became effective in 1998 regulating "human tissue." The rule defines human tissue as any tissue derived from a human body which is (i) intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease and (ii) recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product or medical device and excludes vascularized human organs.

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

     Relying on the 1996 letter, we have not obtained prior FDA approval for commercial distribution of AlloDerm for use in the treatment of burns, periodontal surgical procedures (such as free-gingival grafting and guided tissue regeneration), and reconstructive plastic surgery procedures (such as atrophic lip reconstruction and scar revision). We believe that the final tissue regulation did not alter the provisions of the interim regulation that was the foundation of the FDA's decision not to regulate AlloDerm as a device when sold for these indications. Therefore, we continue to believe that AlloDerm for these uses is regulated as human tissue. However, because the FDA's approach to tissue regulation is evolving, we cannot assure you that FDA will adhere to this position. In the future, the FDA could choose to impose device regulation on AlloDerm for these indications.

     The FDA also stated in the 1996 letter that their decision applied only to AlloDerm when intended for use in transplantation to repair or replace damaged or inadequate integumental tissue and that the regulatory status of the product when it is promoted for other uses, such as a void filler for soft tissue, for cosmetic augmentation or as a wound healing agent, would be determined on a case-by-case basis. After the initial 1996 letter, additional FDA correspondence stated that we would need to seek a regulatory status determination on AlloDerm for any other uses.

     We recently began marketing Cymetra (a micronized version of AlloDerm) for plastic reconstructive procedures. We also are marketing Repliform (an acellular tissue matrix) for urological and gynecological surgery (bladder sling; pelvic floor repair). We believe that these products all meet the regulatory definition of human tissue, and therefore, have not sought guidance from the FDA. The FDA could choose to regulate any or all of these uses under the device regulations, requiring us to cease marketing and/or recall product already sold until 510(k) clearance or PMA approval is obtained. The FDA also could impose sanctions for our failure to obtain premarket clearance or approval.

     In May 1998, the FDA issued a proposed rule requiring registration of tissue banking establishments and the listing of tissue products. This proposal (which has not been finalized) may be a first step toward imposing significant additional regulatory requirements upon tissue products. Such requirements could cause us to incur significant additional costs.

     The National Organ Transplant Act ("NOTA") prohibits the acquisition, receipt or transfer of certain human organs, including skin and heart valves and vascular grafts, for "valuable consideration", but permits the payment of "reasonable" expenses associated with the removal, transportation, processing, preservation, quality control and storage of human tissue and skin. We cannot assure you that NOTA will not be interpreted to limit the prices that we may charge for processing and transporting such products.

     Our pricing structure for AlloDerm, Repliform and Cymetra also includes certain educational costs associated with the processing and transportation of human tissue. Although we believe that recovery of educational costs is permitted under NOTA, a future inability to pass these costs on could adversely affect our financial condition and operations. We cannot assure you that the government will not adopt interpretations of NOTA that would adversely affect our pricing structure or otherwise call into question one or more aspects of our method of operation. Certain states and foreign countries have laws similar to NOTA. These laws may restrict the amount that we can charge for our products, and may restrict the importation or distribution of AlloDerm, Repliform and Cymetra to licensed not-for-profit organizations.

     In 1997, the FDA also issued a comprehensive "proposed approach" to the regulation of cellular and tissue-based products, including human tissue for transplantation. The FDA proposal set forth a tiered approach to cell and tissue regulation that ranges from no regulatory requirements for cells or tissue that are removed and transplanted into the same patient in a single surgical procedure to full premarket approval requirements as biologics and medical devices for products that raise potential health, safety or efficacy concerns. Thus, FDA's approach to the regulation of tissue continues to evolve.

     Medical Device Regulation

     A medical device generally may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed in class I or class II. Class II devices require the manufacturer to seek "510(k) clearance" from the FDA prior to marketing through the filing of a "premarket notification," unless exempted from this requirement by regulation. Such clearance generally is granted based upon a finding that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a "predicate device," which is a legally marketed class II device that already has 510(k) clearance or a "preamendment" class III device (in commercial distribution prior to May 28, 1976) for which the FDA has not called for PMA applications (defined below). We believe that it usually takes from four to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer. No assurance can be given that any 510(k) submission will ever receive clearance. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, will require a new 510(k) submission.

     A medical device that does not qualify for 510(k) clearance is placed in class III, which is reserved for devices classified by the FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A class III device generally must undergo the premarket approval ("PMA") process, which requires the manufacturer to prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and information about the device and its components regarding, manufacturing, labeling and promotion. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with the Quality System Regulation ("QSR"), which includes elaborate testing, control, documentation and other quality assurance procedures. Upon submission, the FDA determines if the PMA application is sufficient to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which we believe typically takes one to three years, but may take longer.

     If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approval letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approval letter is satisfied, the FDA will issue a PMA order for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA order can include postapproval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device.

     A clinical study in support of a PMA application or 510(k) submission for a "significant risk" device requires an Investigational Device Exemption ("IDE") application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. The clinical study may begin if the FDA and the appropriate institutional review board ("IRB") at each clinical study site approve the IDE application. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical study after obtaining IRB approval without the need for FDA approval. In all cases, the clinical study must be conducted under the auspices of an IRB pursuant to FDA's regulatory requirements intended for the protection of subjects and to assure the integrity and validity of the data.

     Once  on the  market,  our  medical  device  products  will be  subject  to pervasive and continuing regulation. We will have to comply with these requirements, including the FDA's labeling regulations, the QSR, the Medical Device Reporting ("MDR") regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. In addition, class II devices can be subject to additional special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines) that do not apply to class I devices.

     In 1997, the FDA told us that NeoDura (an acellular tissue matrix) for use in dura mater replacement procedures would be classified as a medical device requiring 510(k) clearance. In March 1999, we withdrew this 510(k) submission with the intent to submit a new 510(k) notification after we have addressed several issues raised by the FDA. We cannot assure you that we will submit a new 510(k) notice for NeoDura or that it will ultimately receive 510(k) clearance.

     Based upon relevant precedents, it is not clear whether the FDA will regulate our vascular products now in development as medical devices requiring 510(k) clearance or PMA approval or as human tissue. However, we will seek to persuade the FDA that our vascular products should be regulated as human tissue similar to other vascular products previously marketed.

     Biologics Regulation

     Biologic products are regulated under the FDC Act and the Section 351(a) of the PHS Act. The PHS Act imposes a special additional licensing requirement, known as a Biologic License. This license imposes very specific requirements upon the facility and the manufacturing and marketing of licensed products to assure their safety, purity, and potency. Some licensed biological products are also subject to batch release by the FDA. That is, the products from a newly manufactured batch cannot be shipped until the FDA has evaluated either a sample or the specific batch records and given permission to ship the batch of product. The PHS Act also grants the FDA authority to impose mandatory product recalls and provides for civil and criminal penalties for violations.

     Before conducting the required clinical testing of a biological product, an applicant must submit an investigational new drug application ("IND") to the FDA, containing preclinical data demonstrating the safety of the product for human investigational use, information about the manufacturing processes and procedures and the proposed clinical protocol. Clinical trials of biological products typically are conducted in three sequential phases, but may overlap. Phase 1 trials test the product in a small number of healthy subjects, primarily to determine its safety and tolerance at one or more doses. In Phase 2, in addition to safety, the efficacy, optimal dose and side effects of the product are evaluated in a patient population somewhat larger than the Phase 1 trial. Phase 3 involves further safety and efficacy testing on an expanded patient population at geographically dispersed test sites.

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

     Upon completion and analysis of clinical trials, the applicant assembles and submits a Product License Application and an Establishment License Application or a Biologic License Application containing, among other things, a complete description of the manufacturing process. Before the licenses can be granted, we must undergo a successful establishment inspection. FDA review and approval of a biological product can take several years. We cannot assure you that we will obtain the required approval for ThromboSol platelet storage solution or any other proposed biological products.

     Other Regulation

     We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with our research and development work. We cannot assure you that we will not incur significant additional costs to comply with these laws or regulations in the future.

     International Regulation

     Sales of medical devices and biological products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to commercialization of the product in those countries. Certain countries regulate AlloDerm as a pharmaceutical product, requiring extensive filings and regulatory approvals to market the product. Certain countries classify AlloDerm as "human tissue transplant" which may restrict its commercialization. Other countries have no applicable regulations regarding the commercialization of products similar to AlloDerm, creating uncertainty about the import or sale of the product.

     The inability to classify AlloDerm as a medical device has restricted our ability to obtain an appropriate regulatory designation for the product for Western Europe, which would provide a clearer marketing path in the European Union. The time required to obtain foreign approvals may be longer or shorter than that required for FDA approval and there can be no assurance that approvals would be obtained for any of our products. AlloDerm currently is being marketed in certain foreign countries, and we are actively pursuing clearance to market AlloDerm in certain additional countries. There can be no assurance that the uncertainty of regulations in each country will not delay or impede the marketing of AlloDerm or impede our ability to negotiate distribution arrangements on favorable terms.

     RESEARCH AND DEVELOPMENT

     We have historically funded the development of our tissue products and blood cell preservation products primarily through external sources, including a corporate alliance and government grants and contracts, as well as through the proceeds from equity offerings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our research and development costs in 1997, 1998 and 1999 for all programs, including those programs funded through corporate and government support, were approximately $2.0 million $3.4 million and $3.9 million respectively.

     We have received a substantial portion of our government grant funding from the United States government's Small Business Innovation Research ("SBIR") program. The SBIR grant program provides funding to evaluate the scientific and technical merit and feasibility of an idea. To date, we have been awarded approximately $6.3 million through 15 approved SBIR program awards and Department of Defense contracts. We intend to continue to seek funding through the SBIR programs, as well as to pursue additional government grant and contract programs. Generally, we have the right to patent any technologies developed from government grants and contract funding, subject to the United States government's right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

     PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

     Our ability to compete effectively with other companies is dependent materially upon the proprietary nature of our technologies. We rely primarily on patents, trade secrets and confidentiality agreements to protect our technologies. We currently license the exclusive right to nine United States patents and related foreign patents and the non-exclusive right to 14 United States patents. In addition, we have been issued five United States utility patents, one United States design patent and have seven pending United States patent applications.

     Our technology is protected by three primary families of patents and patent applications. One United States patent covers methods of producing our tissue-based products. Two United States patents and two pending patent applications cover methods of extending the shelf-life of platelets, red blood cells and other blood cells. Nine additional United States patents supplement our other patents and cover methods of freeze-drying without the damaging effects of ice crystal formation.

     We also have applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by United States patents or proprietary rights owned by or licensed to us may differ from that of their foreign counterparts.

     In general, the patent position of biotechnology and medical product firms is highly uncertain and involves complex legal, scientific and factual questions. There is risk that other patents may not be granted with respect to the patent applications filed by us. Furthermore, there is risk that one or more patents issued or licensed to the Company will not provide commercial benefit to us or will be infringed, invalidated or circumvented by others. The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years. Prior to actual issuance, the contents of United States patent applications are generally not made public. Once issued, a patent would constitute prior art from its filing date, which might predate the date of a patent application on which we rely. Conceivably, the issuance of such a prior art patent, or the discovery of "prior art" of which we are currently unaware, could invalidate a patent of ours or our licensor or discourage commercialization of a product claimed within such patent.

     No assurances may be given that our products or planned products may not be the subject of additional infringement actions by third parties. Any successful patent infringement claim relating to any products or planned products could have a material adverse effect on our financial condition and results of operations. Further, there can be no assurance that any patents or proprietary rights owned by or licensed to us will not be challenged, invalidated, circumvented, or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application or failure to comply with the written description, best mode, enablement or other applicable requirements.

     We conduct a cursory review of issued patents prior to engaging in research or development activities. Accordingly, we may be required to obtain a license from others to commercialize any of our products under development. There can be no assurance that any such license that may be required could be obtained on favorable terms or at all.

     We may decide for business reasons to retain certain knowledge that we consider proprietary as confidential and elect to protect such information as a trade secret, as business confidential information, or as know-how. In that event, we must rely upon trade secrets, know-how and continuing technological innovation to maintain our competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information.

     We have federal trademark or service mark registrations that we currently use for LifeCell , which concerns processing and preserving tissue samples, and AlloDerm , which concerns our commercial acellular dermal graft product. We have filed trademark applications for the protection of the phrases Micronized AlloDerm , the particulate form of AlloDerm, Cymetra , the brand name for Micronized AlloDerm, Repliform , the AlloDerm product designed for urology and gynecology and for NeoDura , the AlloDerm product designed for neurosurgery.

COMPETITION

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize our technology. There are many companies and academic institutions that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Many of those companies and academic institutions are well-established, have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than us. These companies and academic institutions may succeed in developing competing products that are more effective than our products or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.

     For most current applications of AlloDerm and Repliform, the principal form of competition is with the use of the patient's autologous tissue. We anticipate direct competition for AlloDerm tissue products and all of our proposed transplantable tissue products, as well as indirect competition from advances in therapeutic agents, such as growth factors now used to enhance wound healing. We believe that therapeutic growth factors may be used in conjunction with our proposed products and may potentially enhance the products' efficacy. There can be no assurance that we will be able to compete effectively with other commercially available products or that development of other technologies will not detrimentally affect our commercial opportunities or competitive advantage.

ENVIRONMENTAL  MATTERS

     Our research and development and processing techniques generate waste that is classified as hazardous by the United States Environmental Protection Agency, the Texas Natural Resources Commission and the New Jersey Department of
Environmental Protection. We segregate such waste and dispose of it through licensed hazardous waste transporters. Although we believe we are currently in compliance in all material respects with applicable environmental regulations, our failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have an adverse effect on our financial condition and results of operations.

EMPLOYEES

     At March 14, 2000, we had 154 full-time and 12 part-time employees of which 39 were employed in sales and marketing, 85 in engineering, production and quality assurance, 17 in research and development and clinical studies, and 25 in administration and accounting. Also, at such date, we employed, full-time, 3 persons with M.D. degrees and 9 persons with Ph.D. degrees.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. All statements other than statements of historical facts included herein, including, without limitation, statements regarding our financial position, business strategy, products, products under development, markets, budgets, plans and objectives of management for future operations and Year 2000 Readiness, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed under "Risk Factors" and elsewhere herein, including, without limitation, in conjunction with the forward-looking statements included herein. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

     WE HAVE A HISTORY OF OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT

     Since our inception in 1986, we have generated only limited revenues from product sales and have incurred substantial losses, including losses of approximately $6.1 million, $7.3 million and $9.2 million for the years ended December 31, 1997, 1998, and 1999, respectively. At December 31, 1999, we had an accumulated deficit of approximately $54.4 million. We expect to incur additional operating losses as well as negative cash flow from operations through the middle of 2000 as we continue to use substantial resources to expand our marketing efforts with respect to AlloDerm and to expand our product development programs. Our ability to increase revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance and sales of AlloDerm, Repliform and Cymetra and commercialization of products under development.

     WE  MAY NEED ADDITIONAL CAPITAL TO MARKET ALLODERM AND DEVELOP NEW PRODUCTS

     The development and commercialization of new products will require additional development, sales and marketing, manufacturing and other expenditures. We intend to expend substantial funds for:

     -    product research and development,

     -    expansion of sales and marketing activities,

     -    expansion of manufacturing capacity,

     -    product education efforts, and

     -    other working capital and general corporate purposes.

     We   may need additional capital, depending on:

     -    the costs and progress of our research and development efforts;

     -    the number and types of product development programs undertaken;

     -    the costs and timing of expansion of sales and marketing activities;

     -    the costs and timing of expansion of manufacturing capacity;

     -    the amount of revenues from sales of our existing and new products;

     - changes in, termination of, and the success of existing and new distribution arrangements;

     - the cost of maintaining, enforcing and defending patents and other intellectual property rights;

     -    competing technological and market developments;

     - developments related to regulatory and third-party reimbursement matters; and

     -    other factors.

     Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our product development programs.


     OUR FAILURE TO COMPLY WITH APPLICABLE REGULATION COULD LEAD THE FDA TO IMPOSE ENFORCEMENT SANCTIONS.


     Significant government regulation, both domestic and foreign, applies to the manufacturing and marketing of our current and developing products. In the United States, our AlloDerm products are subject to regulation by the United States Food and Drug Administration. Noncompliance with the FDA's requirements can result in:

     -    fines,

     -    injunctions,

     -    civil penalties,

     -    recall or seizure of products,

     -    total or partial suspension of production,

     - refusal of the government to authorize the marketing of new products or allow us to enter into supply contracts, and

     -    criminal prosecution.


     THE FDA MAY DECIDE TO IMPOSE MEDICAL DEVICE REGULATION RULES UPON ALLODERM'S CURRENT TISSUE PRODUCTS FOR RECONSTRUCTIVE PLASTIC SURGERY, PERIODONTAL SURGERY AND BURN GRAFTS, WHICH WOULD REQUIRE US TO OBTAIN 510(K) CLEARANCE OR PMA APPROVAL.


     The FDA generally permits transplanted human tissue to be commercially distributed without 510(k) clearance or PMA approval. In contrast, products regulated as medical devices usually require such approval. In 1996, the FDA determined that AlloDerm used for the repair or replacement of damaged or inadequate integumental tissue, including gingiva, would be regulated as transplanted human tissue. On that basis, we began commercial distribution of this product for reconstructive plastic surgery, periodontal surgery and burn grafts without 510(k) clearance or PMA approval from the FDA. However, the FDA's regulatory approach to tissue products continues to evolve. There is a risk that the FDA could alter its regulatory approach and decide that this product is more appropriately regulated as a medical device. If so, the FDA could require us to obtain 510(k) clearance or PMA approval for these products. The process of obtaining 510(k) clearance or PMA approval may be expensive, lengthy and unpredictable and/or may require collection of extensive clinical data.



     THE FDA MAY DECIDE TO REGULATE ALLODERM FOR OTHER USES, INCLUDING MICRONIZED ALLODERM, AS A MEDICAL DEVICE AND COULD ORDER US TO CEASE MARKETING AND/OR RECALL PRODUCT ALREADY SOLD UNTIL 510(K) CLEARANCE OR PMA APPROVAL IS OBTAINED; THE FDA ALSO COULD IMPOSE ENFORCEMENT SANCTIONS FOR MARKETING THESE PRODUCTS WITHOUT CLEARANCE OR APPROVAL.



     Although the FDA determined that AlloDerm used for the repair or replacement of damaged or inadequate integumental tissue, including gingiva, is regulated as tissue, the agency stated in that decision that the regulatory status of any different uses would need to be determined on a case-by-case basis. In recent months, we began marketing Cymetra (a micronized version of AlloDerm) for plastic and reconstructive procedures. We also began marketing Repliform (an acellular tissue matrix) for urological and gynecological surgery (bladder sling; pelvic floor repair) procedures.



     Because we believe that these products meet the regulatory definition of human tissue, we have not sought a determination of this question from the FDA. There is a risk that FDA could determine that AlloDerm for one or more of these new uses is more appropriately regulated as a medical device. Pursuant to such a decision, the FDA could require us to cease marketing and/or recall product already sold until 510(k) clearance or PMA approval is obtained. We do not know if such clearance or approval could be obtained in a timely fashion, or at all, or if the FDA would require extensive clinical data to support clearance or approval. The FDA also could seek to impose enforcement sanctions for marketing these products without 510(k) clearance or PMA approval.



     IF WE DO NOT PASS THE FDA'S INSPECTIONS OF OUR TISSUE FACILITIES, FDA COULD REQUIRE THE RECALL OR DESTRUCTION OF OUR TISSUE PRODUCTS.



     Our involvement in the processing and distribution of human tissue requires us to ensure that proper donor screening and infectious disease testing is done appropriately and conducted under strict procedures. In addition, we must maintain records, which are available for FDA inspectors documenting that the procedures were followed. The FDA has authority to conduct inspections of tissue establishments and to detain, recall, or destroy tissue if the procedures were not followed or appropriate documentation is not available.


     THERE IS A RISK THAT LAWS WILL LIMIT OUR ABILITY TO SELL OUR PRODUCTS AT A PROFIT.


     The National Organ Transplant Act prohibits the acquisition, receipt or transfer of certain human organs, including skin and heart valves and vascular grafts, for valuable consideration, but permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control and storage of human tissue and skin. We include in our AlloDerm, Repliform and Cymetra pricing structure certain of its educational costs and reasonable processing expenses. There is a risk that NOTA payment allowances may be interpreted differently in the future for our products, and if it is, it would limit profits, by limiting recovery of educational costs and processing expenses.

     OUR PRODUCTS MAY BE SUBJECT TO EXPORT RESTRICTIONS.


     FDA export restrictions may apply to our products that have not yet been cleared or approved for domestic distribution. There can be no assurance that we will receive on a timely basis, if at all, any FDA export approvals necessary for the marketing of our products abroad.


     OUR PROPOSED BLOOD CELL PRESERVATION PRODUCTS WILL BE SUBJECT TO REGULATION AS BIOLOGICS.


     Biologic products require FDA premarket licensing prior to commercialization in the United States. To obtain licensing approval for these products, we must submit proof of their safety, purity and potency. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA will act favorably or quickly in making such reviews and significant difficulties or costs may be encountered by us in our efforts to obtain FDA licenses. The FDA may also place conditions on clearances that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards are not maintained or if problems occur following initial marketing. Delays imposed by the FDA licensing process may materially reduce the period during which we have the exclusive right to commercialize patented products.


     OUR PRODUCTS ARE SUBJECT TO PERVASIVE AND CONTINUING REGULATION.


     Products marketed by us pursuant to FDA or foreign approval will be subject to pervasive and continuing regulation. In the United States, devices and biologics must be manufactured in registered establishments and must be produced in accordance with the Quality System Regulation for medical devices or Good Manufacturing Practices regulations for biologics. Tissue establishments must engage in donor screening, infectious disease testing and stringent record keeping. Our facilities and processes are subject to periodic FDA inspection for compliance with all requirements. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. From time to time, the FDA may modify such requirements, imposing additional or different requirements. Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and other penalties that would have a material adverse effect on us. In addition, there can be no assurance that the various states in which our products are sold will not impose additional regulatory requirements or marketing impediments.


     We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working condition, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connections with our research and development work. We may incur significant additional costs to comply with these laws or regulations in the future.


     WE ARE SUBJECT TO VARYING AND EXTENSIVE REGULATION BY FOREIGN GOVERNMENTS.


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


     AlloDerm currently is being marketed in certain foreign countries, and we are pursuing clearance to market AlloDerm in additional countries. The uncertainty of the regulations in each country may delay or impede the marketing of AlloDerm or impede our ability to negotiate distribution arrangements on favorable terms. Certain foreign countries have laws similar to the United States' National Organ Transplant Act. These laws may restrict the amount that we can charge for AlloDerm and may restrict the importation or distribution of AlloDerm to licensed not-for-profit organizations.


     OUR PRODUCTS REPRESENT NEW METHODS OF TREATMENT WHICH MAY NOT BE ACCEPTED BY DOCTORS.


     Much of our ability to increase revenues and to achieve profitability and positive cash flow will depend on expanding the use and market penetration of our AlloDerm products and the successful introduction of our products in development. Products based on our technologies represent new methods of treatment. Physicians will not use our products unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies. Even if the advantage of our products is established as clinically significant, physicians may not elect to use such products for any number of reasons. As such, there can be no assurance that any of our AlloDerm products or products under development will gain any significant degree of market acceptance among physicians, health care payers and patients. Broad market acceptance of our products may require the training of numerous physicians and clinicians, as well as conducting or sponsoring clinical studies to demonstrate the benefits of such products. The amount of time required to complete such training and studies could result in a delay or dampening of such market acceptance. Moreover, health care payers' approval of reimbursement for our products in development may be an important factor in establishing market acceptance.

     WE  WILL  NEED  TO  DEVELOP  NEW  PRODUCTS  TO  BE  SUCCESSFUL.

     Our growth and profitability will depend, in part, upon our ability to complete development of and successfully introduce new products. We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products. Although we have conducted animal studies on many of our products under development which indicate that the product may be feasible for a particular application, results obtained from expanded studies may not be consistent with earlier trial results or be sufficient for us to obtain any required regulatory approvals or clearances. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of new products. Regulatory clearance or approval of these or any new products may not be granted on a timely basis, if ever, and the new products may not adequately meet the requirements of the applicable market or achieve market acceptance. The completion of the development of any of our products under development remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

     -    unanticipated technical or other problems,

     -    manufacturing difficulties, and

     - the possible insufficiency of the funds allocated for the completion of such development.

     The inability to complete successfully the development of a product or application, or a determination by us, for financial, technical or other reasons, not to complete development of any product or application, particularly in instances in which we have made significant capital expenditures, could have a material adverse effect on our business.

     WE  ARE  DEPENDENT  ON  AGENT  AND  DISTRIBUTOR  SALES.

     We have engaged Lifecore Biomedical, Inc. as the exclusive distributor for AlloDerm for periodontal applications in the United States; Boston Scientific Corporation as our exclusive worldwide sales and marketing representative for Repliform for use in urology and gynecology; and Obagi Medical Products as the exclusive sales and marketing representative of Cymetra for office-based dermatologists and plastic surgeons. Other distributors also may be granted exclusive distribution rights. To the extent any exclusive distributor fails adequately to promote, market and sell our products, we may not be able to secure a replacement distributor until after the term of the distribution contract is complete or until such contract can otherwise be terminated.

     WE  ARE  DEPENDENT  ON  CERTAIN  SOURCES  OF  MATERIALS.

     Our business is dependent on the availability of donated human skin and other tissues. A finite supply of donated tissue is available. Although we have established what we believe to be adequate sources of donated human skin to satisfy the expected demand for AlloDerm during in the foreseeable future, we have not yet developed a supply of other tissues and there can be no assurance that the availability of donated human skin and other tissues will be sufficient to meet our demand for such materials. Any significant interruption in supply of such tissue would likely have a material adverse effect on our financial condition and results of operations.

     We acquire donated human skin from various non-profit organizations which procure skin and other donated human tissue. The procurement of skin generally constitutes a small portion of the operating funds for such non-profit organizations. The development of products that replace the need for donated tissue, such as the development of synthetic bone substitutes to replace allograft bone procured by the organizations, could threaten the existence of the non-profit organizations and, therefore, adversely affect the supply of donated human skin to us or increase the required payments from us.

     We have performed limited activities to develop products using porcine dermis and other animal tissues as a substitute for donated human skin. If successfully developed, animal tissue could replace the need for human tissue as a raw material. There can be no assurance that such animal tissue products can be successfully developed, that such development and required regulatory approvals could result in timely replacement of human tissue used by us in the event of a reduced supply of human tissue or that the cost of such animal tissue would not materially adversely affect our business, financial condition and results of operations.

     Donors of organs and tissues, including donated human skin, have various motivations. Although we do not promote the use of AlloDerm for cosmetic applications, AlloDerm has been used by surgeons in a variety of applications that may be considered "cosmetic." Knowledge of such use by potential donors could impact their willingness to donate skin for such uses.

     WE ARE DEPENDENT ON KEY MANAGEMENT AND PERSONNEL.

     We are dependent in large part on the efforts of our executive officers, including Paul G. Thomas, President and Chief Executive Officer of the Company, and Stephen A. Livesey, M.D., Ph.D., Executive Vice President and Chief Science Officer and a director of the Company. We have obtained "keyman" life insurance on Dr. Livesey of $3.0 million. Further, our success is also dependent upon our ability to hire and retain qualified operating, marketing and technical personnel. The competition for qualified personnel in the biochemical industry is intense, and accordingly, there can be no assurance that we will be able to hire or retain such personnel.

     THE BIOMEDICAL FIELD WHICH WE ARE IN IS PARTICULARLY SUSCEPTIBLE TO RAPID CHANGE.

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technology. There are many companies and academic institutions that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Many of these companies and academic institutions are well-established, have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than us. These companies and academic institutions may succeed in developing competing products that are more effective than our products, or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.

     THE ABILITY TO OBTAIN THIRD-PARTY REIMBURSEMENT FOR THE COSTS OF NEW MEDICAL TECHNOLOGIES LIKE OURS IS LIMITED.

     Generally, hospitals, physicians and other health care providers purchase products, such as the products being sold or developed by us, for use in providing care to their patients. These parties typically rely on third-party payers, including Medicare, Medicaid, private health insurance and managed care plans, to reimburse all or part of the costs of acquiring those products and costs associated with the medical procedures performed with those products. Cost control measures adopted by third-party payers in recent years have had and may continue to have a significant effect on the purchasing practices of many health care providers, generally causing them to be more selective in the purchase of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We believe that certain third-party payers provide reimbursement for medical procedures at a specified rate without additional reimbursement for products, such as those being sold or developed by us, used in such procedures. Adequate third-party payer reimbursement may not be available for us to maintain price levels sufficient for realization of an appropriate return on our investment in developing new products. In addition, government and other third-party payers continue to refuse, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval. Many uses of AlloDerm have not been granted such marketing approval and there can be no assurance that any such uses will be approved. Further, certain of our products are used in medical procedures that typically are not covered by third-party payers, such as cosmetic procedures, or for which patients sometimes do not obtain coverage, such as dental procedures. These and future changes in third-party payer reimbursement practices regarding the procedures performed with our products could adversely affect the market acceptance of our products.

     WE  ARE  DEPENDENT  ON  PATENTS  AND  PROPRIETARY  RIGHTS.

     Our ability to compete effectively with other companies is materially dependent upon the proprietary nature of our technologies. We rely primarily on patents and trade secrets to protect our technologies. We currently license the exclusive right to nine United States patents and related foreign patents and non-exclusive rights to 14 patents. In addition, we have been issued five United States utility patents, one United States design patent and have seven pending United States patent applications. We may not obtain additional patents or other protection. The claims allowed under those patents will be sufficient to protect our technology. Further, any patents or proprietary rights owned by or licensed to us may be challenged, invalidated, circumvented, or rendered unenforceable based on, among other things:

     -    subsequently discovered prior art,

     -    lack  of   entitlement   to  the  priority  of  an  earlier,   related
          application, or

     - failure to comply with the written description, best mode, enablement or other applicable requirements. -

     The invalidation, circumvention or unenforceability of key patents or proprietary rights owned by or licensed to the Company could have a material adverse effect on us.

     PATENT  PROTECTION  IN  THE  BIOTECHNOLOGY  FIELD  IS  HIGHLY  UNCERTAIN.


     In general, the patent position of biotechnology and medical product firms is highly uncertain, still evolving and involves complex legal, scientific and factual questions. We are at risk that:

     - other patents may be granted with respect to the patent applications filed by us.

     - any patents issued or licensed to us will provide commercial benefit to us or will not be infringed, invalidated or circumvented by others.

     The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years. Prior to actual issuance, the contents of United States patent applications are generally not made public. Once issued, such a patent would constitute prior art from its filing date, which might predate the date of a patent application on which we rely. Conceivably, the issuance of such a prior art patent, or the discovery of "prior art" of which we are currently unaware, could invalidate a patent of ours or our licensor or prevent commercialization of a product claimed therby.

     We generally conduct a cursory review of issued patents prior to engaging in research or development activities. Accordingly, we may be required to obtain a license from others to commercialize any of our products under development. There can be no assurance that any such license that may be required could be obtained on favorable terms or at all.

     In addition, if patents that cover our existing activities are issued to other companies, there can be no assurance that we would be able to obtain licenses to such patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Any of the foregoing matters could have a material adverse effect on us. In addition, we may be required to obtain a license under one or more patents prior to commercializing any new products developed. Such a license may not be available, or if available, the terms may not be commercially acceptable to the Company.

     There can be no assurance that we will not be required to resort to litigation to protect our patented technologies or other proprietary rights or that we will not be the subject of additional patent litigation to defend our existing or proposed products or processes against claims of patent infringement or other intellectual property claims. Any of such litigation could result in substantial costs and diversion of resources.

     We also have applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by United States patents or proprietary rights owned by or licensed to us may differ from that of their foreign counterparts.

     We may decide for business reasons to retain certain knowledge that we consider proprietary as confidential and elect to protect such information as a trade secret, as business confidential information or as know-how. In that event, we must rely upon trade secrets, know-how and continuing technological innovation to maintain our competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information. The independent development or disclosure of our trade secrets could have a material adverse effect on our financial condition and results of operations.

     OUR  PRODUCT  LIABILITY  INSURANCE  MAY  BE  INADEQUATE.

     Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing and marketing of medical products. Although we have product liability insurance coverage with an aggregate limit of $8.0 million and a per occurrence limit of $6.0 million, there can be no assurance that such insurance will provide adequate coverage against potential liabilities, that adequate product liability insurance will continue to be available in the future or that it can be maintained on acceptable terms. The obligation to pay any product liability claim in excess of whatever insurance we are able to acquire could have a material adverse effect on our business, financial condition and results of operations. We use donated human skin as the raw material for our acellular tissue products. The non-profit organizations that supply such skin are required to follow FDA regulations and guidelines published by the American Association of Tissue Banks to screen donors for potential disease transmission. Such procedures include donor testing for certain viruses, including HIV. Our manufacturing process also has been demonstrated to inactivate concentrated suspensions of HIV in tissue. While we believe such procedures are adequate to reduce the threat of disease transmission, there can be no assurance that our products will not be associated with transmission of disease or that a patient otherwise infected with disease would not erroneously assert a claim that the use of our acellular tissue products resulted in the disease transmission. Any such transmission or alleged transmission could have a material adverse effect on our ability to manufacture or market our products or could otherwise have a material adverse effect on our financial condition or results of operations.

     WE ARE LIMITED ON THE USE OF OUR NET OPERATING LOSSES AND RESEARCH AND DEVELOPMENT TAX CREDITS.

     As of December 31 1999, we had accumulated net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $48.5 million and research and development tax credits of approximately $533,000 and may continue to incur NOL carryforwards. United States tax laws provide for an annual limitation on the use of NOL carryforwards following certain ownership changes and also limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities. The sale of our common stock in a public offering completed in December 1997 resulted in an ownership change for federal income tax purposes. We estimate that the amount of its NOL carryforwards and the credits available to offset taxable income as of December 31, 1999 is approximately $22 million on a cumulative basis. Accordingly, if we generate taxable income in any year in excess of the then cumulative limitation, we may be required to pay federal income taxes even though we have unexpired NOL carryforwards.

     WE ARE SUBJECT TO EXTENSIVE REGULATION REGARDING DISPOSAL OF HAZARDOUS MATERIALS.

     Our research and development and processing techniques generate waste that is classified as hazardous by the United States Environmental Protection Agency, the Texas Natural Resources Commission and the New Jersey Natural Resources Commission. We segregate such waste and dispose of it through licensed hazardous waste transporters. Although we believe we are currently in compliance in all material respects with applicable environmental regulations, our failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions that could have a material adverse effect on our financial condition and results of operations.

ITEM  2.     PROPERTIES

     We lease approximately 60,000 square feet of laboratory, production and office space in Branchburg, New Jersey. In addition we lease 27,000 square feet of laboratory, office and warehouse facilities in The Woodlands, Texas, under lease agreements that expire in January 2001. We are currently in the process of shutting down The Woodlands facility and consolidating operations in the newly completed Branchburg facility. Our monthly rental obligation for facilities is approximately $58,000.

ITEM  3.     LEGAL  PROCEEDINGS

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

PART  II

ITEM  5.     MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our Common Stock is listed on the Nasdaq National Market under the symbol "LIFC." On March 22, 2000, the last reported sale price for the Company's Common Stock on The Nasdaq National Market was $8.13 per share. The following table sets forth the high and low sales information for our Common Stock for the periods indicated, as reported by The Nasdaq Stock Market.

      High                Low
1998    First Quarter    $5.19  $4.50
        Second Quarter    8.03   5.03
        Third Quarter     6.50   3.75
        Fourth Quarter    5.50   3.31
1999    First Quarter    $4.63  $3.38
        Second Quarter    5.50   3.81
        Third Quarter     7.25   4.00
        Fourth Quarter    6.94   4.19

     As of February 29, 2000, there were approximately 362 holders of record of shares of Common Stock and 30 holders of record of shares of Series B Preferred Stock. We estimate that there are in excess of 4,000 beneficial holders of Common Stock.

     In March 1999, we issued 108,577 shares of Common Stock for consideration of $1 million to Boston Scientific as part of the agreement signed in March 1999. In November 1999, we issued 925,000 shares of Common Stock pursuant to a private placement transaction. None of such issuances involved underwriters. We consider these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

DIVIDEND  POLICY

     We have not paid a cash dividend to holders of shares of Common Stock and do not anticipate paying cash dividends to the holders of our Common Stock in the foreseeable future

     On February 17, 1998, May 15, 1998, August 15, 1998, and November 15, 1998,
the Company paid a per share dividend in shares of its Series B Preferred Stock equivalent to $1.51, $1.48, $1.50 and $1.51, respectively, to the holders of shares of Series B Preferred Stock. On February 15, 1999, May 15, 1999, August 15, 1999 and November 15, 1999, and February 15, 2000, the Company paid a $1.51, $1.48, $1.50, $1.51, and $1.51, respectively, per share dividend in cash to the holders of shares of Series B Preferred Stock. The Series B Preferred Stock bears dividends per share at the annual rate of the greater of (i) $6.00 (subject to adjustment in certain events) and (ii) the per annum rate of dividends per share paid, if applicable, by the Company, on the Common Stock. The dividends may be paid, at the Company's option, in cash or shares of Series B Preferred Stock or in a combination of cash and shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock accrue and are paid quarterly. The Series B Preferred Stock ceases bearing dividends on September 30, 2001.

     Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus, including additional paid in capital, or current net profits.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 1999, derived from the Company's audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form
10-K.

                                                       Year  Ended  December  31,
                                    1995           1996           1997           1998           1999
                                -------------  -------------  -------------  -------------  -------------

Operations Statement Data:
------------------------------
Revenues:
  Product sales . . . . . . .   $    742,238   $  2,012,205   $  4,904,971   $  7,245,102   $ 11,911,497
  Research funded by others .      1,064,337        933,365      1,074,954        746,789        764,322
                                -------------  -------------  -------------  -------------  -------------
    Total revenues . . . . . .     1,806,575      2,945,570      5,979,925      7,991,891     12,675,819
                                -------------  -------------  -------------  -------------  -------------
Costs and expenses:
  Cost of goods sold . . . . .       925,174      1,281,353      2,540,644      2,837,037      3,452,329
  Research and development . .     2,169,764      1,588,186      2,007,062      3,375,545      3,871,062
  General and administrative .     1,422,588      1,911,254      3,081,512      3,484,460      4,839,536
  Selling and marketing. . . .     1,475,296      2,389,573      4,955,597      6,500,000      7,236,022
  Relocation costs . . . . . .            --             --             --             --      2,936,645
                                -------------  -------------  -------------  -------------  -------------
    Total costs and expenses .     5,992,822      7,170,366     12,584,815     16,197,042     22,335,594
                                -------------  -------------  -------------  -------------  -------------
Loss from operations . . . . .    (4,186,247)    (4,224,796)    (6,604,890)    (8,205,151)    (9,659,775)
Interest income and other, net       280,843        135,082        466,255        863,837        467,579
                                -------------  -------------  -------------  -------------  -------------
Net loss . . . . . . . . . . .  $ (3,905,404)  $ (4,089,714)  $ (6,138,635)  $ (7,341,314)  $ (9,192,196)

Loss per share(1)-basic and
  diluted. . . . . . . . . . .  $      (1.10)  $      (1.14)  $      (1.04)  $      (0.72)  $      (0.83)

Shares used in computing loss
  per share-basic and diluted      4,313,366      4,542,519      6,820,122     11,228,912     11,937,532
                                =============  =============  =============  =============  =============


                                                            As of December 31,
                                    1995           1996           1997           1998           1999
                                -------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
------------------------------
Cash and cash equivalents. . .  $  3,015,332   $ 10,748,250   $ 20,781,026   $  8,025,415   $  4,736,877
Short-term investments . . . .             -              -              -      4,000,745        315,244
Working capital  . . . . . . .     2,888,048     10,884,779     20,515,559     12,596,612      2,541,469
Total assets . . . . . . . . .     4,376,039     12,890,015     24,155,598     17,030,699     18,083,431
Accumulated deficit. . . . . .   (24,774,753)   (29,310,934)   (36,411,480)   (44,475,992)   (54,378,000)
Total stockholders' equity . .     2,093,906     10,197,104     20,259,603     14,260,638      9,248,381

(1)  Includes  effect  of  accounting treatment of preferred stock and warrants of  $0.19, $0.24, $0.14,
     $0.07  and  $0.07  in  1995,  1996,  1997,  1998  and  1999,  respectively.

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

GENERAL  AND  BACKGROUND

     LifeCell Corporation is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. Our core preservation technology produces an acellular tissue matrix, which retains the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three products based on this technology:
AlloDerm(R) for the reconstructive plastic, burn and dental markets; Cymetra(TM) a micronized version of AlloDerm for the reconstructive plastic and dermatology markets; and Repliform(R) acellular tissue for the urology and gynecology market. We believe that our products are the only commercially available tissue transplant products that provide a complete template for the regeneration of normal human soft tissue. We estimate that AlloDerm has been transplanted in more than 50,000 patients. We also are developing several additional products, including small diameter vascular grafts as an alternative to autografted blood vessels, orthopedic applications of our acellular tissue matrix, and ThromboSol(TM) a formulation for extended storage of platelets.

     We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986.

RESULTS  OF  OPERATIONS

     YEARS  ENDED  DECEMBER  31,  1999  AND  1998

     The net loss for the year ended December 31, 1999, increased 26% to approximately $9.2 million compared to approximately $7.3 million for 1998. The increase was principally attributable to higher costs associated with the Company's increased marketing activities for its AlloDerm products, increased investment in the Company's product development programs, increased expenditures for the infrastructure to support these activities and relocation costs related to the Company's move to New Jersey. The increase in net loss was offset partially by increased product sales.

     Total revenues for the year ended December 31, 1999, increased 59% to approximately $12.7 million compared to approximately $8.0 million for 1998. An approximately $4.7 million increase in sales of products was the result of expanded sales and marketing activities and increased distribution activities during 1999. Amounts recognized as revenues under such cost-reimbursement arrangements are for expenses incurred during the respective periods. Cost of goods sold for the year ended December 31, 1999, was approximately $3.5 million, resulting in a gross margin of approximately 71%. The gross margin for the year ended December 31, 1998, was approximately 61%. The increase in gross margin was principally attributable to an increase in sales of certain higher-margin AlloDerm products and an increase in the price of certain AlloDerm products in 1999.

     Research and development expenses for the year ended December 31, 1999, increased 15% to approximately $3.9 million compared to approximately $3.4 million for 1998. The increase in research and development expense was primarily attributable to increased animal and clinical studies for the expanding uses for AlloDerm . In addition, the Company dedicated increased resources to product development programs such as Micronized AlloDerm(TM).

     General and administrative expenses for the year ended December 31, 1999, increased 39% to approximately $4.8 million compared to approximately $3.5 million for 1998. The increase was attributable to recruiting and staffing costs incurred in connection with the recruitment of new key members of senior management and professional fees incurred in relation to a distribution agreement entered into during 1999.

     Selling and marketing expenses increased 11% to $7.2 million for the year ended December 31, 1999, compared to approximately $6.5 million for 1998. The increase was primarily attributable to the addition of domestic sales and marketing personnel and the expansion of marketing activities during 1999.

     Relocation expenses for the year ended December 31, 1999 were $2.9 million. These costs related to the relocation of the Company's operations from The Woodlands, Texas to Branchburg, New Jersey and included a non-cash charge to abandon assets related to the Company's Texas facility, costs of non-relocating employee retention benefits and the costs of relocating key employees and transporting certain assets to New Jersey.

     Interest income and other, net decreased 46% to approximately $468,000 for the year ended December 31, 1999, compared to approximately $864,000 for 1998. The decrease was principally attributable to a reduction of funds available for investing activities during 1999.

     YEARS  ENDED  DECEMBER  31,  1998  AND  1997

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

     Research and development expenses for the year ended December 31, 1998, increased 68% to approximately $3.4 million compared to approximately $2.0 million for 1997. The increase in research and development expense was primarily attributable to increased animal and clinical studies for the expanding uses for AlloDerm. In addition, the Company dedicated increased resources to product development programs such as Micronized AlloDerm .

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, LifeCell's principal sources of funds have been equity offerings, debt, product sales, external funding of research activities and interest on investments. LifeCell has historically funded research and development activities for products other than AlloDerm primarily with external funds from its corporate alliance with Medtronic and government grants. In December 1996, LifeCell was awarded a two-year contract of approximately $1.1 million from the United States Army to support the development of vascular graft and other products. In June 1998, LifeCell was awarded a $600,000 contract from the United States Navy related to the development and clinical research of ThromboSol . In September and November 1999, LifeCell was awarded two contracts from the United States Navy related to the preservation of human platelets. Such grants total approximately $1.2 million.

     In 1994, LifeCell entered into an agreement with Medtronic pursuant to which Medtronic paid LifeCell a license fee of $1.5 million and agreed, subject to certain rights to terminate at Medtronic's discretion, to fund certain costs of the research and development of LifeCell's proprietary tissue processing technology in the field of heart valves. Through December 31, 1998, LifeCell had recognized approximately $2.0 million in revenues for development funding, excluding the initial license fee, for this program. In December 1998, LifeCell and Medtronic mutually agreed to terminate their early stage license and development agreement related to heart valves in order to focus on near-term opportunities. LifeCell regained all rights to its cardiovascular technology. As a result of terminating the agreement, the $1.5 million up-front licensing fee paid by Medtronic to LifeCell in 1994 converted into 310,771 shares of Common Stock.

     In December 1997, LifeCell received net proceeds of approximately $16.0 million pursuant to a public offering of 4 million shares of Common Stock.

     In March 1999, the Company received net proceeds of approximately $900,000 from the sale of 108,577 shares of the Company's Common Stock to Boston
Scientific in connection with the agreement for worldwide marketing and distribution of its proprietary acellular tissue matrix for applications in urology and gynecology.

     In November 1999, LifeCell received net proceeds of approximately $3.6 million pursuant to a private placement of 925,000 shares of Common Stock. Also, in December 1999, the Company closed on a debt financing of approximately $6.0 million. As of December 31, 1999, the Company has drawn down $3.0 million of this facility.

     In February 2000, the company drew-down an additional $2.5 million on the debt facility.

     LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, participate in technical seminars and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products and research and development funding received from others. While the Company believes that its existing available funds will be sufficient to meet its present operating and capital requirements through 2000, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 2000 and 2001, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

     LifeCell has had losses since its inception and therefore has not been subject to federal income taxes. As of December 31, 1999, LifeCell had net operating loss ("NOL") and research and development tax credit carryforwards for income tax purposes of approximately $48.5 million and $533,000, respectively, available to reduce future income tax and tax liabilities. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The Company's sale of Common Stock in the 1997 public offering resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income subsequent to the offering will be approximately $22 million on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

YEAR  2000  COMPLIANCE

     The Year 2000 issues related to the possibility that computer programs and embedded computer chips might be unable to accurately process data with year dates of 2000 and beyond.

     Prior to December 31, 1999, LifeCell made the necessary revisions or upgrades to its systems to render them year 2000 compliant. Subsequent to December 31, 1999, the Company experienced no significant events, nor received any significant reports indicating any material year 2000 issues. The costs incurred in 1999 to address potential year 2000 issues were not material. We are unaware of any uncorrected problems regarding the year 2000 issue at this time, but will continue to monitor for any potential problems throughout 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain market risks associated with interest rates. The Company's revolving loan and term loan borrowings bear interest at variable rates and therefore, changes in U.S interest rates, affect interest expense incurred thereon. Based on debt outstanding at December 31, 1999, a 10% increase in variable interest rates would not have a material adverse effect on the Company's future operations or cash flows.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of the Annual Report on Form 10-K, and are incorporated herein by reference.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None



PART  III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 2, 2000, under the captions "Election of Directors" and "Executive Compensation," and such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 2, 2000, under the caption "Executive Compensation," and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 2, 2000, under the caption "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held June 2, 2000, under the caption "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.


PART  IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)     DOCUMENTS  INCLUDED  IN  THIS  REPORT:

1.   FINANCIAL STATEMENTS                                                                     PAGE
                                                                                              ----

Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
Balance Sheets as of December 31, 1998 and 1999 . . . . . . . . . . . . . . . . . . . . . .   F-2
Statements of Operations for the years ended December 31, 1997, 1998 and 1999 . . . . . . .   F-3
Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999 . .   F-4
Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 . . . . . . .   F-6
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7


2.   FINANCIAL STATEMENT SCHEDULES

     All other schedules are omitted because they are not applicable, not required, or because the required information is contained in the Company's financial statements and the notes thereto.

(B)  REPORTS ON FORM 8-K:

     During the quarter ended December 31, 1999, the Company filed (i) on November 30, 1999, a Current Report on Form 8-K dated as of November 22, 1999, to report the private placement of equity securities of the Company.


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

10.7     Voting Agreement dated November 18, 1996, as amended as of April 15, 1999 among LifeCell
         Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999).

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

10.11+  Agreement dated August 19, 1998, between LifeCell Corporation and Paul M. Frison (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
         1998 filed with the Commission on November 13, 1998).

10.12+   Agreement dated July 1, 1997, between LifeCell Corporation and Stephen A. Livesey. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 333-37123 on Form S-2 filed with the
         Commission on October 3, 1997).

10.13+   Agreement dated October 5, 1998 between LifeCell Corporation and Paul G. Thomas (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on
         November 13, 1998.)

10.14+   Letter agreement dated September 8, 1998 between LifeCell Corporation and Paul G. Thomas, as amended by letter agreements dated September 9, 1998 and September 29, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998.)

10.15    Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell
         Corporation dated June 17, 1999 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the Commisssion on November 15, 1999)

10.16    Stock Purchase Warrant dated November 17, 1999, issued to The Tail Wind Fund, Ltd (incorporated by reference to Exhibit 4.4  to the Company's Registration Statement on Form S-3 (Registration No. 333-94715)
         filed with the Commission on January 14, 2000.)


10.17*   Loan Agreement dated December 6, 1999 between LifeCell Corporation and Transamerica Business
         Credit Corporation.

10.18*   Stock Purchase and Registration Rights Agreements dated November 17, 1999 between LifeCell
         Corporation and The Tail Wind Fund, Ltd.

23.1*    Consent of Arthur Andersen LLP.

27.1*    Financial data schedule.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   LIFECELL  CORPORATION
                                        (Registrant)

                                   By:  /s/  Paul  G.  Thomas
                                     ------------------------
                                        Paul G. Thomas, President, Chief
                                           Executive  Officer  and  Chairman
                                           of the Board of Directors

Dated:  March  24,  2000.

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       SIGNATURE                                TITLE                           DATE
------------------------  -----------------------------------------------  --------------

/s/ Paul G. Thomas        President and Chief Executive                    March 24, 2000
------------------------  Officer (Principal Executive Officer)
(Paul G. Thomas)

/s/ Fenel M. Eloi         Sr. Vice President and Chief Financial Officer   March 24, 2000
------------------------  (Principal Financial Officer)
(Fenel M. Eloi)

/s/ David B. Platt        Controller                                       March 24, 2000
------------------------  (Principal Accounting Officer)
(David B. Platt)

/s/ Michael E. Cahr       Director                                         March 24, 2000
------------------------
(Michael E. Cahr)

/s/ Peter D. Costantino   Director                                         March 24, 2000
------------------------
(Peter D. Costantino)

/s/ James G. Foster       Director                                         March 24, 2000
------------------------
(James G. Foster)

/s/ Stephen A. Livesey    Director                                         March 24, 2000
------------------------
(Stephen A. Livesey)

/s/ K. Flynn McDonald     Director                                         March 24, 2000
------------------------
(K. Flynn McDonald)

/s/ David A. Thompson     Director                                         March 24, 2000
------------------------
(David A. Thompson)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To  LifeCell  Corporation:


     We have audited the accompanying balance sheets of LifeCell Corporation (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeCell Corporation as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                           ARTHUR  ANDERSEN  LLP


Philadelphia,  Pennsylvania
   February  9,  2000

                                             LIFECELL CORPORATION
                                                BALANCE SHEETS


                                                                                    DECEMBER 31,
                                                                           -----------------------------
                                                                                1998            1999
                                                                           --------------  -------------
                                                    Assets

Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   8,025,415   $  4,736,877
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . .      4,000,745        315,244
  Accounts and other receivables, net of allowance for doubtful accounts
    $5,915 and $174,578, respectively . . . . . . . . . . . . . . . . . .      1,383,920      2,557,337
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,749,023      3,202,271
  Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . . .        207,570        159,664
                                                                           --------------  -------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .     15,366,673     10,971,393
Fixed assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,388,339      6,547,863
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        275,687        564,175
                                                                           --------------  -------------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  17,030,699   $ 18,083,431
                                                                           ==============  =============


                                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     704,938   $    741,375
  Accrued liablities. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,065,123      4,896,090
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --      2,792,459
                                                                           --------------  -------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .      2,770,061      8,429,924
                                                                           --------------  -------------

Deferred Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --        405,126
                                                                           --------------  -------------

Commitments and Contingencies (Note 12)
Stockholders' Equity
Series B preferred stock, $.001 par value, 182,205 shares
  authorized, 119,084 and 118,016 issued and outstanding  (liquidation
    preference at December 31, 1999 of $11,801,600) . . . . . . . . . . .            119            118
Undesignated preferred stock, $.001 par value 1,817,795
  shares authorized, none issued and outstanding  . . . . . . . . . . . .             --             --
Common stock, $.001 par value, 48,000,000 shares
  authorized, respectively, 11,611,852 and 12,899,643 shares issued and
  outstanding, respectively . . . . . . . . . . . . . . . . . . . . . . .         11,612         12,900
Warrants outstanding to purchase 3,182,188 and 3,466,399
  shares of common stock, respectively. . . . . . . . . . . . . . . . . .        298,344        887,812
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .     58,426,555     62,725,551
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .    (44,475,992)   (54,378,000)
                                                                           --------------  -------------
    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .     14,260,638      9,248,381
                                                                           --------------  -------------
    Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $  17,030,699   $ 18,083,431
                                                                           ==============  =============

   The accompanying notes are an integral part of these financial statements.

                                LIFECELL CORPORATION
                              STATEMENTS OF OPERATIONS


                                              FOR  THE  YEAR  ENDED  DECEMBER  31,
                                            ----------------------------------------
                                                1997          1998          1999
                                            ------------  ------------  ------------
Revenues:
  Product sales  . . . . . . . . . . . . .  $ 4,904,971   $ 7,245,102   $11,911,497
  Research funded by others. . . . . . . .    1,074,954       746,789       764,322
                                            ------------  ------------  ------------
    Total revenues . . . . . . . . . . . .    5,979,925     7,991,891    12,675,819
                                            ------------  ------------  ------------
Costs and Expenses:
  Cost of goods sold . . . . . . . . . . .    2,540,644     2,837,037     3,452,329
  Research and development . . . . . . . .    2,007,062     3,375,545     3,871,062
  General and administrative . . . . . . .    3,081,512     3,484,460     4,839,536
  Selling and marketing. . . . . . . . . .    4,955,597     6,500,000     7,236,022
  Relocation costs . . . . . . . . . . . .           --            --     2,936,645
                                            ------------  ------------  ------------
    Total costs and expenses . . . . . . .   12,584,815    16,197,042    22,335,594
                                            ------------  ------------  ------------
Loss From Operations . . . . . . . . . . .   (6,604,890)   (8,205,151)   (9,659,775)
  Interest income and other, net . . . . .      466,255       863,837       467,579
                                            ------------  ------------  ------------
Net Loss . . . . . . . . . . . . . . . . .   (6,138,635)   (7,341,314)   (9,192,196)

Preferred Stock Dividends. . . . . . . . .     (961,911)     (723,198)     (709,812)
                                            ------------  ------------  ------------

Net Loss Applicable to Common Stockholders  $(7,100,546)  $(8,064,512)  $(9,902,008)
                                            ============  ============  ============


Loss Per Common Share-Basic and Diluted. .  $     (1.04)  $     (0.72)  $     (0.83)
                                            ============  ============  ============

Shares Used in Computing Loss Per
  Common Share-Basic and Diluted   . . . .    6,820,122    11,228,912    11,937,532
                                            ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                               LIFECELL CORPORATION
                                        STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        SERIES  A             SERIES  B
                                                     PREFERRED  STOCK      PREFERRED  STOCK      COMMON  STOCK
                                                 -----------------------  ------------------  -------------------
                                                  SHARES       AMOUNT      SHARES    AMOUNT     SHARES    AMOUNT
                                                 ---------  ------------  --------  --------  ----------  -------
Balance at December 31, 1996  . . . . . . . . .   260,000   $ 5,291,473   124,157   $   126    4,899,944  $ 4,900
  Stock options exercised . . . . . . . . . . .        --            --        --        --       47,987       48
  Warrants exercised  . . . . . . . . . . . . .        --            --        --        --       76,813       77
  Expiration of warrants  . . . . . . . . . . .        --            --        --        --           --       --
  Redemption of Series A preferred stock. . . .  (260,000)   (5,200,000)       --        --    1,739,128    1,739
  Conversion of Series B preferred stock. . . .        --            --    (6,688)       (7)     215,729      216
  Common stock and cash issued as dividends . .
    on Series A preferred stock . . . . . . . .        --      (195,000)       --        --       33,305       33
  Common stock sold in public offering. . . . .        --            --        --        --    4,000,000    4,000
  Stock options issued for services . . . . . .        --            --        --        --           --       --
  Series B preferred stock issued as. . . . . .
    dividends on Series B preferred stock . . .        --            --     7,972         6           --       --
  Dividends accrued on Series B preferred stock        --       103,527        --        --           --
  Net Loss                                             --            --        --        --           --       --
                                                 ---------  ------------  --------  --------  ----------  -------

Balance at December 31, 1997  . . . . . . . . .        --            --   125,441       125   11,012,906   11,013
  Stock options exercised . . . . . . . . . . .        --            --        --        --       12,550       13
  Warrants exercised  . . . . . . . . . . . . .        --            --        --        --        4,965        5
  Expiration of warrants. . . . . . . . . . . .        --            --        --        --           --       --
  Warrants issued to purchase Common Stock. . .        --            --        --        --           --       --
  Conversion of Series B preferred stock. . . .        --            --    (6,357)       (6)     205,060      205
  Common stock issued for cash, and . . . . . .        --            --        --        --      376,371      376
    conversion of license fee
  Stock options issued for services . . . . . .        --            --        --        --           --       --
  Dividends paid on Series B preferred stock. .        --            --        --        --           --       --
  Dividends accrued on Series B preferred stock        --            --        --        --           --       --
  Net Loss                                             --            --        --        --           --       --
                                                 ---------  ------------  --------  --------  ----------  -------
Balance at December 31, 1998. . . . . . . . . .        --            --   119,084       119   11,611,852   11,612
  Stock options exercised . . . . . . . . . . .        --            --        --        --      219,764      220
  Warants issued to purchase Common Stock . . .        --            --        --        --           --       --
  Conversion of Series B preferred stock  . . .        --            --    (1,068)       (1)      34,450       34
  Common stock issued for cash. . . . . . . . .        --            --        --        --    1,033,577    1,034
  Dividends paid on Series B preferred stock. .        --            --        --        --           --       --
  Dividends accrued on Series B preferred stock        --            --        --        --           --       --
  Net Loss  . . . . . . . . . . . . . . . . . .        --            --        --        --           --       --
                                                 ---------  ------------  --------  --------  ----------  -------
Balance at December 31, 1999. . . . . . . . . .        --   $        --   118,016   $   118   12,899,643  $12,900
                                                 =========  ============  ========  ========  ==========  =======

                                   (continued)
   The accompanying notes are an integral part of these financial statements.

                                               LIFECELL CORPORATION
                                  STATEMENTS OF STOCKHOLDERS' EQUITY-(CONTINUED)


                                                 WARRANTS  TO  PURCHASE
                                                     COMMON  STOCK       ADDITIONAL        TOTAL
                                                 ----------------------    PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                                   SHARES      AMOUNT      CAPITAL        DEFICIT        EQUITY
                                                 ----------  ----------  ------------  -------------  ------------

Balance at December 31, 1996  . . . . . . . . .  3,378,264   $ 423,218   $33,788,321   $(29,310,934)  $10,197,104
  Stock options exercised   . . . . . . . . . .         --          --       128,719             --       128,767
  Warrants exercised  . . . . . . . . . . . . .    (89,786)   (123,738)      432,527             --       308,866
  Expiration of warrants. . . . . . . . . . . .   (125,000)         --            --             --            --
  Redemption of  Series A preferred stock . . .         --          --     5,198,261             --            --
  Conversion of Series B preferred stock. . . .         --          --          (209)            --            --
  Common stock and cash issued as dividends . .
    on Series A preferred stock . . . . . . . .         --          --       129,919             --       (65,048)
  Common stock sold in public offering. . . . .         --          --    16,018,766             --    16,022,766
  Stock options issued for services . . . . . .         --          --        12,834             --        12,834
  Series B preferred stock issued as  . . . . .
    dividends on Series B preferred stock . . .         --          --       651,327       (669,749)      (18,416)
  Dividends accrued on Series B preferred stock         --          --            --       (292,162)     (188,635)
  Net Loss                                              --          --            --     (6,138,635)   (6,138,635)
                                                 ----------  ----------  ------------  -------------  ------------
Balance at December 31, 1997                     3,163,478     299,480    56,360,465    (36,411,480)   20,259,603
  Stock options exercised                               --          --        43,416             --        43,429
  Warrants exercised                               (11,290)     (1,136)        1,125             --            (6)
  Expiration of warrants                           (20,000)         --            --             --            --
  Warrants issued to purchase common stock          50,000          --            --             --            --
  Conversion of Series B preferred stock                --          --          (199)            --            --
  Common stock issued for cash, and
    conversion of license fee . . . . . . . . .         --          --     1,999,929             --     2,000,305
  Stock options issued for services                     --          --        21,819             --        21,819
  Dividends paid on Series B preferred stock            --          --            --       (542,998)     (542,998)
  Dividends accrued on Series B preferred stock         --          --            --       (180,200)     (180,200)
  Net Loss                                              --          --            --     (7,341,314)   (7,341,314)
                                                 ----------  ----------  ------------  -------------  ------------
Balance at December 31, 1998.                    3,182,188     298,344    58,426,555    (44,475,992)   14,260,638
  Stock options exercised                               --          --       670,035             --       670,255
  Warrants issued to purchase common stock         284,211     589,468      (381,927)            --       207,541
  Conversion of Series B preferred stock                --          --           (33)            --            --
  Common stock issued for cash                          --          --     4,010,921             --     4,011,955
  Dividends paid on Series B preferred stock            --          --            --       (531,300)     (531,300)
  Dividends accrued on Series B preferred stock         --          --            --       (178,512)     (178,512)
  Net Loss                                              --          --            --     (9,192,196)   (9,192,196)
                                                 ----------  ----------  ------------  -------------  ------------
Balance at December 31, 1999                     3,466,399   $ 887,812   $62,725,551   $(54,378,000)  $ 9,248,381
                                                 ==========  ==========  ============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                                        LIFECELL CORPORATION
                                      STATEMENTS OF CASH FLOWS


                                                              FOR  THE  YEAR  ENDED  DECEMBER  31,
                                                           -----------------------------------------
                                                               1997          1998           1999
                                                           ------------  -------------  ------------

Cash Flows from Operating Activities:
---------------------------------------------------------
  Net Loss                                                 $(6,138,635)  $ (7,341,314)  $(9,192,196)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
    Depreciation and amortization                              225,092        495,523       411,321
    Provision for bad debt                                      83,690          5,915       174,578
    Stock and warrant compensation expense                      12,834         21,819            --
    Loss on asset disposals                                         --             --       334,874
  Change in assets and liabilities -
    Increase in accounts and other receivables                (742,755)      (293,931)   (1,347,995)
    Increase in inventories                                    (96,576)      (812,625)   (1,453,248)
    Increase in prepayments and other                          (45,446)      (109,344)     (152,225)
    Increase in accounts payable and accrued
      liabilities                                            1,282,357        253,384     2,688,892
    Increase (Decrease) in deferred revenues                   (79,273)       (59,519)      405,126
                                                           ------------  -------------  ------------
    Net cash used in operating activities                   (5,498,712)    (7,840,092)   (8,130,873)
                                                           ------------  -------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures                                        (597,685)      (831,982)   (5,885,494)
  Additions to patents                                         (59,129)       (83,524)     (108,582)
  Purchase of short-term investments                                --     (4,000,745)     (315,244)
   Sales of short-term investments                                  --             --     4,000,745
                                                           ------------  -------------  ------------
      Net cash used in investing activities                   (656,814)    (4,916,251)   (2,308,575)
                                                           ------------  -------------  ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of stock and warrants              16,460,399        543,730     4,682,210
  Proceeds from issuance of notes payable                           --             --     3,000,000
  Dividends paid                                              (272,097)      (542,998)     (531,300)
                                                           ------------  -------------  ------------
        Net cash provided by financing activities           16,188,302            732     7,150,910
                                                           ------------  -------------  ------------
Net Increase (Decrease) in Cash and Cash Equivalents        10,032,776    (12,755,611)   (3,288,538)
Cash and Cash Equivalents at Beginning of Year              10,748,250     20,781,026     8,025,415
                                                           ------------  -------------  ------------
Cash and Cash Equivalents at End of Year                   $20,781,026   $  8,025,415   $ 4,736,877
                                                           ============  =============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                   $     4,583   $      1,769   $        --
                                                           ============  =============  ============

Supplemental Disclosure of Noncash Financing Activities:
  Common Stock issued as payment of dividends              $   195,000   $         --   $        --
                                                           ============  =============  ============

  Series B Preferred stock issued as payment of dividends  $   797,200   $         --   $        --
                                                           ============  =============  ============

  Common Stock issued in exchange for deferred credit      $        --   $  1,500,000   $        --
                                                           ============  =============  ============
  Fair value of warrants issued in connection with
   Notes payable                                           $        --   $         --   $   207,541
                                                           ============  =============  ============


   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.   ORGANIZATION:

     LifeCell Corporation, a Delaware corporation ("LifeCell" or "the Company"), is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company was incorporated on January 6, 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first product, AlloDerm(R) cellular dermal graft, during 1994. The future operating results of the Company will be principally dependent on the market acceptance of its current product, development of and market acceptance of future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success.

     LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, participate in technical seminars and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products and research and development funding received from others. While the Company believes that its existing available funds will be sufficient to meet its present operating and capital requirements through 2000, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 2000 and 2001, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.

2.   ACCOUNTING POLICIES:

     Cash  and  Cash  Equivalents  and  Short-term  Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with longer maturities that the Company intends to hold to maturity are classified as either current or non-current assets based on the maturity date of the security. As of December 31, 1998 and 1999, the Company held $11,734,522 and $4,736,877 respectively, of interest-bearing money market accounts and A1/P1 commercial paper which were classified as "hold to maturity" securities. The carrying basis of these investments approximated fair value and amortized cost.

     Inventories

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

     Fixed  Assets

     Fixed Assets are stated at cost. Maintenance and repairs that do not improve or extend the life of the assets are expensed as incurred. Expenditures for renewals and improvements are capitalized. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation of furniture and equipment is provided on the straight-line method based on the estimated useful lives of the assets of five years. Leasehold improvements are depreciated over the life of the lease.

     Accounts Receivable

     As of December 31, 1997, 1998 and 1999, the allowance for doubtful accounts was $83,690, $5,915 and $174,578 respectively. In 1997, 1998 and 1999, approximately $83,690, $5,915 and $168,663 of write-offs were charged to this allowance in each of the respective years . During 1998, $83,690 was deducted from this allowance.

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

     Loss  Per  Common  Share

     Loss per Common share has been computed by dividing net loss, which has been increased for periodic accretion and imputed and stated dividends on outstanding Preferred Stock, by the weighted average number of shares of Common Stock outstanding during each period. In all applicable years, all Common Stock equivalents, including the stock options and warrants, Series A Preferred Stock and the Series B Preferred Stock, were antidilutive and, accordingly, were not included in the computation.

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share,". The implementation of Statement 128 had no effect on the Company's presentation of earnings per share due to the antidilutive nature of all of the Company's Common Stock equivalents.

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

     New  Accounting  Pronouncements

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on its financial statements. At this time, the Company believes that SAB 101 will not have a material impact on its financial position or results of operations.

3.   INVENTORIES:

     Inventories consist of products in various stages produced for sale and includes the costs of raw materials, labor, and overhead. A summary of inventories is as follows:

                                                   1998          1999
                                               ------------  ------------

Raw materials used in production. . . . . . .  $   723,921   $  1,081,449
Work-in-process . . . . . . . . . . . . . . .      423,839      1,214,619
Finished goods. . . . . . . . . . . . . . . .      601,263        906,203
                                               ------------  ------------
  Total inventories . . . . . . . . . . . . .  $ 1,749,023   $  3,202,271

4.   FIXED ASSETS:

A summary of fixed assets is as follows:
                                                      1998       1999
                                               ------------  ------------
Machinery and equipment . . . . . . . . . . .  $ 1,853,164   $  2,303,100
Leasehold improvements. . . . . . . . . . . .      465,924      4,966,944
Office furniture and fixtures . . . . . . . .      709,412        869,429
                                               ------------  ------------
                                                 3,028,500      8,139,473
Accumulated depreciation and amortization . .   (1,640,161)    (1,591,610)
                                               ------------  ------------
  Net fixed assets. . . . . . . . . . . . . .  $ 1,388,339   $  6,547,863


5.   ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                   1998          1999
                                               ------------  ------------
Employee compensation and benefits. . . . . .  $   403,633   $  1,094,382
Operating expenses and other. . . . . . . . .    1,052,701      2,484,123
Relocation costs. . . . . . . . . . . . . . .           --      1,079,362
Severance expense . . . . . . . . . . . . . .      608,789        238,223
                                               ------------  ------------
  Total accrued liabilities . . . . . . . . .  $ 2,065,123   $  4,896,090
                                               ============  ============

6.   DEFERRED REVENUE

     In March 1999, in conjunction with the signing of a sales and marketing agreement, the Company issued 108,577 shares of Common Stock at a premium of 154% over the then-prevailing market price. This premium was equal to $506,408 and is being recognized over the 5-year term of the agreement The total equity investment was valued at $1 million less offering costs of $100,000 (see Note
8).

7.   NOTES PAYABLE

     On December 6, 1999 the Company entered into a $6 million credit facility with a financial institution. The loan provides for a revolving portion (the "Revolving Loan") not to exceed $3 million and a term portion (the "Term Loan") not to exceed $3 million. The Revolving Loan bears interest at a rate of prime plus 3% (11.5% at December 31, 1999) with a minimum rate of 9% and matures on December 30, 2000 with provisions for automatic renewal for additional terms of one year each. As of December 31, 1999, $3,000,000 was outstanding on the Revolving Loan. As of December 31, 1999, $15,335 of interest expense has been accrued on the Revolving Loan. The Term Loan bears interest at a rate of 13.23% and is payable in 30 equal monthly installments of principal and interest beginning June 1, 2000 and continuing through and including November 1, 2002. At December 31, 1999, no amounts were outstanding under the Term Loan. This credit facility is secured by assets of the Company and the New Jersey Economic Development Authority Guaranty and the New Jersey Economic Development Authority Participation. In conjunction with this credit facility, the Company also issued warrants to purchase 84,211 shares of the Company's Common Stock at a price of $4.75 per share (see Note 8). The warrants expire on December 6, 2004. The warrants are valued at $207,541 and is recorded in the balance sheet as a reduction of debt outstanding. The value of the warrant will be accreted over the term of the loan agreement as additional interest expense.

8.   CAPITAL STOCK:

     Series  A  Preferred  Stock

     During November 1994, the Company issued 264,500 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and warrants to acquire 264,500 shares of Common Stock for gross proceeds of approximately $5.3 million in a private placement. Each share of Series A Preferred Stock was convertible at any time at the option of the holder into 6.69 shares of Common Stock. During 1997, the Company paid $195,000 in dividends by issuing 33,305 shares of Common Stock and paying a cash dividend of $65,000.

     Pursuant to provisions in the agreement, during February 1997, the Company called for redemption of all outstanding shares of Series A Preferred Stock. During March 1997 the Company issued 1,739,128 shares of Common Stock to redeem the Series A Preferred Stock.

     Series  B  Preferred  Stock

     During November 1996, the Company issued 124,157 shares of Series B Preferred Stock ("Series B Preferred Stock") and warrants to acquire 2,803,530 shares of Common Stock for gross proceeds of approximately $12.4 million in a private placement. Each share of Series B Preferred Stock is initially convertible at any time at the option of the holder into approximately 32.26 shares of Common Stock (3,807,196 shares of Common Stock at December 31, 1999), subject to adjustment for dilutive issuances of securities. The Series B Preferred Stock has a liquidation preference of $100 per share, or $11,801,600 as of December 31, 1999, and shares ratably in any residual assets after payment of such liquidation preference.

     The Series B Preferred Stock bears cumulative dividends, payable quarterly, for five years at the greater of the annual rate of $6.00 per share or the rate of any dividends paid on other series of stock (effectively $10 per share until the Series A Preferred Stock was redeemed in March 1997). Dividends may be paid in cash, in additional shares of Series B Preferred Stock based on the liquidation value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. On all matters for which the Company's stockholders are entitled to vote, each share of Series B Preferred Stock will entitle the holder to one vote for each share of Common Stock into which the share of Series B Preferred Stock is then convertible. Additionally, the holders of Series B Preferred Stock have the right to elect up to two directors to the Board of Directors of the Company. While the preferred shares are outstanding or any dividends are owned thereon, the Company may not declare or pay cash dividends on its Common Stock. During 1999, the Company paid cash dividends on the Series B Preferred Stock of $531,300. The Company has accrued a dividend at December 31, 1999, of $178,512.

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

     During 1997, the Company issued 33,305 shares of Common Stock as payment of accrued dividends on Series A Preferred Stock.

     During 1997, the Company issued 74,786 shares of Common Stock upon exercise of certain warrants and 2,027 shares of Common Stock upon the net exercise of warrants to acquire 15,000 shares of Common Stock.

     In December 1998, as a result of terminating a license and development agreement, the $1.5 million up-front licensing fee paid by Medtronic Inc. to LifeCell in 1994 converted into 310,771 shares of newly issued LifeCell Common Stock.

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

     In March 1999, the Company issued 108,577 shares of Common Stock in connection with the signing of a distribution agreement at a price of $9.21 per share which represents a 154% premium over the then-prevailing market price. The premium is being recognized over the term of the agreement (see Note 6). The proceeds of this offering were $1,000,000 before deduction offering costs of approximately $100,000. During November 1999 the Company issued 925,000 shares of Common Stock in a private placement at a price of $4.20 per share. The proceeds of the offering were approximately $3.9 million before deducting offering costs of approximately $267,000.

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

     A  summary  of  stock  option  activity  is  as  follows:

                                          1992
                                   Stock Option Plan     Director  Plan
                                  --------------------  ------------------
                                              Weighted-           Weighted-
                                           Avg. Exercise        Avg. Exercise
                                   Options    Price($)  Options   Price($)
                                  ----------  --------  --------  --------

Balance at December 31, 1996        968,820       3.28   75,000       4.11
  Granted. . . . . . . . . . . .    131,050       5.21   70,000       5.10
  Exercised. . . . . . . . . . .    (47,987)      2.68       --         --
  Forfeited. . . . . . . . . . .    (14,563)      3.75       --         --
                                  ----------            --------
Balance at December 31, 1997      1,037,320       3.54  145,000       4.59
  Granted. . . . . . . . . . . .    936,700       5.04   30,000       6.69
  Exercised. . . . . . . . . . .    (12,550)      3.49       --         --
  Forfeited. . . . . . . . . . .   (141,767)      5.65       --         --
                                  ----------            --------
Balance at December 31, 1998      1,819,703       4.15  175,000       4.95
  Granted. . . . . . . . . . . .    695,000       4.09   80,000       4.22
  Exercised. . . . . . . . . . .   (154,764)      3.05  (65,000)      3.05
  Forfeited. . . . . . . . . . .   (158,468)      5.21       --         --
                                  ----------            --------
Balance at December 31, 1999      2,201,471       4.13  190,000       5.29
                                  ==========            ========


Exercisable at December 31, 1997    484,427       3.02  100,000       4.05
Exercisable at December 31, 1998    701,528       3.21  145,000       4.59
Exercisable at December 31, 1999    940,958       3.74  110,000       6.07

     At December 31, 1999, 80,767 and 490,000 options were available for future grant under the 1992 Plan and the Director Plan, respectively. The exercise prices of options outstanding under the 1992 Plan and the Director Plan at December 31, 1999, range from $0.07 to $6.75 and $2.75 to $11.00, respectively. The weighted average contractual life of options outstanding at December 31, 1999, was 7.91 years for the 1992 Plan and 8.15 years for the Director Plan.

     In addition to the amounts set forth in the table above, during 1996 the Company granted options to purchase 220,000 shares of Common Stock to directors who resigned upon the closing of the sale of the Series B Preferred Stock in exchange for options previously granted under the Director Plan. These options have provisions identical to the options previously granted under the Director Plan, including exercise prices and vesting periods. The weighted average exercise price of the options granted was $4.14. The weighted average remaining contractual life of the grants was 5.82 years as of December 31, 1999.

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

                                         1997          1998          1999
                                     ------------  ------------  -------------

Net Loss:
As reported . . . . . . . . . . . .  $(6,138,635)  $(7,341,314)  $ (9,192,196)
Pro forma . . . . . . . . . . . . .  $(7,058,879)  $(9,103,482)  $(11,145,590)
Loss Per Share (Basic and Diluted):
As reported . . . . . . . . . . . .  $     (1.04)  $     (0.72)  $      (0.83)
Pro forma . . . . . . . . . . . . .  $     (1.18)  $     (0.81)  $      (0.99)

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under the provisions of SFAS No. 123, the weighted average fair value of options granted in 1997, 1998, and 1999 was $4.24, $3.99, and $2.64 per share, respectively, under the 1992 Plan. The weighted average fair value of options granted in 1997, 1998, and 1999 was $4.08, $5.33, and $2.76 per share, respectively, under the Director Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999, respectively: a weighted average risk-free interest rate of approximately 4% - 6% percent for all years; no expected dividend yield during the expected life of the option; expected lives of 5 to 6 years for each grant and expected volatility between 64 and 64 and 112 percent.

     The stock options issued to retiring directors in 1996 had a weighted average fair value of $2.57. The fair values of such options are estimated on the date of grant using Black-Scholes option price model with the following assumptions used: a weighted average risk-free interest rate of 6 percent, expected lives of 3 to 5 years, expected volatility of 99 percent and no expected dividends.

     Warrants

     As of December 31, 1999, warrants to acquire a total of 3,466,399 shares of Common Stock were outstanding as set forth below.

     During 1999, the Company issued warrants to acquire 200,000 shares of Common Stock in conjunction with the sale of the Company's Common Stock at an exercise price of $5.46. These warrants expire on the fourth anniversary of the date of grant. Also, during 1999 the Company issued warrants to acquire 84,211 shares of Common Stock in conjunction with the issuance of notes payable (see
Note 7). These warrants are exercisable at a price of $4.75 per share and expire on the fifth anniversary of the date of grant

     During 1996, the Company issued warrants to acquire 2,803,530 shares of Common Stock in conjunction with the sale of the Series B Preferred Stock (the "1996 Warrants"). The 1996 Warrants are exercisable at an exercise price of $4.13 per share. The warrants expire on the fifth anniversary of the date of grant, are callable if the average closing price of the Company's Common Stock for 30 trading days equals or exceeds three times the then-exercise price, and allow cashless exercise. The warrants also have provisions for adjustment of the exercise price and number of shares for below-exercise price issuance of securities. As of December 31, 1999, the 1996 warrants to acquire 2,717,454 Shares of Common Stock were outstanding.

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

     As of December 31, 1999, additional warrants to acquire 110,000 shares of Common Stock were outstanding with exercise prices ranging from $2.50 to $8.00. Such warrants expire during periods ranging from April 5, 2000, to February 1, 2001.

9.   RELOCATION COSTS:

     In June 1999, management approved plans to relocate the Company's operations from The Woodlands, Texas to Branchburg, New Jersey. Costs charged to operations during the year ended December 31, 1999 included the cost of non-relocating employee benefits, a charge to abandon assets related to the Company's Texas facility and the costs of relocating key employees to New Jersey. The Company anticipates the relocation to be completed by May 31, 2000.

     Costs recorded during the year ended December 31, 1999 classified as relocation costs in the Statement of Operations are as follows:

Non-relocating employee benefits  $  516,381
Asset abandonment costs. . . . .     334,875
Relocation costs . . . . . . . .   2,085,389
                                  ----------
  Total relocation costs . . . .  $2,936,645
                                  ==========

10.     EMPLOYEE  BENEFIT  PLANS:

     The Company maintains a retirement savings plan as described in Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company may, at its discretion, contribute amounts not to exceed each employee's contribution. During February 1998, February 1999 and February 2000, the Company made total contributions of $13,088, $21,387, and $22,955 to the plan for a partial matching of employee contributions during 1997, 1998, and 1999, respectively.

     During 1996, the Company established an Employee Stock Purchase Plan to allow for the purchase of the Company's Common Stock on the open market using employee and any employer matching contributions. During 1997, 1998, and 1999, the Company contributed $7,631, $13,661, and $13,962, to this plan, respectively.

11.  FEDERAL INCOME TAXES:

     The Company has not made any income tax payments since inception. As of December 31, 1999, the Company has a net operating loss (NOL) carryforward for federal income tax purposes of approximately $48.5 million, subject to the limitations described below, expiring as follows:

             YEAR EXPIRES
             -------------

2001. . . .  $     500,000
2002. . . .      1,500,000
2003. . . .      2,800,000
2004. . . .      2,200,000
2005. . . .      1,700,000
2006. . . .      1,400,000
2007. . . .      2,400,000
2008. . . .      3,000,000
2009. . . .      2,500,000
2010. . . .      4,000,000
2011. . . .      4,000,000
2012. . . .      5,700,000
2018. . . .      8,200,000
2019. . . .      8,600,000
             -------------
                48,500,000

     Additionally, the Company has approximately $533,000 of research and development tax credit carryforwards which will expire in varying amounts commencing in 2001. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards following certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of Common Stock in the public offering in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income at December 31, 1999, is approximately $22 million on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

     For financial reporting purposes, a valuation allowance of $16,938,000 has been recorded as of December 31, 1999, to fully offset the deferred tax asset related to these carryforwards. The principal components of the deferred tax asset as of December 31, 1998 and 1999, assuming a 34% federal tax rate, are as follows:

                                                               1998           1999
                                                           -------------  -------------

Temporary differences:
  Deferred revenue. . . . . . . . . . . . . . . . . . . .  $         --   $    138,000
  Restricted stock compensation . . . . . . . . . . . . .            --             --
  Uniform capitalization of inventory costs . . . . . . .        70,000        147,000
  Other items . . . . . . . . . . . . . . . . . . . . . .        16,000        140,000
                                                           -------------  -------------
  Total temporary differences . . . . . . . . . . . . . .        86,000        425,000
  Federal tax losses and credits not currently utilizable    14,301,000     16,513,000
                                                           -------------  -------------
Total deferred tax assets                                    14,387,000     16,938,000
  Less valuation allowance. . . . . . . . . . . . . . . .   (14,387,000)   (16,938,000)
                                                           -------------  -------------
Net deferred tax asset  . . . . . . . . . . . . . . . . .  $         --   $         --
                                                           =============  =============

     The net increase in the deferred tax valuation allowance for 1998 and 1999 was $2,561,000, and $2,551,000 respectively. Other than the net operating loss and tax credit carryforwards, there is no significant difference between the statutory federal income tax rate and the Company's effective tax rate during 1997, 1998 and 1999.

12.  COMMITMENTS AND CONTINGENCIES:

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

     License  Agreements

     The Company has entered into several license agreements, both exclusive and nonexclusive in conjunction with its business. The Company is required to pay royalties on net sales of products encompassing the licensed technologies. For the years ended December 31, 1997, 1998, and 1999, $141,539, $10,248, and
$17,311  of  expenses  were  incurred  under  these  agreements,  respectively.

     Leases

     The Company leases approximately 85,000 square feet for office and laboratory space and has various other operating leases. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 1999, were as follows:

2000. . . . . . .  $  896,944
2001. . . . . . .     573,572
2002. . . . . . .     535,936
2003. . . . . . .     535,936
  2004 and beyond   3,490,825
                   ----------
  Total . . . . .  $6,033,213
                   ==========

13.     SEGMENT  AND  MAJOR  CUSTOMER  DATA

          The Company has principally one business segment related to the sale of AlloDerm. Product Sales by geographic area are summarized as follows:

                                   1997        1998         1999
                             ----------  ----------  -----------
    United States            $4,401,351  $6,575,206  $11,065,008
    Other foreign countries  $  503,620  $  669,896  $   846,489
                             ----------  ----------  -----------
    Total Product Sales      $4,904,971  $7,245,102  $11,911,497
                             ==========  ==========  ===========

     During 1999 LifeCell had one customer who comprised greater than 10% of the Company's net product sales. Sales during 1999 to this customer were $1,238,139.

14.  SUBSEQUENT  EVENT

     In February 2000, LifeCell entered into a marketing and distribution rights agreement with Obagi Medical Products (OMP). Under the terms of the agreement, OMP will pay a $1 million up-front fee to LifeCell for the licensed marketing and distribution rights. For its efforts, OMP will receive a co-promotion fee based upon a percentage of net sales. LifeCell and OMP will jointly oversee the development and implementation of marketing programs.