Form 10-Q
period 2000-03-31
LIFECELL CORP
filed 2000-05-12
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q



(Mark  One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

As of May 10, 2000, there were outstanding 13,793,087 shares of common stock, par value $.001, and 104,510 of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 3,370,448 shares of common stock), of the registrant.

                        PART I.     FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                              LIFECELL CORPORATION

                                 BALANCE SHEETS

                                                                          March  31,    December  31,
                                                                             2000            1999
                                                                        ---------------  ------------
                                                                         (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                              $4,121,677       $4,736,877
  Short-term investments                                                    315,244          315,244
  Accounts and other receivables, net                                     3,395,008        2,557,337
  Inventories                                                             3,741,301        3,202,271
  Prepayments and other                                                     311,838          159,664
                                                                        -------------    ------------
    Total current assets                                                 11,885,068       10,971,393

Fixed assets,  net                                                        7,996,028        6,547,863
Other assets,  net                                                          557,634          564,175
                                                                        -------------    ------------

    Total assets                                                        $20,438,730      $18,083,431
                                                                        =============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                       $1,783,132         $741,375
  Accrued liabilities                                                     3,421,560        4,896,090
  Notes payable                                                           2,809,754        2,792,459
  Current maturities of long-term debt                                      598,311                -
                                                                        -------------    ------------

    Total current liabilities                                             8,612,757        8,429,924
                                                                        -------------    ------------

Deferred revenue                                                            376,473          405,126
                                                                        -------------    ------------

Long term debt, net of current maturities                                 1,901,689                -
                                                                        -------------    ------------

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Series B preferred stock, $.001 par value, 182,205 shares authorized,
  104,530 and 118,016 issued and outstanding, respectively                      105              118
Undesignated preferred stock, $.001 par value, 1,817,795 shares
  Authorized, none issued and outstanding                                        -                 -
Common stock, $.001 par value, 48,000,000 shares authorized
  13,772,442 and 12,899,643 shares issued and outstanding respectively       13,772           12,900
Warrants outstanding to purchase 3,086,367 and 3,466,399 shares of
common stock, respectively                                                  862,351          887,812
Additional paid-in capital                                               64,367,782       62,725,551
Accumulated deficit                                                     (55,696,199)     (54,378,000)
                                                                        -------------    ------------
    Total stockholders' equity                                             9,547,811       9,248,381
                                                                        -------------    ------------
    Total liabilities and stockholders' equity                           $20,438,730     $18,083,431
                                                                        =============    ============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended March  31,
                                            -------------------------------
                                                 2000            1999
                                            --------------  -------------
Revenues:
  Product sales                             $   4,438,483    $ 2,319,074
  Research funded by others                       377,933        286,764
                                            --------------  -------------
    Total revenues                              4,816,416      2,605,838
                                            --------------  -------------

  Cost of goods sold                            1,188,802        806,994
                                            --------------  -------------

  Gross Profit                                  3,627,614      1,798,844
                                            --------------  -------------

Operating Expenses:
  Research and development                      1,219,027      1,062,068
  General and administrative                    1,215,985      1,307,144
  Selling and marketing                         2,277,586      1,643,640
                                            --------------  -------------
    Total operating expenses                    4,712,598      4,012,852
                                            --------------  -------------

Loss From Operations                           (1,084,984)    (2,214,008)
                                            --------------  -------------

Interest income (expense) and other, net          (71,080)       129,564
                                            --------------  -------------

Net Loss                                    $  (1,156,064)   $(2,084,444)
                                            ==============  =============

Preferred Stock Dividends                        (162,135)      (175,850)
                                            ==============  =============

Net Loss Applicable to Common Stockholders  $  (1,318,199)   $(2,260,294)
                                            ==============  =============

Loss Per Common Share - Basic and Diluted   $       (0.10)   $     (0.19)
                                            ==============  =============

Shares Used in Computing Loss Per
     Common Share - Basic and Diluted          13,257,800     11,653,402
                                            ==============  =============

    The accompanying notes are an integral part of these financial statements

                              LIFECELL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                     2000          1999
                                                                 ------------  ------------
Cash Flows from Operating Activities:
  Net loss                                                       $(1,156,064)  $(2,084,444)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
      Depreciation and amortization                                  255,643        75,318
      Provision for bad debt                                         (13,109)            -
      Accretion of debt discount                                      17,295             -
      Change in assets and liabilities -
        Increase in accounts and other receivables                  (824,562)     (426,553)
        Increase in inventories                                     (539,030)     (252,489)
        Decrease (increase) in prepayments and other                (147,173)       42,117
        Increase (decrease) in accounts payable and accrued         (418,355)      131,442
          liabilities
        Increase (decrease) in deferred revenues                     (28,653)            -
                                                                 ------------  ------------

      Net cash used in operating activities                       (2,854,008)   (2,514,609)
                                                                 ------------  ------------

Cash Flows from Investing Activities:
  Capital expenditures                                            (1,702,265)     (117,228)
  Additions to patents                                                     -       (28,617)
  Sales of short-term investments                                          -     4,000,745
                                                                 ------------  ------------

      Net cash provided by (used in) investing activities         (1,702,265)    3,854,900
                                                                 ------------  ------------

Cash Flows from Financing Activities:
  Proceeds from issuance of stock and warrants                     1,617,626       926,625
  Borrowings and repayments of notes payable                       2,500,000             -
  Cash dividends paid                                               (176,553)     (175,850)
                                                                 ------------  ------------

      Net cash provided by financing activities                    3,941,073       750,775
                                                                 ------------  ------------

Net Increase (Decrease) in Cash and Cash Equivalents                (615,200)    2,091,066
Cash and Cash Equivalents at Beginning of Period                   4,736,877     8,025,415
                                                                 ------------  ------------

Cash and Cash Equivalents at End of Period                       $ 4,121,677   $10,116,481
                                                                 ============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                             140,278             -
                                                                 ------------  ------------


   The accompanying notes are an integral part of these financial statements.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION  AND  CERTAIN  SIGNIFICANT  RISKS:

     LifeCell Corporation, a Delaware corporation, ("LifeCell" or the "Company") is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. The Company was incorporated on January 6, 1992, for the purpose of merging with its predecessor entity, which was formed in 1986. LifeCell began commercial sales of its first product, AlloDerm , an acellular dermal graft, during 1994. The future operating results of the Company will be principally dependent on the market acceptance of its current product, development of and market acceptance of future products, competition from other products or technologies, protection of the Company's proprietary technology, and access to funding as required. Accordingly, there can be no assurance of the Company's future success. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein and "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.   BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements included within the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.   INVENTORIES

     Inventories consist of products in various stages produced for sale and include the costs of raw materials, labor and overhead. A summary of inventories is as follows:

                                  March 31,   December 31,
                                     2000         1999
                                  ----------  -------------
Raw materials used in production  $1,450,645  $   1,081,449
Work-in-process. . . . . . . . .   1,045,399      1,214,619
Finished goods . . . . . . . . .   1,245,257        906,203
                                  ----------  -------------
Total inventories. . . . . . . .  $3,741,301  $   3,202,271
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

     While the shares of Series B Preferred Stock are outstanding or any dividends are owed thereon, the Company may not declare or pay cash dividends on its Common Stock

     During the first quarter of 2000, the Company paid dividends on the Series B Preferred Stock of $176,553, and accrued dividends of $162,135. Such dividends are payable on May 15, 2000.

5.   LONG-TERM  DEBT

     On December 6, 1999 the Company entered into a $6 million credit facility with a financial institution and the New Jersey Economic Development Authority ("NJEDA"). The loan provides for a revolving portion (the "Revolving Loan") not to exceed $3 million and two term portions (the "Term Loans") one for $2.5 million and the other for $.5 million. The Revolving Loan bears an interest of prime plus 3% (12% at March 31, 2000) with a minimum rate of 9% and matures on January 31, 2001 with provisions for automatic renewal for additional terms of one year each. As of March 31, 2000, $3 million was outstanding on the Revolving Loan. On February 25, 2000 the Company borrowed $2,500,000 under one of the "Term Loans". The Term Loan exercised by the Company bears an interest rate of 14.21% and is payable in 30 equal monthly installments of principal and interest beginning October 1, 2000 and continuing through and including March 1, 2003.


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



7.   NEW  ACCOUNTING  PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on its financial statements. At this time, the Company believes that SAB 101 will not have a material impact on its financial position or results of operations.



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

GENERAL  AND  BACKGROUND

     LifeCell Corporation is a bioengineering company engaged in the development and commercialization of tissue regeneration and cell preservation products. Our core preservation technology produces an acellular tissue matrix, which retains the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three products based on this technology: AlloDerm for the reconstructive plastic, burn and dental markets; Cymetra a micronized version of AlloDerm for the reconstructive plastic and dermatology markets; and Repliform acellular tissue for the urology and gynecology market. We believe that our products are the only commercially available tissue transplant products that provide a complete template for the regeneration of normal human soft tissue. We estimate that AlloDerm has been transplanted in more than 50,000 patients. We also are developing several additional products, including small diameter vascular grafts as an alternative to autografted blood vessels, orthopedic applications of our acellular tissue matrix, and ThromboSolTM a formulation for extended storage of platelets.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999


     Total revenues for the three months ended March 31, 2000, increased 85% to approximately $4.8 million compared to approximately $2.6 million for the same period of 1999. The increase was primarily attributable to a 91% increase in product sales to approximately $4.4 million in the current period as compared to $2.3 million in the prior year. The increase in product sales is the result of expanded direct sales and marketing activities, increased pricing of certain AlloDerm products during the second half of 1999 and increased sales volume related to the full launch of Repliform through our partner Boston Scientific Corporation. The Company signed a sales and marketing agreement with Boston Scientific in March 1999. Total revenue was further impacted by a 32% increase in funded research grant revenues of $0.4 million from $0.3 million during the same period in 1999. This increase is primarily due to the increased level of funding available for research activities as compared to the same period of 1999.

     Cost of goods sold for the three months ended March 31, 2000 was approximately $1.2 million resulting in a gross margin of approximately 73%, compared to cost of goods sold of approximately $0.8 million and gross margin of 65% for the same period of 1999. The increase in gross margin was principally attributable to pricing benefits resulting from the Company's change during 1999 to direct distribution of its reconstructive plastic products to hospitals and doctors' offices rather than through third party distributors. In addition, increases in sales mix of certain higher margin AlloDerm products together with certain price increases contributed to the improved gross margin.

     Total research and development expenses increased 15% to approximately $1.2 million for the three months ended March 31, 2000 compared to approximately $1.1 million for the same period of 1999. The increased expenses are due primarily to higher expenditures in the cell preservation government funded projects for the three month period ended March 31, 2000, as compared to the same period of 1999.

     General and Administrative expenses decreased 7% to approximately $1.2 million for the three months ended March 31, 2000 compared to $1.3 million for the same period of 1999. The decrease was due to a combination of professional fees incurred relating to a sales and marketing agreement entered into during the first quarter of 1999, offset in part by higher salary costs during the first quarter of 2000 relating to the hiring of management personnel during the second half of 1999.

     Selling and marketing expenses increased 39% to approximately $2.3 million for the three months ended March 31, 2000 compared to approximately $1.6 million for the same period last year. The increase was primarily attributable to the hiring of domestic sales and marketing personnel during the second half of 1999, the expansion of domestic marketing activities and the agency fees associated with the sales and marketing agreement with Boston Scientific.

     Interest income (expense) and other, net decreased approximately $0.2 million for the three months ended March 31, 2000 compared to same period of 1999. The decrease was due to a combination of a decline in cash available for investment and interest costs associated with the revolving and long-term notes debt financing.

     The net loss for the three months ended March 31, 2000, decreased 45% to approximately $1.2 million compared to approximately $2.1 million for the same period of 1999. This decrease in loss was primarily attributable to increased AlloDerm sales volume and the full launch of Repliform, partially offset by increased infrastructure costs.



LIQUIDITY  AND  CAPITAL  RESOURCES

     Since its inception, LifeCell's principal sources of funds have been equity offerings, product sales, external funding of research activities, and interest on investments.

     As of March 31, 2000, the Company had cash and cash equivalents of approximately $4.1 million. At March 31, 2000 the Company had an aggregate of approximately $5.5 million outstanding under its borrowing arrangements, which is repayable over the next 36 months. The amount of principal to be repaid by the Company over the next 12 months is approximately $0.6 million. The Company has an additional borrowing availability of $.5 million on its $6 million credit facility. The Company has available an additional $0.6 million through an incentive financing package provided by the New Jersey Economic Development Authority.

     The Company's operating activities used cash of approximately $2.9 million for the three-month period ended March 31, 2000 to fund its operating loss, decreases in accrued liabilities and increased inventories and accounts receivable for the period. For the period ended March 31, 1999, the Company's operating activities used cash of approximately $2.5 million to fund its operating loss and increased inventories and accounts receivable.

     For the three months ended March 31, 2000, the Company's investing activities used cash of approximately $1.7 million for the purchase of capital equipment and leasehold improvements relating to the completion of the New Jersey facility. The Company's investing activities for the three months ended March 31, 1999 provided cash of approximately $3.9 million principally through the sales of short-term investments.

     The Company's financing activities provided approximately $3.9 million for the three month period ended March 31, 2000 primarily from the takedown of $2.5 million of long-term debt and approximately $1.6 million in proceeds from the exercise of stock options and warrants, partially offset by dividends paid. For the period ended March 31, 1999, the Company's financing activities provided approximately $0.75 million as a result of the sale of common stock, partially offset by dividends paid.

     LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of AlloDerm, develop expanded uses for AlloDerm, conduct the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products, participate in technical seminars and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products and research and development funding received from others. While the Company believes that the proceeds from the available financing and its existing available funds will be sufficient to meet its present operating and capital requirements through at least 2000, there can be no assurance that such sources of funds will be sufficient to meet these future expenses. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products and the extent to which the Company can achieve substantial growth in product sales during 2000 and 2001, as well as the extent to which the Company may decide to expand its product development efforts. There can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all.



SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS  AND  RISK  FACTORS

     Statements contained in this report other than historical facts are forward-looking statements provided in accordance with the provisions of the Private Securities Litigation Reform Act of 1995. While these statements reflect the Company's beliefs as of the date of this report, they are subject to uncertainties and risks that could cause actual results to differ materially. In addition, the operations and activities of the Company and investments in its securities are subject to certain significant risks. These risks include, but are not limited to, the demand for the Company's products and services, development of expanded uses for the Company's products, development of additional products and programs, the Company's ability to satisfy regulatory requirements, economic and competitive conditions, competitive products and technologies, uncertainty of patent protection, access to borrowed or equity capital on favorable terms, and other risks detailed in the Company's Annual Report of Form 10-K for the year ended December 31, 1999.



ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

None.

PART  II.  OTHER  INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the three months ended March 31, 2000, the Company issued 351,460 shares of common stock in exchange for warrants to purchase 380,032 shares of common stock for consideration of approximately $1.3 million. During the same period the Company issued 86,311 shares of common stock for the exercise of employee stock options for consideration of approximately $0.4 million. During the same period, the Company issued 435,028 shares of common stock in exchange for 13,486 shares of convertible Series B preferred stock (convertible at a rate of 32.2578 common shares for each share of preferred stock). These issues did not involve an underwriter. The Company considers these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from the registration under Section 4(2) of the Securities Act of 1933, as amended.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     a.  EXHIBITS

         10.1 Second Amended and Restated Voting Agreement dated as of April 13, 2000 among the Company and the Series B Preferred Shareholders

         27.1  Financial  Data  Schedule

     b.  REPORTS  ON  FORM  8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LIFECELL  CORPORATION



Date:  May 12, 2000                      By:  /s/  Paul  G.  Thomas
                                         ---------------------
                                         Paul  G.  Thomas
                                         President  and  Chief
                                         Executive  Officer



Date:  May 12, 2000                      By:  /s/  Fenel  M.  Eloi
                                         --------------------
                                         Fenel  M.  Eloi
                                         Sr.  Vice  President,  Chief
                                         Financial  Officer  and  Secretary
                                         (Principal  Financial  Officer)



Date:  May 12, 2000                      By:  /s/  David  B.  Platt
                                         ----------------
                                         David  B.  Platt
                                         Controller
                                         (Principal Accounting Officer)

EXHIBIT  INDEX

   10.1   Voting  Agreement
   27.1   Financial  Data  Schedule.