Form 10-Q
period 2000-06-30
LIFECELL CORP
filed 2000-07-31
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(MARK  ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2000

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


                  APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

As of July 25, 2000, there were outstanding 14,184,468 shares of common stock, par value $.001, and 93,089 of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 3,002,120 shares of common stock), of the registrant.

                        PART I.     FINANCIAL INFORMATION

Item  1.  Financial  Statements
          ---------------------

                              LIFECELL CORPORATION
                                 BALANCE SHEETS

                                                                            June 30,      December 31,
                                                                             2000            1999
                                                                        ---------------  -------------
                                           ASSETS
Current Assets:
    Cash and cash equivalents                                           $    1,218,885   $  4,736,877
    Short-term investments                                                     315,244        315,244
    Accounts and other receivables, net                                      4,881,182      2,557,337
    Inventories                                                              3,843,257      3,202,271
    Prepayments and other                                                      296,451        159,664
                                                                        ---------------  -------------
      Total current assets                                                  10,555,019     10,971,393

  Fixed assets,  net                                                         9,669,263      6,547,863
  Other assets,  net                                                           663,789        564,175
                                                                        ---------------  -------------
      Total assets                                                      $   20,888,071   $ 18,083,431
                                                                        ===============  =============


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                    $    3,057,214   $    741,375
    Accrued liabilities                                                      3,007,204      4,896,090
    Notes payable                                                            2,827,049      2,792,459
    Current maturities of long-term debt                                       467,173
                                                                        ---------------  -------------
      Total current liabilities                                              9,358,640      8,429,924

Deferred revenue                                                               896,152        405,126
Long term debt, net of current maturities                                    3,186,029
                                                                        ---------------  -------------
      Total liabilities                                                     13,440,821      8,835,050
                                                                        ---------------  -------------

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Series B preferred stock, $.001 par value, 182,205 shares authorized,
    93,089 and 118,016 issued and outstanding, respectively                         93            118
Undesignated preferred stock, $.001 par value, 1,817,795 shares
    Authorized, none issued and outstanding
Common stock, $.001 par value, 48,000,000 shares authorized
    14,183,468 and 12,899,643 shares issued and outstanding respectively        14,183         12,900
Warrants outstanding to purchase 3,086,367 and 3,466,399 shares of             862,349        887,812
    common stock, respectively
Additional paid-in capital                                                  64,560,959     62,725,551
Accumulated deficit                                                        (57,990,334)   (54,378,000)
                                                                        ---------------  -------------
      Total stockholders' equity                                             7,447,250      9,248,381
                                                                        ---------------  -------------
      Total liabilities and stockholders' equity                        $   20,888,071   $ 18,083,431
                                                                        ===============  =============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended June 30,  Six Months Ended June 30,
                                                 --------------------------  --------------------------
                                                     2000          1999          2000          1999
                                                 ------------  ------------  ------------  ------------
Net Revenues:
    Product sales                                $ 5,386,687   $2, 955,061   $ 9,825,170   $ 5,274,134
    Research funded by others                        475,532       289,988       853,465       576,752
                                                 ------------  ------------  ------------  ------------
      Total net revenues                           5,862,219     3,245,049    10,678,635     5,850,886
                                                 ------------  ------------  ------------  ------------

Costs and Expenses:
    Cost of goods sold                             1,911,550       764,045     3,100,351     1,571,039
    Research and development                       1,299,205       879,054     2,518,232     1,941,122
    General and administrative                     1,627,480       998,010     2,843,465     2,305,154
    Selling and marketing                          3,013,316     1,583,879     5,290,902     3,227,519
    Relocation costs                                             1,231,660                   1,231,660
                                                 ------------  ------------  ------------  ------------
      Total costs and expenses                     7,851,551     5,456,648    13,752,950    10,276,494
                                                 ------------  ------------  ------------  ------------

Loss From Operations                              (1,989,332)   (2,211,599)   (3,074,315)   (4,425,608)

    Interest and other income (expense), net        (159,727)      110,965      (230,806)      240,530
                                                 ------------  ------------  ------------  ------------

Net Loss                                          (2,149,059)   (2,100,634)   (3,305,121)   (4,185,078)

Preferred Stock Dividends                           (145,077)     (177,149)     (307,213)     (352,629)
                                                 ------------  ------------  ------------  ------------

Net Loss Applicable to Common Stockholders       $(2,294,136)  $(2,277,783)  $(3,612,334)  $(4,537,707)
                                                 ============  ============  ============  ============

Loss Per Common Share - Basic and Diluted        $     (0.16)  $     (0.19)  $     (0.26)  $     (0.39)
                                                 ============  ============  ============  ============

Shares Used in Computing Loss Per
    Common Share - Basic and Diluted              14,021,629    11,849,716    13,639,714    11,752,102
                                                 ============  ============  ============  ============

    The accompanying notes are an integral part of these financial statements

                              LIFECELL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Six months ended June 30,
                                                                --------------------------
                                                                    2000         1999
                                                                ------------  ------------
Cash Flows from Operating Activities:
    Net loss                                                    $(3,305,121)  $(4,185,078)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                               551,397       191,368
        Loss on asset disposals                                                   334,874
        Provision for bad debt                                       31,962
        Accretion of debt discount                                   23,060
        Change in assets and liabilities:
          Increase in accounts and other receivables             (2,355,808)     (695,312)
          Increase in inventories                                  (640,986)     (745,650)
          Increase in prepayments and other                        (175,785)      (31,803)
          Increase in accounts payable and accrued liabilities      439,286     1,165,689
          Increase in notes payable                                  34,590
          Increase in deferred revenues                             491,026
                                                                ------------  ------------

        Net cash used in operating activities                    (4,906,379)   (3,965,912)
                                                                ------------  ------------

Cash Flows from Investing Activities:
    Capital expenditures                                         (3,669,712)   (1,406,790)
    Addition to patents                                             (63,696)      (53,801)
    Sales of short-term investments                                             4,000,745
                                                                ------------  ------------

        Net cash provided by (used in) investing activities      (3,733,408)    2,540,154
                                                                ------------  ------------

Cash Flows from Financing Activities:
    Proceeds from issuance of stock and warrants                  1,811,200     1,285,982
    Proceeds from issuance of notes payable                       3,653,202
    Cash dividends paid                                            (342,607)     (352,628)
                                                                ------------  ------------

Net cash provided by financing activities                         5,121,795       933,354
                                                                ------------  ------------
Net Decrease in Cash and Cash Equivalents                        (3,517,992)     (492,404)
Cash and Cash Equivalents at Beginning of Period                  4,736,877     8,025,415
                                                                ------------  ------------

Cash and Cash Equivalents at End of Period                      $ 1,218,885   $ 7,533,011

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                      $   309,952

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



1.   BASIS  OF  PRESENTATION

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

     The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary by management for a fair presentation of financial position, results of operations and cash flows for the periods presented. The financial results for interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.



2.   INVENTORIES

     Inventories  consist  of  the  following:

                                              June 30,     December 31,
                                                2000            1999
                                           -------------  -------------
Raw  materials . . . . . . . . . . . . .   $  1,535,001    $  1,081,449
Work-in-process . . . . . . . . . . . . .     1,225,447       1,214,619
Finished goods . . . . . . . . . .. . . .     1,082,809         906,203
                                           -------------  -------------
    Total inventories . . . . . . . . . .  $  3,843,257    $  3,202,271
                                           =============  =============


3.   DEFERRED  REVENUE

     In February 2000, the Company entered into a co-promotion agreement which provides for the Company to receive a $600,000 payment for the licenses and rights set forth in the agreement. The payment has been recorded as deferred revenue and is being recognized over the five-year life of the agreement.



4.   NOTES  PAYABLE

     In December 1999, the Company entered into a loan and security agreement with a financial institution that provides for a revolving loan of $3 million and a term loan of $2.5 million. In December 1999, the Company borrowed $3 million on the revolving loan, which is outstanding as of June 30, 2000. In February 2000, the Company borrowed $2.5 million under the term loan. The term loan bears an interest rate of 14.21%. Interest only is payable monthly commencing April 1, 2000 and continuing through and including September 1, 2000. Thereafter, the note is repayable in equal monthly installments of principal and interest of $99,700, commencing October 1, 2000 and continuing through and including March 1, 2003. This credit facility is secured by the Company's accounts receivable, inventory, intellectual property, intangibles and fixed assets and is guaranteed by the New Jersey Economic Development Authority.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



     In June 2000, the Company entered into a term loan agreement with the New Jersey Economic Development Authority to borrow $500,000. The loan bears an interest rate of 6.5%. Interest only is payable monthly commencing on July 1, 2000 and continuing through and including December 1, 2000. Thereafter, the note is repayable in equal monthly installments of principal and interest of $18,100, commencing January 1, 2001 and continuing through and including June 1, 2003. The loan is secured by the Company's accounts receivable, inventory and fixed assets.

     In June 2000, the Company entered into a term loan agreement with a financial institution to borrow $653,000. The loan bears an interest rate of 9% and is repayable in ten equal annual installments of principal and interest of $105,800 commencing August 1, 2001 and continuing through and including August 1, 2010. This loan is secured by payments which the Company is entitled to receive through a New Jersey Business Employment Incentive Grant. Such payments have been assigned to the lender and will be used to satisfy the Company's obligations under the loan agreement as the are received.



5.   DIVIDENDS  ON  SERIES  B  PREFERRED  STOCK

     The Series B Preferred Stock bears cumulative dividends, payable quarterly, through November 2001 at the annual rate of $6.00 per share. Dividends may be paid in cash, in additional shares of Series B preferred stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option.

     During the first quarter of 2000, the Company accrued dividends of $162,135 and paid cash dividends of $176,553 on the Series B Preferred Stock. During the second quarter of 2000, the Company accrued dividends of $145,077 and paid cash dividends of $166,054 on the Series B Preferred Stock.



6.   COMMITMENTS  AND  CONTINGENCIES

     Litigation
     ----------

     On May 4, 2000, a Complaint was filed in the Superior Court of California, San Bernardino County, Central District, captioned Ann Regner et. al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The Complaint is styled as a class action on behalf of all close family members of those deceased persons whose tissues were collected, processed, stored or distributed in California. The defendants, 19 of whom are named, are the class of all licensed tissue banks in California as well as other companies, including LifeCell, which store, process, or distribute human tissue as part of their business. The Complaint alleges that tissue banks routinely fail to obtain proper informed consent from family members when soliciting the donation of human tissue for transplant. The Complaint also alleges that the defendants, including LifeCell, make profits from the storing, processing and distribution of human tissue in contravention of California law. Plaintiffs' application for a preliminary injunction seeking to enjoin the defendants, including LifeCell, from doing business in California was denied in June 2000. LifeCell does not believe the claims are meritorious, is vigorously defending such action, and has filed a motion to dismiss the Complaint. LifeCell's insurance carrier has agreed to defend all claims against the Company other than punitive damages.

     On June 7, 2000, a Complaint was filed in the United States District Court, District of New Jersey, entitled Inamed Corporation, McGhan Medical Corporation and Collagen Aesthetics, Inc. vs. LifeCell Corporation and Obagi Medical Products Inc. The Complaint alleges that LifeCell and Obagi, its marketing agent, have disseminated false advertisements with respect to the marketing of LifeCell's Cymetra product that misleadingly compares it to and unlawfully disparages the bovine collagen products of Inamed and its subsidiaries. The plaintiffs are seeking injunctive relief to prohibit what they allege to be such unlawful advertising, as well as unspecified damages. Plaintiffs' motion for a preliminary injunction was recently granted by the court prohibiting use of the current advertisements. The Court's order has not yet been entered, but the Company intends to seek reconsideration, or appeal any such order.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



     Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending actions. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such actions. We are unable to estimate the ultimate potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs) has been made in the financial statements.



7.   LOSS  PER  COMMON  SHARE

     Loss per Common share has been computed by dividing net loss, increased by stated dividends on Series B Preferred Stock, by the weighted average number of shares of Common Stock outstanding during each period. In all periods, Common Stock equivalents, including the Series B Preferred Stock, were antidilutive and, accordingly, were not included in the computation.



8.   YEAR  2000  STOCK  OPTION  PLAN

     In June 2000, the stockholders of the Company approved the Year 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan provides for grants of incentive stock options and non-qualified stock options. An aggregate of 1,500,000 shares of Common stock are authorized for issuance under the 2000 Plan, which amount is subject to adjustment in the event of certain changes in the Company's capitalization, a merger, or a similar transaction. Such shares may be treasury shares or newly issued shares or a combination of both.



9.   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.



10.   NEW  ACCOUNTING  PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective in the fourth quarter of fiscal years beginning after December 15, 1999. The Company has evaluated SAB 101 and believes that it will not have a material impact on its results of operations, financial position or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of  Operations.
         --------------

     The following discussion of operations and financial condition of LifeCell should be read in conjunction with the Financial Statements and Notes included in Part I. "Financial Information". Certain statements contained in this report other than historical facts are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. While these statements reflect the Company's beliefs as of the date of this report, they are subject to uncertainties and risks that could cause actual results to differ materially from anticipated results. These factors include, but are not limited to, the demand for the Company's products and services, development of expanded uses for the Company's products, development of additional products and programs, the Company's ability to satisfy regulatory requirements, economic and competitive conditions, competitive products and technologies, uncertainty of patent protection, the outcome of pending litigation, access to borrowed or equity capital on favorable terms, and other risks detailed in the Company's Annual Report of Form 10-K for the year ended December 31, 1999 and other reports filed with the Securities and Exchange Commission.


GENERAL  AND  BACKGROUND

     LifeCell Corporation is engaged in developing and marketing biologic solutions for the repair, replacement and preservation of human tissue. Our core preservation technology produces an acellular tissue matrix, which retains the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three products based on this technology:
AlloDerm for the plastic reconstructive, burn and dental markets; Cymetra a micronized version of AlloDerm for the plastic reconstructive and dermatology markets; and Repliform for the urogynecology market. Our product development programs include a small diameter vascular grafts as an alternative to autografted blood vessels, orthopedic applications of our acellular tissue matrix, and ThromboSolTM a formulation for extended storage of platelets.


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2000  AND  1999

     Total revenues for the three months ended June 30, 2000 increased 81% to $5.9 million compared to $3.2 million for the same period in 1999. The increase was primarily attributable to a 82% increase in product sales to $5.4 million in the current period as compared to $3.0 million in the prior year. The increase in product sales is largely due to the launch of Cymetra , our product for non-surgical soft tissue repair, and continued growth for Repliform . During June 2000 we initiated the full commercial launch of Cymetra through our marketing alliance with Obagi Medical Products. As previously announced, we initiated the full commercial launch of Repliform through our marketing partner Boston Scientific Corporation in January of this year. Cymetra and Repliform product sales contributed approximately $1.0 million and $1.4 million, respectively, in the quarter. Total revenue was further impacted by a 64% increase in funded research grant revenues which increased to $476,000 from $290,000 during the same period in 1999. This increase is primarily due to an increased level of funding available to the Company for research activities as compared to the same period of 1999.

     Cost of goods sold for the three months ended June 30, 2000 was $1.9 million resulting in a product gross margin of 65%, compared to cost of goods sold of $764,000 and product gross margin of 74% for the same period of 1999. The decrease in gross margin was principally attributable to increased costs associated with the scale-up of Cymetra production in our New Jersey facility in the quarter. The Company expects product gross margin to improve from the current quarter level in the remaining quarters of 2000.

     Total research and development expenses increased 48% to $1.3 million for the three months ended June 30, 2000 compared to $879,000 for the same period of 1999. The increased expenses are due primarily to higher expenditures for Cymetra product development and technology transfer to commercial production and increased spending on orthopedic program research, which is funded through a research grant.

     General and Administrative expenses increased 63% to $1.6 million for the three months ended June 30, 2000 compared to $1.0 million for the same period of 1999. The increase was principally due to a combination of increased professional fees and higher salary costs during the quarter relating to the hiring of management personnel during the second half of 1999.

     Selling and marketing expenses increased 90% to $3.0 million for the three months ended June 30, 2000 compared to $1.6 million for the same period last year. The increase was primarily attributable to the hiring of domestic sales and marketing personnel during the second half of 1999, the expansion of domestic marketing activities and the agency fees associated with the sales and marketing agreements with Boston Scientific and Obagi Medical.

     Interest and other income (expense), net decreased $271,000 for the three months ended June 30, 2000 compared to same period of 1999. The decrease was due to a combination of a decline in cash available for investment and interest costs associated with an increase in revolving and long-term debt financing.

     The net loss for the three months ended June 30, 2000 of $2.1 million was approximately equal to the net loss for the same period of 1999. The second quarter loss in the prior year included a $1.2 million non-recurring charge associated with the Company's relocation to New Jersey, which was completed in June of this year


SIX  MONTHS  ENDED  JUNE  30,  2000  AND  1999

     Total revenues for the six months ended June 30, 2000 increased 82% to $10.7 million compared to $5.9 million for the same period of 1999. The increase was primarily attributable to a 86% increase in product sales to approximately $9.8 million in the current period as compared to $5.3 million in the prior year. The increase in product sales is largely due to the launch of two new products, Repliform and Cymetra . As previously discussed above, we initiated the full commercial launch of Repliform in January of this year and the full commercial launch of Cymetra in June. Repliform and Cymetra product sales contributed approximately $2.5 million and $1.2 million, respectively, in the first six months of 2000. Total revenue was further impacted by a 48% increase in funded research grant revenues of $853,000 from $577,000 in the same period in 1999. This increase is primarily due to an increased level of funding available to the Company for research activities as compared to the same period of 1999.

     Cost of goods sold for the six months ended June 30, 2000 was $3.1 million resulting in a product gross margin of 68%, compared to cost of goods sold of $1.6 million and product gross margin of 70% for the same period of 1999. The decrease in gross margin was principally attributable to increased costs incurred in the second quarter of this year associated with the scale-up of Cymetra production in our New Jersey facility.

     Total research and development expenses increased 30% to $2.5 million for the six months ended June 30, 2000 compared to $1.9 million for the same period of 1999. The increased expenses are due primarily to higher expenditures for Cymetra product development and technology transfer to commercial production and increased spending on orthopedic program research, which is funded through a research grant.

     General and Administrative expenses increased 23% to $2.8 million for the six months ended June 30, 2000 compared to $2.3 million for the same period of 1999. The increase was principally due to a combination of increased professional fees and higher salary costs relating to the hiring of management personnel during the second half of 1999.

     Selling and marketing expenses increased 64% to $5.3 million for the six months ended June 30, 2000 compared to $3.2 million for the same period last year. The increase was primarily attributable to the hiring of domestic sales and marketing personnel during the second half of 1999, the expansion of domestic marketing activities, including the commercial launch of two new products, and the agency fees associated with the sales and marketing agreements with Boston Scientific and Obagi Medical.

     Interest and other income (expense), net decreased $471,000 for the six months ended June 30, 2000 compared to same period of 1999. The decrease was due to a combination of a decline in cash available for investment and interest costs associated with an increase in revolving and long-term debt financing.

     The net loss for the six months ended June 30, 2000 decreased 21% to $3.3 million compared to $4.2 million for the same period in 1999. The net loss in the prior year included a $1.2 million non-recurring charge associated with the Company's relocation to New Jersey, which was completed in June of this year



LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2000, the Company had cash and cash equivalents and short-term investments of approximately $1.5 million compared to $5.1 million at December 31, 1999. The decrease resulted principally from cash required to fund the operating loss for the six months ended June 30, 2000, an increase in accounts receivable and inventories and capital expenditures partly offset by cash provided by debt financing and stock option and warrant exercises. Working capital decreased to $1.2 million at June 30, 2000 from $2.5 million at December 31, 1999. The decrease resulted principally from the decrease in cash and increases in accounts receivable, inventories, accounts payable and accrued expenses and current maturities of long-term debt.

     The Company's operating activities used cash of $4.9 million for the six-month period ended June 30, 2000 to fund its operating loss and increases in inventories and accounts receivable for the period. The increase in inventories and accounts receivable are primarily associated with the launch of Cymetra during June 2000. Additionally, accounts receivable includes a one-time payment of $600,000 due from one of the Company's co-marketing partners.

     For the six months ended June 30, 2000, the Company's investing activities used cash of approximately $3.7 million for the purchase of capital equipment and leasehold improvements relating to the completion of the New Jersey facility.

     The Company's financing activities provided $5.1 million for the six month period ended June 30, 2000, primarily from the long-term debt proceeds of $3.7 million and $1.8 million in proceeds from the exercise of stock options and warrants, partially offset by dividends paid. At June 30, 2000 the Company had an aggregate of approximately $6.6 million outstanding under its borrowing arrangements, which includes $3.0 outstanding under a revolving loan facility. The term loans require aggregate principal payments over the next 12 months of approximately $467,000. The Company currently has no additional borrowing availability through its existing credit facilities.

     LifeCell expects to incur substantial expenses in connection with its efforts to expand sales and marketing of its current products, develop expanded uses for such products, continue the Company's product development programs (including costs of clinical studies), prepare and make any required regulatory filings, introduce products and support ongoing administrative and research and development activities. The Company currently intends to fund these activities from its existing cash resources, sales of products and research and development funding received from others. While the Company believes that existing cash reserves together with anticipated cash flows from product sales and research funded by others will be sufficient to meet its present operating requirements, there can be no assurance that such sources of funds will be sufficient to fund its future expenses associated with product development programs. From time to time the Company may seek additional funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any such additional financing on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its product development programs. The Company's need for additional financing will be principally dependent on the degree of market acceptance achieved by the Company's products as well as the extent to which the Company may decide to expand its product development efforts.

     It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the cost of contesting such legal actions. For a discussion of these matters see Note 6 of "Notes to Financial Statements" and
Part  II.,  Item  1"Legal  Proceedings".

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.
          ----------------------------------------------------------------

None.




                           PART II.  OTHER INFORMATION



Item  1.  Legal  Proceedings
          ------------------

     On May 4, 2000, a Complaint was filed in the Superior Court of California, San Bernardino County, Central District, captioned Ann Regner et. al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The Complaint is styled as a class action on behalf of all close family members of those deceased persons whose tissues were collected, processed, stored or distributed in California. The defendants, 19 of whom are named, are the class of all licensed tissue banks in California as well as other companies, including LifeCell, which store, process, or distribute human tissue as part of their business. The Complaint alleges that tissue banks routinely fail to obtain proper informed consent from family members when soliciting the donation of human tissue for transplant. The Complaint also alleges that the defendants, including LifeCell, make profits from the storing, processing and distribution of human tissue in contravention of California law. Plaintiffs' application for a preliminary injunction seeking to enjoin the defendants, including LifeCell, from doing business in California was recently denied. LifeCell does not believe the claims are meritorious, is vigorously defending such action, and has filed a motion to dismiss the Complaint. LifeCell's insurance carrier has agreed to defend all claims against the Company other than punitive damages.


     On June 7, 2000, a Complaint was filed in the United States District Court, District of New Jersey, entitled Inamed Corporation, McGhan Medical Corporation and Collagen Aesthetics, Inc. vs. LifeCell Corporation and Obagi Medical Products Inc. The Complaint alleges that LifeCell and Obagi, its marketing agent, have disseminated false advertisements with respect to the marketing of LifeCell's Cymetra product that misleadingly compares it to and unlawfully disparages the bovine collagen products of Inamed and its subsidiaries. The plaintiffs are seeking injunctive relief to prohibit what they allege to be such unlawful advertising, as well as unspecified damages. A hearing on plaintiffs' motion for a preliminary injunction was recently held and the motion is under consideration. Plaintiffs' motion for a preliminary injunction was recently granted by the court prohibiting use of the current advertisements. The Court's order has not yet been entered, but the Company intends to seek reconsideration, or appeal any such order.




Item  4.  Submission  of  Matters  to  A  Vote  of  Security  Holders.
          ------------------------------------------------------------

     An Annual Meeting of Stockholders was held on June 2, 2000. The directors elected at the annual meeting were: Paul G. Thomas, Stephen A. Livesey, M.D., Ph.D., Michael E. Cahr, Peter D. Costantino, M.D.,FACS, James G. Foster, David
A. Thompson and K. Flynn McDonald. All directors of the Company hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

     The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

     (i) With respect to the election of Directors by the holders of Common Stock and Series B Preferred Stock, voting together as a class, the persons named below received the following number of votes:


     Name                                Votes For      Votes Withheld
     ----                                ----------     --------------
     Paul G. Thomas                      14,293,599     163,434
     Stephen A. Livesey, M.D., Ph.D.     14,293,403     163,630
     Michael  E.  Cahr                   14,293,644     163,389
     Peter D, Costantino, M.D., FACS     14,228,876     228,157
     James  G.  Foster                   14,293,644     163,589
     David  A. Thompson                  14,293,644     163,389

     The additional individual listed below was elected directors by the holders of Series B Preferred Stock, voting as a separate class. Set forth opposite the director's name is the tabulation of votes cast.


     Name                     Votes For     Votes  Withheld
     ----                     ---------     ---------------
     K. Flynn McDonald        96,125               -


     (ii) With respect to a proposal to approve the adoption of the LifeCell Corporation Year 2000 Stock Option Plan, the votes cast by the holders of Common Stock and Series B Preferred Stock voting together as a class were; 7,111,952 voted in favor, 938,511 voted against, and 57,554 votes abstained from voting on the proposal.




Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          a.   EXHIBITS

               10.1   LifeCell  Corporation  Year  2000  Stock  Option  Plan

               10.2 Loan Agreement dated May 31, 2000 between LifeCell Corporation and Public Service Millennium Economic Development Fund L.L.C.

               10.3 Loan Agreement dated June 9, 2000 between LifeCell Corporation and The New Jersey Economic Development Authority

               27.1   Financial  Data  Schedule

          b.   REPORTS  ON  FORM  8-K

               On July 7, 2000, the Company filed with the Commission a current report on Form 8-K to report that a class action Complaint was filed in Superior Court of California, San Bernardino County, captioned Ann Regner et. al. on
                                                         -----------------------
behalf  of  themselves  and  others similarly situated, vs.  Inland Eye & Tissue
--------------------------------------------------------------------------------
Bank  of  Redlands,  et.  al.  in  which  the  Company  is  a  named  defendant.
-----------------------------

               Additionally, the Company reported that a complaint was filed in the United States District Court, District of New Jersey entitled Inamed
                                                                          ------
Corporation,  McGahn  Medical  Corporation  and  Collagen  Aesthetics, Inc.  vs.
--------------------------------------------------------------------------------
LifeCell  Corporation  and  Obagi  Medical  Products,  Inc.
-----------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LIFECELL  CORPORATION




Date:  July 28, 2000                     By:  /s/  Paul  G.  Thomas
                                            -----------------------
                                         Paul  G.  Thomas
                                         President  and  Chief
                                         Executive  Officer



Date:  July 28, 2000                     By:  /s/  Steven  T.  Sobieski
                                            ---------------------------
                                         Steven  T.  Sobieski
                                         Vice  President,  Finance,  Chief
                                         Financial  Officer  and  Secretary
                                         (Principal  Financial  Officer)



Date:  July 28, 2000                     By:  /s/  David  B.  Platt
                                            -----------------------
                                         David  B.  Platt
                                         Controller
                                         (Principal  Accounting  Officer)

EXHIBIT  INDEX

10.1   Lifecell  Corporation  Year  2000  Stock  Option  Plan
10.2   Loan  Agreement  dated  May  31,  2999  between  Lifecell  Corporation
       Public  Service  Millennium  Economic  Development  Fund  L.L.C.
10.3 Loan Agreement dated May 31, 2999 between Lifecell Corporation And the New Jersey Economic Development Authority
27.1   Financial  Data  Schedule.