Form 10-Q/A
period 2000-06-30
LIFECELL CORP
filed 2000-10-27
CIK 849448

FORM 10-Q/A
                                 AMENDMENT NO. 1


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


11.  RELOCATION  COSTS

     In June 1999, the Company commenced relocation of its operations from The Woodlands, Texas to Branchburg, New Jersey and at June 30, 1999, had approximately 18 employees operating from temporary offices in New Jersey. The original target completion date for the relocation was December 31, 1999. All administrative functions including accounting, customer service, information services, regulatory, marketing and research and development functions were moved to New Jersey prior to December 31, 1999. The Company commenced processing operations in New Jersey during the first quarter of 2000. A small manufacturing and quality assurance / control group remained in Texas through June 2000.

     Relocation costs charged to operations for the year ended December 31, 1999, included the cost of non-relocating employee benefits, asset abandonment and lease termination costs related to the Company's Texas facility, as well as the cost of relocating key employees to New Jersey. In order to induce non-relocating employees to continue their employment during the relocation process, employees were offered a retention bonus, which was only payable, if they stayed with the Company until various targeted dates during 1999. If the employee resigned prior to such date, they forfeited their retention bonus. Such bonus payments were expensed at the time that they were paid. During the fourth quarter of 1999, because all remaining employees had continued employment through their targeted termination date, the continuing employment condition was waived and the Company recorded a bonus accrual of approximately $174,000 due to these employees as of December 31, 1999. In 1999, non-relocating employee benefit costs totaled approximately $516,000. Such amounts were paid out in 2000. Additional retention bonuses of approximately $60,000 paid in 2000 were expensed when incurred. In June 1999, the Company recorded a charge of approximately $335,000 representing the net book value of assets that were abandoned in the second quarter of 1999 when the Company vacated its administrative offices located in Texas. The Company occupied rented office and manufacturing space in Texas pursuant to a lease that extended through January 2001.

     During the fourth quarter of 1999, the Company recorded a charge of approximately $617,000 representing rent and other facility related expenses related to the termination of the Texas lease. No charge was recorded prior to the fourth quarter of 1999, because the Company had not committed to a specific course of action for exiting the lease of the Texas facility and accordingly, such costs were not quantifiable. The costs of relocating key employees to New Jersey were approximately $1.4 million in 1999 and consisted of home sale and purchase assistance, moving expense, travel and temporary housing. The Company also incurred approximately $78,000 of non-employee related moving costs.

     At December 31, 1999, accrued relocation costs were approximately $1.1 million consisting of approximately $617,000 for lease termination costs, approximately $288,000 for home sale assistance and moving costs and approximately $174,000 for retention payments payable to non-relocating employees. At June 30, 2000, approximately $515,000 of accrued relocation costs remained related to the rent and other facility costs to be incurred through January 2001.

     During the six months ended June 30, 2000, the Company incurred an additional approximately $60,000 of retention bonus and approximately $80,000 of relocation costs, which were included in cost of goods sold and general and administrative expenses, respectively. During the six months ended June 30, 1999, the Company incurred approximately $1.2 million of relocation costs consisting principally of non-relocating employee benefits, asset abandonment costs related to the Company's Texas facility, and the cost of relocating key employees to New Jersey.

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


     Relocation costs for the three months ended June 30, 2000, were approximately $71,000 comprising an additional $30,000 of retention bonus and $41,000 of relocation costs, which were included in cost of goods sold and general and administrative expenses, respectively. These costs related to the completion of the relocation of the Company's operations from The Woodlands, Texas to Branchburg, New Jersey. During the three months ended June 30, 1999, the Company incurred approximately $1.2 million of relocation costs consisting principally of approximately $108,000 for non-relocating employee benefits, approximately $335,000 for asset abandonment costs related to the Company's Texas facility, and approximately $789,000 for relocating key employees to New Jersey.


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


     Relocation costs for the six months ended June 30, 2000, were approximately $140,000, comprising an additional approximately $60,000 of retention bonus and approximately $80,000 of relocation costs, which were included in cost of goods sold and general and administrative expenses, respectively. These costs were related to the completion of the relocation of the Company's operations from The Woodlands, Texas to Branchburg, New Jersey. During the six months ended June 30, 1999, the Company incurred approximately $1.2 million of relocation costs consisting principally of approximately $108,000 for non-relocating employee benefits, approximately $335,000 for asset abandonment costs related to the Company's Texas facility, and approximately $789,000 for relocating key employees to New Jersey.

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




Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------


          a.   EXHIBITS

               10.1*  LifeCell  Corporation  Year  2000  Stock  Option  Plan

               10.2* Loan Agreement dated May 31, 2000 between LifeCell Corporation and Public Service Millennium Economic Development Fund L.L.C.

               10.3* Loan Agreement dated June 9, 2000 between LifeCell Corporation and The New Jersey Economic Development Authority

               27.1*  Financial  Data  Schedule

          *  Previously filed


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


                                         LIFECELL  CORPORATION




Date:  October 27, 2000                  By:  /s/  Paul  G.  Thomas
                                            -----------------------
                                         Paul  G.  Thomas
                                         President  and  Chief
                                         Executive  Officer



Date:  October 27, 2000                  By:  /s/  Steven  T.  Sobieski
                                            ---------------------------
                                         Steven  T.  Sobieski
                                         Vice  President,  Finance,  Chief
                                         Financial  Officer  and  Secretary
                                         (Principal Financial and Accounting
                                         Officer)

EXHIBIT  INDEX


10.1*  Lifecell  Corporation  Year  2000  Stock  Option  Plan
10.2*  Loan  Agreement  dated  May  31,  1999  between  Lifecell  Corporation
       Public  Service  Millennium  Economic  Development  Fund  L.L.C.
10.3* Loan Agreement dated May 31, 1999 between Lifecell Corporation And the New Jersey Economic Development Authority
27.1*  Financial  Data  Schedule.

*  Previously filed