Form 10-Q
period 2000-09-30
LIFECELL CORP
filed 2000-11-14
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(Mark  One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  2000

                                       or

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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

As of October 31, 2000, there were outstanding 16,704,368 shares of common stock, par value $.001, and 94,526 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 3,049,409 shares of common stock), of the registrant.

                        Part I.     FINANCIAL INFORMATION

Item  1.  Financial  Statements
          ---------------------

                              LIFECELL CORPORATION
                                 BALANCE SHEETS
                                   (unaudited)

                                                                        September 30,  December  31,
                                                                             2000          1999
                                                                        -------------  -------------
                                     ASSETS
Current  Assets:

       Cash and cash equivalents                                         $   802,000    $ 4,737,000
       Short-term investments                                                315,000        315,000
       Accounts and other receivables, net                                 4,843,000      2,557,000
       Inventories                                                         4,462,000      3,202,000
       Prepayments and other                                                 314,000        160,000
                                                                        -------------  -------------
          Total current assets                                            10,736,000     10,971,000

  Fixed assets,  net                                                      10,208,000      6,548,000
  Other assets,  net                                                         685,000        564,000
                                                                        -------------  -------------

          Total assets                                                   $21,629,000    $18,083,000
                                                                        =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
       Accounts payable                                                 $  4,914,000   $    741,000
       Accrued liabilities                                                 3,434,000      4,896,000
       Notes payable                                                       2,844,000      2,792,000
       Current maturities of long-term debt                                1,005,000              -
                                                                        -------------  -------------
          Total current liabilities                                       12,197,000      8,429,000

Deferred revenue                                                             836,000        405,000
Long term debt, net of current maturities                                  2,648,000              -
Other long term liabilities                                                   62,000              -
                                                                        -------------  -------------
          Total liabilities                                               15,743,000      8,834,000
                                                                        -------------  -------------

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Series B preferred stock, $.001 par value, 182,205 shares authorized,
        94,526 and 118,016 issued and outstanding, respectively
Undesignated preferred stock, $.001 par value, 1,817,795 shares
        Authorized, none issued and outstanding
Common stock, $.001 par value, 48,000,000 shares authorized,
        14,204,368 and 12,899,643 shares issued and outstanding, respectively 14,000         13,000
Warrants outstanding to purchase 3,118,736 and 3,466,399 shares of
        common stock, respectively                                           862,000        888,000
Additional paid-in capital                                                64,791,000     62,726,000
Accumulated deficit                                                      (59,781,000)   (54,378,000)
                                                                        -------------  -------------
        Total stockholders' equity                                         5,886,000      9,249,000
                                                                        -------------  -------------
        Total liabilities and stockholders' equity                      $ 21,629,000   $ 18,083,000
                                                                        -------------  -------------


   The accompanying notes are an integral part of these financial statements.

                                          LIFECELL  CORPORATION
                                       STATEMENTS  OF  OPERATIONS
                                               (unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                 --------------------------  --------------------------
                                                     2000          1999          2000          1999
                                                 ------------  ------------  ------------  ------------
Net Revenues:
    Product revenues                             $ 5,919,000   $ 3,220,000   $15,744,000   $ 8,494,000
    Research grant revenues                          316,000       126,000     1,169,000       702,000
                                                 ------------  ------------  ------------  ------------
       Total net revenues                          6,235,000     3,346,000    16,913,000     9,196,000
                                                 ------------  ------------  ------------  ------------

Costs and Expenses:
    Cost of goods sold                             1,693,000       886,000     4,793,000     2,457,000
    Research and development                         901,000       857,000     3,419,000     2,798,000
    General and administrative                     1,673,000     1,059,000     4,516,000     3,364,000
    Selling and marketing                          3,411,000     1,614,000     8,702,000     4,841,000
    Relocation costs                                       -       528,000             -     1,760,000
                                                 ------------  ------------  ------------  ------------
       Total costs and expenses                    7,678,000     4,944,000    21,430,000    15,220,000
                                                 ------------  ------------  ------------  ------------

Loss From Operations                              (1,443,000)   (1,598,000)   (4,517,000)   (6,024,000)

    Interest and other income (expense), net        (206,000)       77,000      (437,000)      318,000
                                                 ------------  ------------  ------------  ------------

Net Loss                                          (1,649,000)   (1,521,000)   (4,954,000)   (5,706,000)

Preferred Stock Dividends                           (142,000)     (178,000)     (449,000)     (531,000)
                                                 ------------  ------------  ------------  ------------

Net Loss Applicable to Common Stockholders       $(1,791,000)  $(1,699,000)  $(5,403,000)  $(6,237,000)
                                                 ============  ============  ============  ============

Loss Per Common Share - Basic and Diluted        $     (0.13)  $     (0.14)  $     (0.39)  $     (0.53)
                                                 ============  ============  ============  ============

Shares Used in Computing Loss Per
    Common Share - Basic and Diluted              14,192,000    11,886,000    13,825,000    11,797,000
                                                 ============  ============  ============  ============


    The accompanying notes are an integral part of these financial statements

                                          LIFECELL  CORPORATION
                                       STATEMENTS  OF  OPERATIONS
                                               (unaudited)



                                                           Nine months ended
                                                             September 30,
                                                       --------------------------
                                                           2000          1999
                                                       ------------  ------------
Cash  Flows  from  Operating  Activities:
   Net loss                                            $(4,954,000)  $(5,706,000)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                       765,000       295,000
       Loss on asset disposals                                   -       335,000
       Provision for bad debt                               25,000             -
       Accretion of debt discount                           52,000             -
       Change in assets and liabilities:
          Increase in accounts and other receivables    (2,311,000)     (849,000)
          Increase in inventories                       (1,260,000)   (1,072,000)
          Increase in prepayments and other               (205,000)     (119,000)
          Increase in accounts payable
          and accrued liabilities                        2,751,000       293,000
          Increase in deferred revenues                    431,000       430,000
          Increase in other liabilities                     62,000             -
                                                       ------------  ------------

       Net cash used in operating activities            (4,644,000)   (6,393,000)
                                                       ------------  ------------

Cash Flows from Investing Activities:
   Capital expenditures                                 (4,420,000)   (1,735,000)
   Addition to patents                                     (75,000)      (76,000)
   Sales of short-term investments                               -     4,001,000
   (Purchases) sales of long-term investments                    -      (309,000)
                                                       ------------  ------------

       Net cash provided by (used in)
         investing activities                           (4,495,000)    1,881,000
                                                       ------------  ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of stock and warrants          1,896,000       942,000
   Proceeds from issuance of notes payable               3,653,000             -
   Cash dividends paid                                    (345,000)     (353,000)
                                                       ------------  ------------

       Net cash provided by financing activities         5,204,000       589,000
                                                       ------------  ------------

Net Decrease in Cash and Cash Equivalents               (3,935,000)   (3,923,000)
Cash and Cash Equivalents at Beginning of Period         4,737,000     8,025,000
                                                       ------------  ------------

Cash and Cash Equivalents at End of Period             $   802,000   $ 4,102,000
                                                       ============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest             $   461,000   $         -


   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.     Basis  of  Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.     Inventories

Inventories  consist  of  the  following:


                                                    September 30,   December 31,
                                                         2000           1999
                                                   --------------  -------------
Raw materials . . . . . . . . . . . . . . . . . .  $    1,329,000  $   1,081,000
Work-in-process . . . . . . . . . . . . . . . . .       1,835,000      1,215,000
Finished goods. . . . . . . . . . . . . . . . . .       1,298,000        906,000
                                                   --------------  -------------
Total inventories . . . . . . . . . . . . . . . .  $    4,462,000  $   3,202,000
                                                   ==============  =============


3.     Deferred  Revenue

In February 2000, the Company entered into a co-promotion agreement with Obagi Medical Products, Inc. relating to the marketing and distribution of the Company's Cymetra(TM) product. Pursuant to the terms of the agreement, Obagi Medical Products Inc. agreed to make a $600,000 payment in exchange for product marketing rights. The payment, which was received in September 2000, has been recorded as deferred revenue and is being recognized over the five-year term of the agreement.

4.     Notes  Payable

In December 1999, the Company entered into a loan and security agreement with a financial institution that provides for a revolving loan of $3 million and a term loan of $2.5 million. In December 1999, the Company borrowed $3 million on the revolving loan and in February 2000, the Company borrowed $2.5 million under the term loan. The revolving loan requires monthly interest payments based on an annual interest rate of prime rate plus 3% which approximated 12.5% during the third quarter of 2000. The term loan bears interest at an annual rate of 14.2%. Interest only is payable monthly through and including September 1, 2000. Thereafter, the term loan is repayable in equal monthly installments of principal and interest of $99,700, commencing October 1, 2000, and continuing through and including March 1, 2003. This credit facility is secured by the Company's accounts receivable, inventory, intellectual property, intangibles and fixed assets and is guaranteed by the New Jersey Economic Development Authority.

In June 2000, the Company entered into a term loan agreement with the New Jersey Economic Development Authority to borrow $500,000. The loan bears an interest rate of 6.5%. Interest only is payable monthly commencing on July 1, 2000 and continuing through and including December 1, 2000. Thereafter, the loan is repayable in equal monthly installments of principal and interest of $18,100, commencing January 1, 2001 and continuing through and including September 1, 2003. The loan is secured by the Company's accounts receivable, inventory and fixed assets.

In June 2000, the Company entered into a term loan agreement with a financial institution to borrow $653,000. The loan bears an interest rate of 9% and is repayable in ten equal annual installments of principal and interest of $105,800, commencing August 1, 2001 and continuing through and including August 1, 2010. This loan is secured by payments that the Company is entitled to receive through a New Jersey Business Employment Incentive Grant. Such payments have been assigned to the lender and will be used to satisfy the Company's obligations under the loan agreement as they are received.


5.     Dividends  on  Series  B  Preferred  Stock

The Series B Preferred Stock bears cumulative dividends, payable quarterly, through November 2001 at the annual rate of $6.00 per share. Dividends may be paid in cash, in additional shares of Series B preferred stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option.

During the first quarter of 2000, the Company accrued dividends on the Series B Preferred Stock of $162,000 which were paid in cash on May 15, 2000. During the second quarter of 2000, the Company accrued dividends on the Series B Preferred Stock of $145,000. Such dividends were paid through the issuance of 1,437 shares of Series B Preferred Stock and $2,000 in cash in lieu of fractional shares. During the third quarter of 2000, the Company accrued dividends on Series B Preferred Stock of $142,000. Such dividends are payable on November 15, 2000.


6.     Commitments  and  Contingencies

Litigation
----------

On May 4, 2000, a complaint was filed in the Superior Court of California, San Bernardino County, Central District, captioned Ann Regner et. al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint was brought as a class action on behalf of all close family members of those deceased persons whose tissues were collected, processed, stored or distributed in California. The complaint alleged that tissue banks routinely fail to obtain proper informed consent from family members when soliciting the donation of human tissue for transplant. The complaint also alleged that the defendants, including the Company, make profits from the storing, processing and distribution of human tissue in contravention of California law. Plaintiffs' application for a preliminary injunction seeking to enjoin the defendants, including the Company, from doing business in California was denied in June 2000. In that month, a new complaint, with substantially similar allegations about profiting from the storing, processing and distribution of human tissue, but without the class action allegations was filed in Los Angeles County. The plaintiff seeks injunctive relief, disgorgement of illegal profits, restitution, statutory penalties, fines and attorney's fees. LifeCell has not yet been served with the new complaint. The Company believes that the claims against it in the new complaint are without merit and intends to vigorously defend against such action.


On June 7, 2000, a complaint was filed in the United States District Court, District of New Jersey, entitled Inamed Corporation, McGhan Medical Corporation and Collagen Aesthetics, Inc. vs. LifeCell Corporation and Obagi Medical Products, Inc. The complaint alleged that the Company and Obagi, its marketing agent, disseminated false advertisements with respect to the marketing of the Company's Cymetra product that misleadingly compared it to and unlawfully disparaged the bovine collagen products of Inamed Corporation and its subsidiaries. On September 25, 2000, the Company entered into a settlement agreement with Inamed Corporation. Under the settlement agreement, the Company and Obagi agreed to discontinue certain comparative marketing and promotion statements on the use of Cymetra for the reconstruction of soft tissue deficits. The Company and Obagi also agreed to jointly make settlement payments to Inamed Corporation totaling $300,000 over an eighteen-month period. The Company recorded a charge of $150,000 in the third quarter of 2000, representing its share of the settlement. The settlement allows the Company and Obagi to revise the marketing and promotional statements for Cymetra commencing in January 2001, as additional scientific data on the use of Cymetra is accumulated.

Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending actions. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such actions. We are unable to estimate the ultimate potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability, except for the settlement with Inamed Corporation and accrued legal costs, has been made in the financial statements.

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


9.     Relocation  Costs

In June 1999, the Company commenced relocation of its operations from Texas to New Jersey and at June 30, 1999, had approximately 18 employees operating from temporary offices in New Jersey. The original target completion date for the relocation was December 31, 1999. All administrative functions including accounting, customer service, information services, regulatory, marketing and research and development functions were moved to New Jersey prior to December 31, 1999. The Company commenced processing operations in New Jersey during the first quarter of 2000. A small manufacturing and quality assurance / control group remained in Texas through June 2000.

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

At December 31, 1999, accrued relocation costs were approximately $1.1 million consisting of approximately $617,000 for lease termination costs, approximately $288,000 for home sale assistance and moving costs and approximately $174,000 for retention payments payable to non-relocating employees. At September 30, 2000, approximately $170,000 of accrued relocation costs remained related to the rent and other facility costs to be incurred through January 2001.

During the nine months ended September 30, 1999, the Company incurred approximately $1.8 million of relocation costs consisting principally of $345,000 of non-relocating employee benefits, $335,000 of asset abandonment costs related to the Company's Texas facility, and $1.1 million of relocating key employees to New Jersey. During the nine months ended September 30, 2000, the Company incurred approximately $60,000 of additional retention bonus and $80,000 of additional relocation costs, which were included in cost of goods sold and general and administrative expenses, respectively.


10.     Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.


11.     New  Accounting  Pronouncements

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


12.     Subsequent  Event

     On October 31, 2000, the Company completed a private placement of 2,500,000 shares of its common stock with selected accredited investors at a price of $4.00 per share. The net proceeds of the private placement were approximately $9.1 million after deducting placement agent fees and offering costs. In connection with the private placement, the Company issued warrants to the placement agents to acquire 250,000 shares of the its common stock. The warrants are exercisable at an exercise price of $5.00 per share and expire on the fifth anniversary of the date of grant.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of  Operations.
         ---------------

The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and Notes included in Part I. "Financial Information". Certain statements contained in this report other than historical facts are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan,"
"expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. While these statements reflect our beliefs as of the date of this report, and are based on assumptions that we believe are reasonable, they are subject to uncertainties and risks that could cause actual results to differ materially from anticipated results. These factors include, but are not limited to: we have a history of operating losses and we may continue to incur losses; we may need additional capital to market our current products and to develop and commercialize new products and it is uncertain whether such capital will be available; if the FDA imposes medical device or other regulations that affect our products, the costs of developing, manufacturing and marketing our products will be increased; we are highly dependent upon our independent agents to generate our revenues; and other risks detailed in our Annual Report of Form 10-K for the year ended December 31, 1999 and other recent registration statements and reports filed with the Securities and Exchange Commission.

General  and  Background

We develop and market biologic solutions for the repair, replacement and preservation of human tissue. Our core technology removes all cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three products based on this technology: AlloDerm(R) for the plastic reconstructive, burn and dental markets; Cymetra(TM), a version of AlloDerm for the plastic reconstructive and dermatology markets; and Repliform(TM), a version of Alloderm for the urology and gynecology markets. Our product development programs include small diameter blood vessel grafts produced by us as an alternative to blood vessel grafts taken from the patient, orthopedic applications of our technology, and formulations for the extended storage of human blood cells, including additive solutions for red blood cells and ThromboSolTM for platelets.

Results  of  Operations

Three  Months  Ended  September  30,  2000  and  1999

Total revenues for the three months ended September 30, 2000 increased 86% to $6.2 million compared to $3.3 million for the same period in 1999. The increase was primarily attributable to a 84% increase in product revenues to $5.9 million in the current period as compared to $3.2 million in the prior year. The increase in product revenues was largely due to the launch of Cymetra, our product for non-surgical soft tissue repair, and continued growth for Repliform our product for the urology and gynecology markets. As previously announced, we initiated the full commercial launch of Cymetra through our marketing partner Obagi Medical Products, Inc. in June of this year and Repliform through our marketing partner Boston Scientific Corporation in January of this year. Cymetra and Repliform product sales contributed approximately $1.8 million and $1.5 million, respectively, in the quarter. Total revenue was further impacted by a 151% increase in research grant revenues, which increased to $316,000 in this quarter from $126,000 in the same period in 1999. This increase is primarily due to an increased level of funding available to the Company for research activities as compared to the same period of 1999.

Cost of goods sold for the three months ended September 30, 2000 was $1.7 million, or 28.6% of product revenues, compared to cost of goods sold of $886,000, or 27.5% of product revenues for the same period in 1999. The increase in costs as a percentage of revenues was principally attributable to increased costs associated with the expansion of our tissue processing capacity in our new facility.

Total research and development expenses increased 5% to $901,000 for the three months ended September 30, 2000 compared to $857,000 for the same period of 1999. The increase was due primarily to higher expenditures for continuing Cymetra product development and increased spending on orthopedic program research, which is funded through a research grant.

General and administrative expenses increased 58% to $1.7 million for the three months ended September 30, 2000 compared to $1.1 million for the same period of 1999. The increase in the quarter was principally due to a combination of increased professional fees, higher salary costs relating to the hiring of management personnel during the second half of 1999 and $253,000 of settlement costs and legal fees associated with the settlement of the lawsuit with Inamed Corporation.

During the three months ended September 30, 1999, we incurred approximately $528,000 of relocation costs consisting principally of $235,000 of non-relocating employee benefits and $293,000 for relocating key employees to New Jersey. These costs related to the relocation of our operations from Texas to New Jersey. The relocation was completed in June 2000, with no additional costs recognized during the three months ended September 30, 2000.

Selling and marketing expenses increased 111% to $3.4 million for the three months ended September 30, 2000, compared to $1.6 million for the same period last year. The increase was primarily attributable to increased payroll and promotion expenses related to the expansion of selling and marketing activities and the agency fees associated with the sales and marketing agreements with Boston Scientific Corporation and Obagi Medical Products, Inc.

Interest and other income (expense), net decreased $283,000 for the three months ended September 30, 2000 compared to same period of 1999. The net decrease was due a $63,000 decline in interest income resulting from lower cash balances available for investment and a $220,000 increase in interest expense resulting from an increase in revolving and long-term debt.

The net loss for the three months ended September 30, 2000 increased 8% to $1.6 million compared to $1.5 million for the same period of 1999. As discussed above, the third quarter loss in the prior year included a $528,000 charge associated with our relocation to New Jersey.

Nine  Months  Ended  September  30,  2000  and  1999

Total revenues for the nine months ended September 30, 2000 increased 84% to $16.9 million compared to $9.2 million for the same period of 1999. The increase was primarily attributable to an 85% increase in product revenues to approximately $15.7 million in the current period as compared to $8.5 million in the prior year. The increase in product revenues was largely due to the launch of two new products, Cymetra and Repliform. As previously discussed, we initiated the full commercial launch of Cymetra in June and Repliform in January of this year. Cymetra and Repliform product sales contributed approximately $3.0 million and $4.0 million, respectively, in the first nine months of 2000. Total revenue was further impacted by a 67% increase in funded research grant revenues of $1.2 million from $702,000 in the same period in 1999. This increase was primarily due to an increase in research grant funding available as compared to the same period of 1999.

Cost of goods sold for the nine months ended September 30, 2000 was $4.8 million, or 30.4% of product revenues, compared to cost of goods sold of $2.5 million, or 28.9% for the same period in 1999. The increase in costs as a percentage of product revenue was principally attributable to increased costs associated with the expansion of tissue processing capacity in our new facility and costs incurred in the second quarter of this year related to the scale-up of Cymetra production.

Total research and development expenses increased 22% to $3.4 million for the nine months ended September 30, 2000 compared to $2.8 million for the same period of 1999. The increase was due primarily to higher expenditures for Cymetra product development and technology transfer to commercial production and increased spending on orthopedic program research, which is funded through a research grant.

General and Administrative expenses increased 34% to $4.5 million for the nine months ended September 30, 2000 compared to $3.4 million for the same period of 1999. The increase was principally due to a combination of increased professional fees, higher salary costs relating to the hiring of management personnel during the second half of 1999 and $355,000 of settlement costs and legal fees associated with the settlement of the lawsuit with Inamed Corporation.

Selling and marketing expenses increased 80% to $8.7 million for the nine months ended September 30, 2000 compared to $4.8 million for the same period last year. The increase was primarily attributable to the hiring of additional sales and marketing personnel during the second half of 1999, increased promotion expenses associated with the expansion of marketing activities including the commercial launch of two new products, and the agency fees associated with the sales and marketing agreements with Boston Scientific and Obagi Medical Products, Inc.

     During the nine months ended September 30, 1999, we incurred approximately $1.8 million of relocation costs consisting principally of $343,000 of non-relocating employee benefits, $335,000 of asset abandonment costs related to our Texas facility, and $1.1 million to relocate key employees to New Jersey. Relocation costs for the nine months ended September 30, 2000, were approximately $140,000, consisting of approximately $60,000 of retention bonus and approximately $80,000 of relocation costs, which were included in cost of goods sold and general and administrative expenses, respectively. The relocation was completed in June 2000.

Interest and other income (expense), net decreased $755,000 for the nine months ended September 30, 2000 compared to same period of 1999. The net decrease was due to a $176,000 decline in interest income resulting from a lower cash balance available for investment and a $579,000 increase in interest expense resulting from an increase in revolving and long-term debt.

The net loss for the nine months ended September 30, 2000 decreased 13% to $5.0 million compared to $5.7 million for the same period in 1999. As discussed above, the net loss in the prior year included a $1.8 million non-recurring charge associated with the Company's relocation to New Jersey.


Liquidity  and  Capital  Resources

As of September 30, 2000, we had cash and cash equivalents and short-term investments of approximately $1.1 million compared to $5.1 million at December 31, 1999. The decrease resulted principally from cash required to fund the operating loss for the nine months ended September 30, 2000, increases in accounts receivable and inventories and capital expenditures partly offset by cash provided by debt financing and stock option and warrant exercises. Working capital decreased to negative $1.5 million at September 30, 2000 from a positive $2.5 million at December 31, 1999. The decrease resulted principally from the decrease in cash and increases in accounts receivable, inventories, accounts payable and accrued expenses and current maturities of long-term debt. On October 31, 2000, we completed a private placement of 2.5 million shares of our common stock with selected accredited investors at a price of $4.00 per share. The net proceeds of the private placement were approximately $9.1 million, after deducting placement agent fees and offering costs.

Our operating activities used cash of $4.7 million for the nine-month period ended September 30, 2000 to fund our operating loss for the period and increases in inventories and accounts receivable. The increase in inventories was primarily associated with the launch of Cymetra. The increase in accounts receivable was related to the increase in revenues.

For the nine months ended September 30, 2000, our investing activities used cash of approximately $4.5 million for the purchase of capital equipment and leasehold improvements relating to the completion of the New Jersey facility.

Our financing activities provided $5.2 million for the nine month period ended September 30, 2000, primarily from the long-term debt proceeds of $3.7 million and $1.8 million in proceeds from the exercise of stock options and warrants. Such proceeds were partially offset by cash dividends paid on the Series B Preferred Stock during the period. At September 30, 2000, we had an aggregate of approximately $7.1 million outstanding under our borrowing arrangements, including $3.0 outstanding under a revolving loan facility. The term loans require aggregate principal payments over the next 12 months of approximately $1,005,000. We currently have no additional borrowing availability through our existing credit facilities.

We expect to incur additional operating losses as well as negative cash flow from operations in the short term as we continue to expand marketing efforts with respect to our current products and to continue our product development programs. Our ability to increase revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance of our current products and our ability to commercialize products currently under development. We expect that our current resources, including the funds received in our private placement in October 2000, together with anticipated product revenues and research and development grant funding will satisfy our cash needs for at least the next twelve months. However, there can be no assurance that such sources of funds will be sufficient to meet our needs and as a result, we may need additional capital to operate our business sooner than expected. We have no commitments for any future funding and there can be no assurance that will be able to obtain additional funding from either debt or equity financing, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our product development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the cost of contesting such legal actions. For a discussion of these matters see Note 6 of "Notes to Financial Statements" and Part II., Item
1.  "Legal  Proceedings".

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.
          -----------------------------------------------------------------

The Company is exposed to changes in interest rates primarily from its debt arrangements and, secondarily, from its investments in certain securities. Although the Company's short-term investments are available for sale, the Company generally holds such investments until maturity. The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2000.


                          PART II.  OTHER INFORMATION


Item  1.  Legal  Proceedings
          ------------------

On May 4, 2000, a complaint was filed in the Superior Court of California, San Bernardino County, Central District, captioned Ann Regner et. al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint was brought as a class action on behalf of all close family members of those deceased persons whose tissues were collected, processed, stored or distributed in California. The complaint alleged that tissue banks routinely fail to obtain proper informed consent from family members when soliciting the donation of human tissue for transplant. The complaint also alleged that the defendants, including the Company, make profits from the storing, processing and distribution of human tissue in contravention of California law. Plaintiffs' application for a preliminary injunction seeking to enjoin the defendants, including the Company, from doing business in California was denied in June 2000. In that month, a new complaint, with substantially similar allegations about profiting from the storing, processing and distribution of human tissue, but without the class action allegations was filed in Los Angeles County. The plaintiff seeks injunctive relief, disgorgement of illegal profits, restitution, statutory penalties, fines and attorney's fees. We have not yet been served with the new complaint.

On June 7, 2000, a complaint was filed in the United States District Court, District of New Jersey, entitled Inamed Corporation, McGhan Medical Corporation and Collagen Aesthetics, Inc. vs. LifeCell Corporation and Obagi Medical Products Inc. The complaint alleged that the Company and Obagi, its marketing agent, disseminated false advertisements with respect to the marketing of the Company's Cymetra product that misleadingly compared it to and unlawfully disparaged the bovine collagen products of Inamed Corporation and its subsidiaries. On September 25, 2000, the Company entered into a settlement agreement with Inamed Corporation. Under the settlement agreement, the Company and Obagi agreed to discontinue certain comparative marketing and promotion statements on the use of Cymetra for the reconstruction of soft tissue deficits. The Company and Obagi also agreed to jointly make settlement payments to Inamed Corporation totaling $300,000 over an eighteen-month period. The settlement allows the Company and Obagi to revise the marketing and promotional statements for Cymetra commencing in January 2001, as additional scientific data on the use of Cymetra is accumulated.

Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          a.     Exhibits


                 10.1 Form of Purchase Agreement dated September 1, 2000 between LifeCell Corporation and Certain Investors

                 27.1  Financial  Data  Schedule

          b.     Reports  on  Form  8-K

                 On September 6, 2000, we reported that we had entered into purchase agreements for the private placement of 2.5 million shares of our common stock with selected accredited investors at a price of $4.00 per share.

                 On September 26, 2000, we reported that we had entered into a settlement agreement for a previously announced lawsuit filed by Inamed Corporation against us and our co-promotion partner, Obagi Medical Products Inc.

                 On October 31, 2000, we reported that we had completed the private placement of 2.5 million shares of our common stock with selected accredited investors at a price of $4.00 per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LIFECELL  CORPORATION


Date:  November  13,  2000               By:  /s/  Paul  G.  Thomas
                                              ---------------------
                                              Paul  G.  Thomas
                                              President  and  Chief
                                              Executive  Officer


Date:  November  13,  2000               By:  /s/  Steven  T.  Sobieski
                                              -------------------------
                                              Steven  T.  Sobieski
                                              Vice  President,  Finance,  Chief
                                              Financial  Officer  and  Secretary
                                              (Principal Financial and
                                              Accounting Officer)

EXHIBIT  INDEX

     27.1     Financial  Data  Schedule.