Form 10-K
period 2000-12-31
LIFECELL CORP
filed 2001-03-30
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000     COMMISSION FILE NUMBER:  0-19890

                              LIFECELL CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 76-0172936
       (State or other jurisdiction of                 (I.R.S. employer
       Incorporation or organization)                  identification no.)

                               ONE MILLENNIUM WAY
                          BRANCHBURG, NEW JERSEY  08876
          (Address of principal executive offices, including zip code)

                                 (908) 947-1100
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  [X]  No   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock and Series B Preferred Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of March 15, 2001: $38,289,936.

Number  of shares of registrant's Common Stock outstanding as of March 15, 2001:
16,709,368. (If the Series B Preferred Stock had converted into Common Stock as of such date, there would be 19,849,980 shares of Common Stock outstanding.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on June 1, 2001 have been incorporated by reference into Part III hereof.

                                           TABLE OF CONTENTS

                                              DESCRIPTION

Item                                                                                               Page
----------  -------------------------------------------------------------------------------------  ----
PART I
  Item 1.   Business                                                                                  3
            General                                                                                   3
            Technology                                                                                3
            Strategy                                                                                  4
            Products and Product Development Activities                                               6
            Marketing                                                                                10
            Sources of Materials                                                                     10
            Government Regulation                                                                    11
            Research and Development                                                                 15
            Competition                                                                              16
            Employees                                                                                16
            Risk Factors                                                                             16
            Special Note Regarding Forward-Looking Statements                                        25
  Item 2.   Properties                                                                               25
  Item 3.   Legal Proceedings                                                                        25
  Item 4    Submission of Matters to a Vote of Security Holders                                      26

PART II
  Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters                27
            Dividend Policy                                                                          27
  Item 6.   Selected Financial Data                                                                  28
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations    29
            General and Background                                                                   29
            Results of Operations                                                                    29
            Liquidity and Capital Resources                                                          31
  Item 7A   Quantitative and Qualitative Disclosure About Market Risk                                32
  Item 8.   Financial Statements and Supplementary Data                                              32
  Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure        32

PART III
  Item 10.  Directors and Executive Officers of the Registrant                                       33
  Item 11.  Executive Compensation                                                                   33
  Item 12.  Security Ownership of Certain Beneficial Owners and Management                           33
  Item 13.  Certain Relationships and Related Transactions                                           33

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         34

PART  I

     This Annual Report on Form 10-K contains, in addition to historical information, "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See "Business-Special Note Regarding Forward-Looking Statements."

ITEM  1.      BUSINESS

GENERAL

     LifeCell Corporation develops and markets biologic solutions for the repair, replacement and preservation of human tissue. Our core technology removes all cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three human tissue products based on this technology: AlloDerm(R) for plastic reconstructive, burn and periodontal procedures; Cymetra(TM), a version of AlloDerm(R) in particulate form for non-surgical correction of soft tissue defects; and Repliform(TM), a version of AlloDerm(R) for urology and gynecology procedures. Our development programs include the application of our technology to process small diameter blood vessel grafts as an alternative to blood vessel grafts taken from the patient, investigation of potential orthopedic applications of our technology, investigation of human tissues as carriers for therapeutics, ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

     We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986. Our address is 1 Millennium Way, Branchburg, New Jersey 08876 and our phone number is (908) 947-1100.

TECHNOLOGY

     Our product development programs have been generated from the following proprietary technologies:

     - methods for producing an extracellular tissue matrix by removing antigenic cellular elements while stabilizing the matrix against damage;

     - methods for cell preservation by manipulating cells through signal transduction (i.e., manipulation of cellular metabolism) to protect cells during prolonged storage; and

     - methods for freeze-drying biological cells and tissues without the damaging effects of ice crystals.

     TISSUE  PROCESSING  TECHNOLOGY

     Our tissue processing technology removes antigenic cells from the tissue matrix to eliminate the potential for specific rejection of the transplanted tissue. Our tissue processing technology also:

     - stabilizes the tissue matrix by preserving its natural structure and biochemical properties that promote cell repopulation; and

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

          Multiple Potential Applications. We believe that our tissue processing technologies have the potential to generate additional products with multiple applications. In addition to the current commercial applications of AlloDerm, Repliform and Cymetra, we believe that our acellular tissue matrix may provide additional benefits in neurosurgery and orthopedic surgery. We also are evaluating the applicability of our technologies to other tissues and are conducting animal studies with blood vessels processed with our technology.

          Safety. Our tissue processing technology is designed to produce products that will revascularize and integrate into the body's own tissues. The patient's immune cells also are able to penetrate into the transplanted tissue and thus aid in preventing infections. In contrast, certain synthetic implants do not allow penetration of the patient's immune cells, thereby compromising the body's natural ability to fight infections. Our processed human tissue products have a proven safety record of over eight years and over 150,000 tissue grafts distributed to date.

          Prolonged Shelf Life. Our proprietary tissue processing technology allows extended storage and ease of transportation of products. AlloDerm and Repliform have been tested for storage at normal refrigerated temperatures for up to two years. In contrast, traditionally processed skin allografts require low temperature (-80 C) storage and shipping with dry ice.

          Compatibility with Other Technologies. Human tissues processed with our technology retain important biochemical components, such as proteoglycans including hyaluronic acid. These biochemical components bind growth factors that stimulate tissue regeneration. Therefore, we believe it may be possible to use our technology to develop tissue-based delivery vehicles for these factors and cells.

     CELL  PRESERVATION  TECHNOLOGY

     Blood cells circulating within the body are exposed to multiple factors that maintain their stability and/or prevent activation. When blood cells are removed from the body for storage, these stabilizing influences are absent and result in the destabilization and/or irreversible activation of the cells. These damaging events currently limit the shelf life of transfusable red blood cells to 42 days under refrigeration and blood platelets to five days at room temperature.

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

STRATEGY

     Our vision is to be a leader in the emerging field of regenerative medicine, by developing and marketing biologic solutions for the repair, replacement and preservation of human tissue. Our strategy includes the following principal elements:

     EXPANDING  PENETRATION  OF  ALLODERM  INTO  CURRENT  TARGET  MARKETS

     Our direct marketing effort focuses on the use of AlloDerm in head and neck, and plastic and reconstructive procedures. We see great opportunity for sales growth in this area, in which AlloDerm is used as an alternative to the current standard of care, autografts. We have initiated numerous programs to achieve this goal. These include:

     - conducting additional clinical studies to demonstrate the benefits of AlloDerm compared to autografts;

     - supporting publications in leading scientific journals describing the uses and benefits of AlloDerm;

     - utilizing our expanded sales and marketing staff to call on a broader audience of hospital-based surgeons;

     - sponsoring educational and surgical training workshops on the use of AlloDerm; and

     -    participating  at  trade  shows.

     We currently market AlloDerm for use in plastic reconstructive and burn surgery in domestic markets through our own sales force. For periodontal applications and selected international markets, we market through distributors.

     EXPANDING  PENETRATION  OF  REPLIFORM  IN  UROGYNECOLOGY  MARKET

     Repliform, introduced in 1999, is a version of AlloDerm for applications in the urology and gynecology markets. We market Repliform through Boston Scientific Corporation, a worldwide developer, manufacturer and marketer of medical devices with a well-established marketing presence in the urology field.

     In February 2000, we, in conjunction with Boston Scientific Corporation, initiated the full launch of Repliform following the successful completion of a targeted introduction of the product to thought leaders in the United States. We intend to increase the penetration of Repliform in this market by demonstrating the benefits of Repliform compared to other products when used as a bladder sling for the treatment of urinary incontinence and for the repair of pelvic floor defects.

     EXPANDING PENETRATION OF CYMETRA IN RECONSTRUCTIVE PLASTIC AND DERMATOLOGY MARKETS

     In December 1999, we introduced Cymetra, a version of AlloDerm in a particulate form for non-surgical correction of soft tissue defects, to selected plastic and reconstructive surgeons. In June 2000, we, in conjunction with Obagi Medical Products, Inc., initiated the full commercial launch of Cymetra to office-based plastic surgeons and dermatologists. In August 2000, our sales force launched Cymetra to hospital-based reconstructive plastic surgeons.

     LEVERAGING  TECHNOLOGY  PLATFORMS  TO  DEVELOP  NEW  PRODUCTS

     We continue to research uses of our technology in vascular grafts and orthopedics. Our vascular graft research has shown promise in pre-clinical feasibility studies. We intend to seek a corporate partner for the further development and commercialization of vascular graft products using our technology.

     Pre-clinical studies suggest that our acellular tissue matrix may also remodel into tendons, cartilage and bone. In 2000, we received final approval for a $2.3 million research grant from the Department of Defense, through the U.S. Army Medical Research Acquisition Activity, to investigate the application of our technology to the regeneration of orthopedic tissues. We retain all rights to commercialize products resulting from this collaboration.

     We are also using our proprietary cell preservation technology in the development of solutions that would extend the shelf life of platelets and red blood cells. Both of these development programs are also funded by the Department of Defense. We plan to establish collaborative out-licensing arrangements with appropriate partners to fund the development and commercialization of certain of these products.

PRODUCTS  AND  PRODUCT  DEVELOPMENT  ACTIVITIES

     ACELLULAR  TISSUE  PRODUCTS

     ALLODERM

     AlloDerm is acellular tissue processed with our proprietary tissue processing technology using donated human (cadaveric) skin. We believe that AlloDerm is the only transplant tissue product on the market today that promotes the regeneration of normal human soft tissue. Following transplant, the AlloDerm graft becomes repopulated with the patient's own cells and is revascularized (i.e., blood supply is restored), becoming engrafted into the patient. AlloDerm is a versatile tissue and has multiple surgical applications. AlloDerm is predominately used in plastic reconstructive, burn and periodontal surgery.

     We receive donated human skin from tissue banks in the United States that comply with the United States Food and Drug Administration (the "FDA") human tissue regulations. In addition, we require supplying tissue banks to comply with procedural guidelines outlined by the American Association of Tissue Banks. We conduct microbiological and other rigorous quality assurance testing before our acellular tissue products are released for shipment. AlloDerm is shipped at ambient temperature by overnight delivery services and has a two-year refrigerated shelf life.

     We have established what we believe to be adequate sources of donated skin tissue at acceptable costs to satisfy the foreseeable demand for all of our commercialized tissue products. However, there can be no assurance that the future availability of donated human skin will be sufficient to meet our demand for such materials.

     PLASTIC RECONSTRUCTIVE SURGERY. AlloDerm is marketed to plastic reconstructive surgeons as an "off-the-shelf" alternative to autograft. Within plastic reconstructive surgery, AlloDerm is used primarily in the following types of surgical procedures:

     - as an implant for soft tissue reconstruction or tissue deficit correction;

     -    as  an  interpositional  graft  for  tissue  coverage  or  closure;

     - as a graft or implant for scar revision or the dermal component of a skin graft;

     -    as  a  sling  to  support tissue following nerve or muscle damage; and

     -    as  a  tissue  patch  to  restore  closure.

     Based on industry sources, we estimate there are approximately one million reconstructive surgical procedures performed annually in the United States in which AlloDerm could be used. We estimate that our target market for sheet AlloDerm is approximately 240,000 procedures performed annually. These procedures include various head and neck and reconstructive surgeries, cancer reconstruction, scar revision and oral cavity reconstruction. In these procedures, the greatest competitive pressures to AlloDerm are from autologous tissue and synthetic and biosynthetic materials. The disadvantages of using autologous tissue is the creation of a separate donor site wound and the associated pain, healing, and scarring from this additional wound. The disadvantages of using synthetic materials are the susceptibility of synthetics to infection, the graft moving away from the transplanted area (mobility), and erosion of the graft through the skin (extrusion). Some biosynthetic materials may include bovine collagen, which requires patient sensitivity testing.

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

     The use of AlloDerm in burn grafting has clinically shown performance equivalent to autograft in reducing the occurrence and effects of scar contracture. Scar contracture is a progressive tightening of scar tissue that can cause joint immobility. Severe scar contracture can limit the use and function of all mobile joints, such as the arms, legs, feet, hands and neck. Burn patients commonly need repetitive reconstructive surgeries for scar contracture. We believe that AlloDerm provides significant therapeutic value when used in burn grafting over a patient's mobile joints.

     Based on industry sources, we estimate that approximately 80,000 people are hospitalized each year in the United States due to burns and that more than 20,000 of such patients are admitted with major burns requiring skin grafts. We believe AlloDerm could be used effectively with all of these patients.

     PERIODONTAL SURGERY. We began marketing AlloDerm to periodontists in September 1995. BioHorizons Implant Systems, Inc. is our exclusive distributor in the United States and select international markets of AlloDerm for use in periodontal applications. Periodontal surgeons use AlloDerm to increase the amount of attached gum tissue supporting the teeth. Until the development of AlloDerm, these procedures were predominately performed with autologous connective tissue grafts excised from the roof of the patient's mouth and then transplanted to the gum.

     Multiple independent prospective clinical trials have demonstrated that AlloDerm is equivalent to autologous connective tissue grafts for root coverage. This procedure involves placing AlloDerm underneath gum tissue, which is then lifted up to cover the exposed root. AlloDerm allows for the coverage of multiple exposed roots in a single surgery without being limited by the availability of autologous palatal tissue.

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

     POTENTIAL ORTHOPEDIC APPLICATIONS OF ALLODERM. Pre-clinical studies have indicated that AlloDerm may have the potential to remodel into certain types of connective tissues. Based on these preliminary results, a product development program has been implemented for orthopedic applications of AlloDerm. We intend to conduct pre-clinical studies investigating the potential of our acellular tissue matrix to remodel into orthopedic tissues such as tendon, ligament, cartilage, meniscus and bone.

     If successfully developed, an acellular tissue product for orthopedics could be used in more than 620,000 procedures.

     REPLIFORM

     UROLOGY AND GYNECOLOGY SURGERY. Repliform is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental connective tissue in urology and gynecology surgical procedures. Since 1997, surgeons have used AlloDerm in urology and gynecology procedures as a bladder sling in the treatment of urinary incontinence and for the repair of pelvic floor defects. Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in urology and gynecology.

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

     Currently, materials used for slings and pelvic floor repair surgeries include autologous tissue, synthetic materials and cadaveric fascia. The autologous tissue often is taken from the patient's thigh or abdomen resulting in a painful donor site. The greatest drawback of using synthetic materials is the occurrence of erosion through the urethra or vaginal wall causing pain and infection, necessitating repeat surgery. Cadaveric fascia commonly is used with minimal complications but currently is undergoing supply constraints. We believe that Repliform used as a sling provides a safe and effective alternative that eliminates the need for a donor site, will repopulate as the patient's own tissue and will not erode through the soft pelvic tissues.

     Annually in the United States, there are approximately 190,000 retropubic suspensions, bladder neck suspensions, and sling procedures performed of which approximately 95,000 are bladder slings that could use Repliform as the sling material. Also, there are approximately 240,000 pelvic prolapse procedures performed annually in the United States of which 200,000 could use Repliform for the soft tissue repair. Repliform has already been used in over 14,000 patients for the treatment of incontinence and various pelvic floor repair surgeries

     MICRONIZED  ALLODERM(TM)  PRODUCTS

     CYMETRA

     Cymetra, the brand name for Micronized AlloDerm(TM), is made from AlloDerm sheets that are micronized to create a particulate form of AlloDerm suitable for injection. This form allows a non-surgical alternative in reconstructive plastic and dermatological procedures to replace damaged or inadequate skin tissue, such as correction of soft tissue defects and depressed scars or to replace integumental tissue lost through atrophy. Cymetra has been clinically evaluated in 300 patients.

     In June 2000, we, in conjunction with Obagi Medical Products, Inc., initiated the full commercial launch of Cymetra to office-based plastic surgeons and dermatologists. In August 2000, our sales force launched Cymetra to hospital-based reconstructive plastic surgeons.

     We believe that Cymetra offers a new non-surgical alternative in reconstructive and plastic dermatological procedures. This represents a significant market opportunity for Cymetra as it does not require sensitivity testing and similar to AlloDerm promotes the regeneration of normal human soft tissue.

     We also believe that Micronized AlloDerm may have urological uses such as for the treatment of urethral sphincter deficiency, a common cause of urinary incontinence, and vesicoureteric reflux, which is the most common cause of renal failure in children. One treatment for these conditions has been injecting bovine collagen to bulk the sphincter muscle or to recreate the proper angle of the urethra or the ureter. We currently are testing the persistence of micronized acellular tissue in animals for the treatment of urological disorders.


     FDA  STATUS  OF  ALLODERM,  REPLIFORM  AND  CYMETRA

     The FDA generally permits transplanted human tissue to be commercially distributed without obtaining prior FDA approval. AlloDerm was previously reviewed by the FDA and found to be human tissue for transplantation when intended for the replacement or repair of damaged or inadequate integumental tissue, including gingival dermis. On that basis, we continued commercial distribution of AlloDerm for plastic reconstructive, burn, and periodontal surgery. Repliform is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental connective tissue urological and gynecological surgery. Cymetra is Alloderm that has been micronized into injectable powder form. This form of AlloDerm permits delivery to subcutaneous locations by injection rather than open surgery to repair damaged or inadequate integumental tissue. The micronized particles are biochemically identical to AlloDerm. We believe that Repliform and Cymetra meet the FDA's definition of human tissue for transplantation and have not been manipulated in such a way that would require regulation as a medical device. As a result, we did not seek approval from the FDA to market these products. In November 2000, the FDA wrote to us and requested detailed information about Repliform and Cymetra, including copies of existing labeling and advertising, a description of product composition and processing, and other information supporting LifeCell's belief that each of these products are human tissue for transplantation. In February 2001, we provided a detailed submission responding to the FDA's request. Our understanding is that the FDA is reviewing this information to determine whether they agree that these products are human tissue. No assurance can be given that the FDA will agree that Repliform and Cymetra are each human tissue. If the FDA does not agree, they may impose medical device regulation upon Repliform and/or Cymetra. FDA also could require us to cease marketing and/or recall product already sold until FDA approval is obtained and could seek to impose enforcement sanctions for marketing these products without FDA approval.

     CARDIOVASCULAR  TISSUE  PRODUCTS

     We are conducting pre-clinical studies to evaluate small-diameter vascular graft products for potential use in cardiovascular surgery. If successfully developed, a vascular graft could be used in coronary artery bypass procedures or used to restore peripheral blood circulation in patients with peripheral vascular disease, such as below-knee bypass procedures. According to an independent market research report, replacement vascular conduits are required for the 320,000 coronary artery bypass surgeries and 250,000 peripheral vascular reconstructions that are performed annually in the United States. There are additional requirements for construction of arterio-venous (A-V) fistulas for vascular access in hemodialysis, patches for closure following carotid endarterectomy and microvascular conduits for microsurgical repair techniques.

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

     Our processed grafts are decellularized to circumvent an immune response, and they are freeze-dried to allow shelf storage for immediate use. Handling characteristics and physical properties are equivalent to the native vessel. A pre-clinical study has demonstrated our processed graft has an equivalent patency to the animal's fresh autologous vein. This study also showed the graft was repopulated with the animal's own cells and hence, remodeled into the animal's own tissue.


     BLOOD  CELL  PRESERVATION

     We are developing ThromboSol platelet storage solution to extend the shelf life of transfusable platelets and other methods to extend the shelf life of red blood cells, white blood cells and stem cells.

     THROMBOSOL We are developing ThromboSol; a patented biochemical formulation designed to protect transfusable platelets from damage during storage at low temperatures. The expected use of the product would be by blood banks to increase the safety and extend the shelf-life of transfusable platelets, thereby increasing the supply of available platelets, as well as to store autologous platelets in advance for individuals expecting to undergo surgery or chemotherapy.

     Platelets are blood cells that initiate clotting. Untreated platelets are sensitive to storage at low temperatures and cannot be refrigerated effectively. Presently, platelets are stored at room temperature and, due to the risk of microbial contamination, have a limited shelf life of five days. We have shown in laboratory tests that the addition of ThromboSol solution preserves the in vitro functional aspects of refrigerated platelets for up to nine days and frozen platelets for more than two years. During 1999, we successfully completed biocompatability testing on the ThromboSol solutions. A pilot clinical study under a physician-sponsored Investigational New Drug Application ("IND") was conducted during 1998 and the study found that ThromboSol treated cryopreserved platelets performed better than standard cryopreserved platelets. A second physician-sponsored IND is currently being performed which involves a "standard of care" transfusion of ThromboSol cryopreserved platelets into oncology patients. This study should be completed in 2001. Any product developed will require extensive regulatory approvals prior to marketing in the United States. We intend to license this product to major pharmaceutical and/or other companies for commercial development. Our development efforts to date have primarily been funded through research grant funds from the Department of Defense.

     RED BLOOD CELLS We are conducting research to develop procedures to freeze and freeze-dry red blood cells. Such technology would be used by blood banks for long-term storage of donated units of red blood cells, extending the available blood supply, and for storage of autologous red blood cells for individuals expecting to require blood transfusions as part of planned surgery.

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

     Any product developed will require extensive regulatory approvals, including approval of an IND by the FDA to conduct clinical trials. Our development efforts to date have primarily been funded through research grant funds from the Department of Defense.

MARKETING

     We currently distribute AlloDerm in the United States for plastic reconstructive and burn surgical applications through our network of direct technical sales representatives. In March 1999, we entered into an exclusive agreement with Boston Scientific Corporation for the worldwide sales and marketing of Repliform for use in urology and gynecology. In February 2000, we entered into an exclusive agreement with Obagi Medical Products, Inc. for promotion of Cymetra to office-based dermatologists and plastic surgeons in the United States and certain international markets. In August 2000, we entered into an exclusive agreement with BioHorizons Implant Systems, Inc., granting them distributor rights in the United States and select international markets of AlloDerm for use in periodontal applications.

     Prior to 1999, we used a network of regional and international distributors to augment our sales efforts. We currently maintain a network of international distributors, but during the first quarter of 1999, we eliminated the use of regional distributors in favor of using distributors only on an exclusive field of use basis. We currently intend to develop and commercialize additional tissue products processed from cardiovascular, neurological and other tissues in conjunction with corporate marketing partners.

     As of March 1, 2001, we had sales and marketing staff of 40 persons, including 27 domestic sales personnel, and 13 domestic marketing and other personnel. Our sales representatives are responsible for interacting with ear, nose and throat surgeons, plastic surgeons and burn surgeons and educating them regarding the use and anticipated benefits of AlloDerm and Cymetra. We also participate in numerous national fellowship programs, national and international conferences and trade shows and participate in, or fund certain educational symposia.


SOURCES  OF  MATERIALS

     In 2000, we obtained all of our human tissue from 19 tissue banks in the United States. We estimate that there are at least 100 tissue banks in the United States. We believe we have established adequate sources of donated human tissue to satisfy the expected demand for our products in the foreseeable future. Although we have not experienced any material difficulty in procuring adequate supplies of allograft skin tissue, there is risk that the future availability of donated human skin will not be sufficient to meet our demand for such materials. We compete with burn centers, tissue banks and other entities that process and or distribute allograft skin and other human tissues.

     Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act ("NOTA"), which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the payment of reasonable expenses associated with the procurement, transportation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for expenses incurred that are associated with the recovering and transportation of donated human skin that we process into AlloDerm, Repliform, Cymetra and allograft skin as a temporary wound dressing.

     We currently do not have procurement arrangements for other tissues related to products under development, and do not intend to develop such arrangements until the products approach commercialization.

     We are accredited by the American Association of Tissue Banks ("AATB"). The AATB is recognized for the development of industry standards and its program of inspection and accreditation. The AATB provides a standards-setting function similar to the FDA's quality system regulations for medical device companies, and has procedures for accreditation similar to the International Standards Organization ("ISO") standards. Our initial accreditation was granted in 1997 following a detailed audit by the AATB of our operations and procedures. The accreditation, which was renewed in 2000, must be renewed every three years and is for the processing, storage and distribution of tissue used in AlloDerm, Repliform, Cymetra and allograft skin.

GOVERNMENT  REGULATION

     Overview

     Government regulation, both domestic and foreign, is a significant factor in the manufacturing and marketing of our current and developing products. In the United States, our human tissue products are subject to regulation by the FDA. The FDA applies the Federal Food, Drug, and Cosmetics Act (the "FDC Act") and the Public Health Service Act (the "PHS Act"). These rules provide the regulations which apply to the testing, manufacturing, labeling, storage, record keeping, approval, advertising and promotion of our products.

     The FDA does not apply a single regulatory scheme to human tissues and products derived from human tissue. On a case by case basis, the FDA may choose to regulate such products as transplanted human tissue, biologics or medical devices. A fundamental difference in the treatment of products under these various classifications is that the FDA generally permits transplanted human tissue to be commercially distributed without premarket approval. In contrast, products regulated as devices or biologics usually require such approval. The process of obtaining premarket approval for a device or biologic is often expensive, lengthy and uncertain.

     Once on the market, all of our products are subject to pervasive and continuing regulation by the FDA. We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements. The FDA may impose a wide of range of enforcement sanctions if we fail to comply, including:

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

     Relying on the 1996 letter, we have not obtained prior FDA approval for commercial distribution of AlloDerm for use in the treatment of burns, plastic reconstructive surgery procedures (such as atrophic lip reconstruction and scar revision) and periodontal surgical procedures (such as free-gingival grafting and guided tissue regeneration). We believe that the final tissue regulation did not alter the provisions of the interim regulation that was the foundation of the FDA's decision not to regulate AlloDerm as a device when sold for these indications. Therefore, we continue to believe that AlloDerm for these uses is regulated as human tissue. However, because the FDA's approach to tissue regulation is evolving, we cannot assure you that FDA will adhere to this position. In the future, the FDA could choose to impose device regulation on AlloDerm for these indications.

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

     In 1999, we began marketing two additional tissue products, Repliform and Cymetra. Repliform is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental connective tissue in urological and gynecological surgery. Cymetra is Alloderm that has been micronized into injectable powder form. This form of AlloDerm permits delivery to subcutaneous locations by injection rather than open surgery to repair damaged or inadequate integumental tissue. The micronized particles are biochemically identical to AlloDerm.

     We believe that Repliform and Cymetra meet the FDA's definition of human tissue for transplantation. As a result, we did not seek a determination from the FDA prior to marketing as to whether these products were human tissue or medical devices. In November 2000, the FDA wrote to us and requested detailed information about Repliform and Cymetra, including copies of existing labeling and advertising, a description of product composition and processing, and other information supporting our belief that each of these products is human tissue. In February 2001, we provided a detailed submission responding to the FDA's request. Our understanding is that the FDA is reviewing this information to determine whether they agree that each of these products is human tissue. No assurance can be given that the FDA will agree. If the FDA does not, they could choose to regulate any or all of these uses under the device regulations, requiring us to cease marketing and/or recall product already sold until FDA approval is obtained. The FDA also could seek to impose enforcement sanctions for marketing these products without FDA approval.

     In January 2001, the FDA issued a final rule requiring registration of tissue banking establishments and the listing of tissue products. These requirements become effective on April 4, 2001. A proposed regulation pending since September 1999 would require that most tissue donors be screened for relevant communicable diseases. Another proposed regulation issued in January 2001 would require manufacturers of tissue products to follow proposed current good tissue practices. These final and pending regulations demonstrate FDA's increasingly proactive regulation of human tissue, which may lead to the imposition of significant additional regulatory requirements upon tissue products. Such requirements could cause us to incur significant additional costs.

     Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the NOTA, which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the payment of reasonable expenses associated with the procurement, transportation processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for expenses incurred that are associated with the recovering and transportation of donated human skin that we process into AlloDerm, Repliform, Cymetra and allograft skin as a temporary wound dressing. We include in our pricing structure certain costs associated with processing, preservation, quality control and storage of the tissue, and marketing and medical education expenses in addition to amounts paid to tissue banks to reimburse them for their expenses associated with the removal and transportation.

     Medical  Device  Regulation

     A medical device generally may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed in class I or class II. Class II devices require the manufacturer to seek "510(k) clearance" from the FDA prior to marketing through the filing of a "premarket notification," unless exempted from this requirement by regulation. Such clearance generally is granted based upon a finding that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a "predicate device," which is a legally marketed class II device that already has 510(k) clearance or a "pre-amendment" class III device (in commercial distribution prior to May 28, 1976) for which the FDA has not called for PMA applications (defined below). We believe that it usually takes from 4 to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer. No assurance can be given that any 510(k) submission will ever receive clearance. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, will require a new 510(k) submission.

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

     If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approval letter" requiring the applicant's agreement to comply with specific conditions (e.g., changes in labeling) or to supply specific additional data (e.g., longer patient follow up) or information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approval letter is satisfied, the FDA will issue a PMA order for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA order can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device.

     A clinical study in support of a PMA application or 510(k) submission for a "significant risk" device requires an Investigational Device Exemption ("IDE") application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. The clinical study may begin if the FDA and the appropriate institutional review board ("IRB") at each clinical study site approve the IDE application. If the device presents a "non-significant risk" to the patient, a sponsor may begin the clinical study after obtaining IRB approval without the need for FDA approval. In all cases, the clinical study must be conducted under the auspices of an IRB pursuant to FDA's regulatory requirements intended for the protection of subjects and to assure the integrity and validity of the data.

     If we market medical device products, we will be subject to pervasive and continuing regulation. We will have to comply with these requirements, including the FDA's labeling regulations, the QSR, the Medical Device Reporting ("MDR") regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. In addition, class II devices can be subject to additional special controls (e.g., performance standards, post market surveillance, patient registries, and FDA guidelines) that do not apply to class I devices.

     In 1997, the FDA told us that NeoDura(TM) (an acellular tissue matrix) for use in dura mater replacement procedures would be classified as a medical device requiring 510(k) clearance. In March 1999, we withdrew this 510(k) submission with the intent to submit a new 510(k) notification after we have addressed several issues raised by the FDA. We cannot assure you that we will submit a new 510(k) notice for NeoDura or that it will ultimately receive 510(k) clearance.

     Based upon relevant precedents, it is not clear whether the FDA will regulate our vascular products now in development as medical devices requiring 510(k) clearance or PMA approval or as human tissue. However, we will seek to persuade the FDA that our vascular products should be regulated as human tissue similar to other vascular products previously marketed as human tissue.

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

     Before conducting the required clinical testing of a biological product, an applicant must submit an IND to the FDA, containing preclinical data demonstrating the safety of the product for human investigational use, information about the manufacturing processes and procedures and the proposed clinical protocol. Clinical trials of biological products typically are conducted in three sequential phases, but may overlap. Phase 1 trials test the product in a small number of healthy subjects, primarily to determine its safety and tolerance at one or more doses. In Phase 2, in addition to safety, the efficacy, optimal dose and side effects of the product are evaluated in a patient population somewhat larger than the Phase 1 trial. Phase 3 involves further safety and efficacy testing on an expanded patient population at geographically dispersed test sites.

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

     Upon completion and analysis of clinical trials, the applicant assembles and submits a Biologic License Application containing, among other things, a complete description of the manufacturing process. Before the licenses can be granted, we must undergo a successful establishment inspection. FDA review and approval of a biological product can take several years. We cannot assure you that we will obtain the required approval for ThromboSol platelet storage solution or any other proposed biological products.

     Other  Regulation

     We are subject to various federal, state and local laws, regulations and requirements relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with our research and development work. We cannot assure you that we will not incur significant additional costs to comply with these laws or regulations in the future.


     International  Regulation

     The regulation of our products outside the United States varies by country. Certain countries regulate our products as a pharmaceutical product, requiring us to make extensive filings and obtain regulatory approvals before selling our product. Certain countries classify our products as transplant tissue but may restrict its import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to our products, creating uncertainty as to what standards we may be required to meet.

     AlloDerm currently is being distributed in Brazil, Italy, Korea, Mexico, Taiwan, the Netherlands and the United Kingdom and we are pursuing clearance to distribute Cymetra in Brazil and Korea. The uncertainty of the regulations in each country may delay or impede the marketing of AlloDerm or Cymetra and other products in the future or impede our ability to negotiate distribution arrangements on favorable terms. Certain foreign countries have laws similar to

NOTA. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

RESEARCH  AND  DEVELOPMENT

     We have historically funded the development of our tissue products and blood cell preservation products primarily through external sources, including a corporate alliance and government grants and contracts, as well as through the proceeds from equity offerings. Our research and development costs in 1998, 1999 and 2000 for all programs, including those programs funded through corporate and government support, were approximately $3.4 million, $3.9 million and $4.5 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     We have received a substantial portion of our government grant funding from the United States government's Small Business Innovation Research ("SBIR") program. The SBIR grant program provides funding to evaluate the scientific and technical merit and feasibility of an idea. To date, we have been awarded approximately $8.5 million through 16 approved SBIR program awards and Department of Defense contracts. We intend to continue to seek funding through the SBIR programs, as well as to pursue additional government grant and contract programs. Generally, we have the right to patent any technologies developed from government grants and contract funding, subject to the United States government's right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

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

     Our technology is protected by three primary families of patents and patent applications. One United States patent covers methods of producing our tissue-based products. Nine additional United States patents supplement this patent and cover methods of freeze-drying without the damaging effects of ice crystal formation. Two United States patents and two pending patent applications cover methods of extending the shelf-life of platelets, red blood cells and other blood cells.

     We also have applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by United States patents or proprietary rights owned by or licensed to us may differ from that of their foreign counterparts.

     In general, the patent position of biotechnology and medical product firms is highly uncertain and involves complex legal, scientific and factual questions. There is risk that other patents may not be granted with respect to the patent applications filed by us. Furthermore, there is risk that one or more patents issued or licensed to us will not provide commercial benefit to us or will be infringed, invalidated or circumvented by others. The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years.

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

     We have federal trademark or service mark registrations that we currently use for LifeCell(R) , which concerns processing and preserving tissue samples, and AlloDerm(R), which concerns our commercial acellular dermal graft product. We have filed trademark applications for the protection of the phrases Micronized AlloDerm(TM), the particulate form of AlloDerm, Cymetra(TM) the brand name for Micronized AlloDerm, and Repliform(TM), the version of AlloDerm for urology and gynecology.

COMPETITION

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. There are many companies, including Regeneration Technologies, Inc., Collagenesis, Inc., Cook, Inc. and its affiliates, Cryolife, Inc., Organogenesis, Inc., Advance Tissue Sciences, Inc. and Integra Life Sciences Holdings Corporation, and academic institutions, including Rice University, The University of Pittsburgh and Georgia Institute of Technology, that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Many of these companies and academic institutions are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do. These companies and academic institutions may succeed in developing competing products that are more effective than our products, or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.

     For most current applications of our products, the principal form of competition is with the use of the patient's autologous tissue. We anticipate direct competition for AlloDerm tissue products and all of our proposed transplantable tissue products, as well as indirect competition from advances in therapeutic agents, such as growth factors now used to enhance wound healing. We believe that therapeutic growth factors may be used in conjunction with our proposed products and may potentially enhance the products' efficacy. There can be no assurance that we will be able to compete effectively with other commercially available products or that development of other technologies will not detrimentally affect our commercial opportunities or competitive advantage.

EMPLOYEES

     At March 1, 2001, we had 157 employees of which 40 were employed in sales and marketing, 71 in production and quality assurance, 25 in research and development and clinical studies, and 21 in administration and accounting. Also, at such date, we employed, full-time, one M.D. and 9 individuals with Ph.D. degrees.

                                  RISK FACTORS

     You should carefully consider these risk factors in addition to our financial statements. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be adversely affected.

WE HAVE A HISTORY OF OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND WE MAY CONTINUE TO INCUR LOSSES.

     Since our inception in 1986, we have generated only limited revenues from product sales and have incurred substantial net losses of approximately:

     -    $7.3  million  for  the  year  ended  December  31,  1998;

     -    $9.2  million  for  the  year  ended  December  31,  1999;

     -    $7.1  million  for  the  year  ended  December  31,  2000.

     At December 31, 2000, we had an accumulated deficit of approximately $62.2 million. We expect to incur additional operating losses as well as negative cash flow from operations in the short term as we continue to expand our marketing efforts with respect to our current products and to continue our product development programs. Our ability to increase revenues and achieve profitability and positive cash flows from operations will depend on:

     - increased market acceptance and sales of AlloDerm, Repliform and Cymetra; and

     -    commercialization  of  products  under  development.

We  may  not  achieve  profitability  and  positive  cash flows from operations.

WE MAY NEED ADDITIONAL CAPITAL TO MARKET OUR CURRENT PRODUCTS AND TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS AND IT IS UNCERTAIN WHETHER SUCH CAPITAL WILL BE AVAILABLE.

     We  intend  to  expend  funds  for:

     -    product  research  and  development;

     -    expansion  of  sales  and  marketing  activities;

     -    product  education  efforts;  and

     - other working capital and general corporate purposes, including potential acquisitions of complementary technologies or products.

     We  may  need  additional  capital,  depending  on:

     -    the  costs  and  progress  of  our  research  and development efforts;

     -    the  number  and  types  of  product  development programs undertaken;

     -    the  costs  and timing of expansion of sales and marketing activities;

     -    the  costs  and  timing  of  expansion  of  manufacturing  capacity;

     -    the  amount  of  revenues from our existing and new products;

     - changes in, termination of, and the success of existing and new distribution arrangements;

     - the cost of maintaining, enforcing and defending patents and other intellectual property rights;

     -    competing  technological  and  market  developments;  and

     - developments related to regulatory and third-party reimbursement matters.

     We expect that our current resources will satisfy our cash needs for at least the next 12 months. We are currently incurring negative cash flow from operations but we expect such amounts to continue to decrease in the near future. However, operating and other expenses incurred by us could increase because of the factors set forth above. As a result, we may need additional funding to operate our business. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional financing in the future from either debt or equity financings, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our product development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

IF THE FDA IMPOSES MEDICAL DEVICE OR OTHER REGULATIONS THAT AFFECT OUR PRODUCTS, THE COSTS OF DEVELOPING, MANUFACTURING AND MARKETING OUR PRODUCTS WILL BE INCREASED.

     The FDA generally permits transplanted human tissue to be commercially distributed without obtaining prior FDA approval of the product. In contrast, products regulated as medical devices usually require such approval. In 1996, the FDA determined that AlloDerm used for the repair or replacement of damaged or inadequate integumental tissue (i.e. "tissue lining the surface of the body or a body cavity") would be regulated as transplanted human tissue. On that basis, we continued commercial distribution of this product for plastic reconstructive, burn and periodontal surgery. In its decision with respect to the regulation of AlloDerm, the FDA stated that the regulatory status of any different uses, such as a void filler for soft tissue, for cosmetic augmentation procedures or as a wound healing agent, would need to be determined on a case-by-case basis.

     In  1999,  we  began  marketing:

     - Repliform, a version of AlloDerm, for urological and gynecological surgical procedures; and

     - Cymetra, a version of AlloDerm in a particulate form, for non-surgical correction of soft tissue defects.

     Repliform is used as a bladder sling for the treatment of urinary incontinence and for the repair of pelvic floor defects. Cymetra is used for the correction of soft tissue deficits, such as acne or other depressed scars, and to restore tissue loss from disease. We believe that Repliform and Cymetra meet the FDA's definition of human tissue for transplantation. As a result, we did not seek a determination from the FDA prior to marketing as to whether these products were human tissue or medical devices. In November 2000, the FDA wrote to us and requested detailed information about Repliform and Cymetra, including copies of existing labeling and advertising, a description of product composition and processing, and other information supporting our belief that each of these products is human tissue. In February 2001, we provided a detailed submission responding to the FDA's request. Our understanding is that the FDA is reviewing this information to determine whether they agree that each of these products is human tissue. No assurance can be given that the FDA will agree. If the FDA does not, they could choose to regulate any or all of these uses under the device regulations, requiring us to:

     - cease marketing and/or recall product already sold until 510(k) clearance or PMA approval is obtained; and/or

     - seek to impose enforcement sanctions for marketing these products without FDA approval.

     The process of obtaining FDA approval, if required, may be expensive, lengthy and unpredictable. We anticipate that it could take from one to three years to obtain such approval. We do not know if such approval could be obtained in a timely fashion, or at all, or if the FDA would require extensive supporting clinical data.

     In  the  United  States,  devices  and  biologics  must  be:

     -    manufactured  in  registered  establishments;  and

     - produced in accordance with the Quality System Regulation for medical devices or Good Manufacturing Practice regulation for biologics.

     If any of our products are regulated as devices or biologics, we will be required to comply with Quality System Regulation or Good Manufacturing Practice regulation. We anticipate that it could take us up to one year, or longer, to achieve compliance with these regulations during which time the FDA could require us to cease marketing and/or recall product already sold. In addition, our manufacturing facility:

     - would need to be registered as a medical device manufacturing site with the FDA; and

     -    would  be  subject  to  inspection  by  the  FDA.

     As a result, our manufacturing and compliance costs would increase and our products would be subject to more comprehensive development, testing, monitoring and validation standards.

     The FDA requires producers of biologic products to obtain FDA licensing prior to commercialization in the United States. To obtain licensing approval for these products, we must submit proof of their safety, purity and potency. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by us in our efforts to obtain FDA licenses. The FDA may also place conditions on licenses that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA licensing process may materially reduce the period during which we have the exclusive right to commercialize patented products.

     In addition, there can be no assurance that the various states in which our products are sold will not impose additional regulatory requirements or marketing impediments on our products.

THE FDA CAN IMPOSE CIVIL AND CRIMINAL ENFORCEMENT ACTIONS AND OTHER PENALTIES ON US IF WE FAIL TO COMPLY WITH STRINGENT FDA REGULATIONS AT OUR TISSUE FACILITIES.

     Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and other fines and penalties that would increase our expenses and adversely affect our cash flows. Tissue establishments must engage in:

     -    infectious  disease  testing;  and

     -    stringent  record  keeping.

     As a result, our involvement in the processing and distribution of human tissue requires us to ensure that proper donor screening and infectious disease testing are done appropriately and conducted under strict procedures. In addition, we must maintain records, which are available for FDA inspectors documenting that the procedures were followed. The FDA has authority to conduct inspections of tissue establishments and to detain, recall, or destroy tissue if the procedures were not followed or appropriate documentation is not available. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. From time to time, the FDA may modify such requirements, imposing additional or different requirements which may require us to alter our business methods.

NOTA COULD BE INTERPRETED IN A WAY THAT COULD REDUCE OUR REVENUES AND PROFITABILITY.

     Procurement of certain human organs and tissue for transplantation is subject to the restrictions of NOTA, which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the payment of reasonable expenses associated with the procurement, transportation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for expenses incurred that are associated with the recovering and transportation of donated human skin that we process into AlloDerm, Repliform, Cymetra and allograft skin as a temporary wound dressing. We include in our pricing structure certain costs associated with processing, preservation, quality control and storage of the tissue, and marketing and medical education expenses in addition to amounts paid to tissue banks to reimburse them for their expenses associated with the procurement and transportation. NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products thereby negatively impacting our revenues and profitability.

WE ARE SUBJECT TO VARYING AND EXTENSIVE REGULATION BY FOREIGN GOVERNMENTS WHICH CAN BE COSTLY, TIME CONSUMING AND SUBJECT US TO UNANTICIPATED DELAYS.

     The regulation of our products outside the United States varies by country. Certain countries regulate our products as a pharmaceutical product, requiring us to make extensive filings and obtain regulatory approvals before selling our product. Certain countries classify our products as transplant tissue but may restrict its import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to our products, creating uncertainty as to what standards we may be required to meet.
AlloDerm currently is being distributed in Brazil, Italy, Korea, Mexico, Taiwan, the Netherlands and the United Kingdom and we are pursuing clearance to distribute Cymetra in Brazil and Korea. The uncertainty of the regulations in each country may delay or impede the marketing of AlloDerm or Cymetra and other products in the future or impede our ability to negotiate distribution arrangements on favorable terms. Certain foreign countries have laws similar to NOTA. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

INCREASING OUR REVENUES AND ACHIEVING PROFITABILITY WILL DEPEND ON OUR ABILITY TO INCREASE MARKET PENETRATION OF OUR CURRENT PRODUCTS AND TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS.

     Much of our ability to increase revenues and to achieve profitability and positive cash flows from operations will depend on:

     -    expanding  the use and market penetration of our current products; and

     -    the  successful  introduction  of  our  products  in  development.

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

     Consequently, physicians, health care payers and patients may not accept our current products or products under development. Broad market acceptance of our products may require the training of numerous physicians and clinicians, as well as conducting or sponsoring clinical studies to demonstrate the benefits of such products. The amount of time required to complete such training and studies could result in a delay or dampening of such market acceptance. Moreover, health care payers' approval of reimbursement for our products in development may be an important factor in establishing market acceptance.

     We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products. Although we have conducted animal studies on many of our products under development which indicate that the product may be feasible for a particular application, results obtained from expanded studies may not be consistent with earlier trial results or be sufficient for us to obtain any required regulatory approvals or clearances. The completion of the development of any of our products under development remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

     -    unanticipated  technical  or  other  problems;

     -    manufacturing  difficulties;  and

     - the possible insufficiency of the funds allocated for the completion of such development.


WE ARE HIGHLY DEPENDENT UPON SALES OF OUR PRODUCTS THROUGH BOSTON SCIENTIFIC, OBAGI MEDICAL PRODUCTS AND OUR OTHER INDEPENDENT AGENTS TO GENERATE OUR REVENUES.

     We  have  engaged:

     - Boston Scientific Corporation as our exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets; and

     - Obagi Medical Products as the exclusive sales and marketing representative of Cymetra for office-based dermatologists and plastic surgeons.

     Additionally, we have granted distributors exclusive distribution rights and may grant additional distribution rights in the future. During 2000, sales of our products through Boston Scientific Corporation, Obagi Medical Products and our other distributors represented approximately 28%, 13% and 6%, respectively, of our total product revenues. We expect sales of our products through our marketing agents and distributors to continue to increase as a percentage of total revenues. If an exclusive marketing agent, such as Boston Scientific Corporation or Obagi Medical Products, or a distributor fails to adequately promote, market and sell our products, our revenues could be adversely affected until a replacement agent or distributor could be retained by us. Finding replacement agents and distributors could be a time consuming process during which our revenues could be negatively impacted.

WE DEPEND HEAVILY UPON A LIMITED NUMBER OF SOURCES OF HUMAN TISSUE AND ANY INTERRUPTION IN THE AVAILABILITY OF HUMAN TISSUE WOULD INTERFERE WITH OUR ABILITY TO PROCESS AND DISTRIBUTE OUR PRODUCTS.

     Our business is dependent on the availability of donated human tissue. In 2000, we received human tissue from 19 United States tissue banks. We estimate that there are at least 100 tissue banks in the United States. Although we have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for our products in the foreseeable future, we cannot be sure that donated human tissue will continue to be available at current levels or will be sufficient to meet our needs. If our current sources can no longer supply human tissue or our requirements for human tissue exceed their current capacity, we may not be able to locate other sources. Any significant interruption in the availability of human tissue would likely cause us to slow down the processing and distribution of our products.

NEGATIVE PUBLICITY CONCERNING THE USE OF DONATED HUMAN TISSUE IN RECONSTRUCTIVE COSMETIC PROCEDURES COULD REDUCE THE DEMAND FOR OUR PRODUCTS AND MAY NEGATIVELY IMPACT THE SUPPLY OF AVAILABLE DONOR TISSUE.

     Although we do not promote the use of our products for cosmetic applications, clinicians may use our products in applications or procedures that may be considered "cosmetic." Negative publicity concerning the use of donated human tissue in cosmetic procedures could reduce the demand for our products or negatively impact the willingness of families of potential donors to agree to donate tissue or tissue banks to provide tissue to us for processing.

THE BIOMEDICAL FIELD WHICH WE ARE IN IS HIGHLY COMPETITIVE AND SUSCEPTIBLE TO RAPID CHANGE AND SUCH CHANGES COULD RENDER OUR PRODUCTS OBSOLETE.

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. There are many companies, including Regeneration Technologies, Inc., Collagenesis, Inc., Cook, Inc. and its affiliates, Cryolife, Inc., Organogenesis, Inc., Advance Tissue

Sciences, Inc. and Integra Life Sciences Holdings Corporation, and academic institutions, including Rice University, The University of Pittsburgh and Georgia Institute of Technology, that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Many of these companies and academic institutions are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do. These companies and academic institutions may succeed in developing competing products that are more effective than our products, or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.

THE  ABILITY  TO  OBTAIN  THIRD-PARTY REIMBURSEMENT FOR THE COSTS OF NEW MEDICAL
TECHNOLOGIES  IS  LIMITED.

     Generally, hospitals, physicians and other health care providers purchase products, such as the products being sold or developed by us, for use in providing care to their patients. These parties typically rely on third-party payers, including:

     -    Medicare;

     -    Medicaid;

     -    private  health  insurance;  and

     -    managed  care  plans

to reimburse all or part of the costs of acquiring those products and costs associated with the medical procedures performed with those products. Third-party payers have adopted cost control measures in recent years that have had and may continue to have a significant effect on the purchasing practices of many health care providers, generally causing them to be more selective in the purchase of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We believe that certain third-party payers provide reimbursement for medical procedures at a specified rate without additional reimbursement for products, such as those being sold or developed by us, used in such procedures. Adequate third-party payer reimbursement may not be available for us to maintain price levels sufficient for realization of an appropriate return on our investment in developing new products. The FDA generally permits transplanted human tissue to be commercially distributed without obtaining prior FDA approval of the product. In contrast, products regulated as medical devices usually require such approval. Certain government and other third-party payers refuse, in some cases, to provide any coverage for uses of products for indications for which the FDA has not granted marketing approval. Further, certain of our products are used in medical procedures that typically are not covered by third-party payers or for which patients sometimes do not obtain coverage. These and future changes in third-party payer reimbursement practices regarding the procedures performed with our products could adversely affect the market acceptance of our products.

OUR SUCCESS DEPENDS ON THE SCOPE OF OUR INTELLECTUAL PROPERTY RIGHTS AND NOT INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. THE VALIDITY, ENFORCEABILITY AND COMMERCIAL VALUE OF THESE RIGHTS ARE HIGHLY UNCERTAIN.

     Our ability to compete effectively with other companies is materially dependent upon the proprietary nature of our technologies. We rely primarily on patents and trade secrets to protect our technologies. We currently license:

     - the exclusive right to nine United States patents and related foreign patents; and

     -    non-exclusive  rights  to  14  patents.

In  addition,  we:

     - have been issued one United States design patent and five United States utility patents, and

     -    have  seven  United  States  patent  applications  pending.

     Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

     -    subsequently  discovered  prior  art;

     - lack of entitlement to the priority of an earlier, related application; or

     - failure to comply with the written description, best mode, enablement or other applicable requirements.

     In general, the patent position of biotechnology and medical product firms is highly uncertain, still evolving and involves complex legal, scientific and factual questions. We are at risk that:

     - other patents may be granted with respect to the patent applications filed by us; and

     - any patents issued or licensed to us may not provide commercial benefit to us or will be infringed, invalidated or circumvented by others.

     The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years. Prior to actual issuance, the contents of United States patent applications are generally not made public. Once issued, such a patent would constitute prior art from its filing date, which might predate the date of a patent application on which we rely. Conceivably, the issuance of such a prior art patent, or the discovery of "prior art" of which we are currently unaware, could invalidate a patent of ours or our licensor or prevent commercialization of a product claimed thereby.

     Although we generally conduct a cursory review of issued patents prior to engaging in research or development activities, we may be required to obtain a license from others to commercialize any of our new products under development. If patents that cover our existing or new products are issued to other companies, there can be no assurance that any necessary license could be obtained on favorable terms or at all.

     There can be no assurance that we will not be required to resort to litigation to protect our patented technologies or other proprietary rights or that we will not be the subject of additional patent litigation to defend our existing or proposed products or processes against claims of patent infringement or other intellectual property claims. Any of such litigation could result in substantial costs and diversion of our resources.

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

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR PRODUCT LIABILITY INSURANCE MAY BE INADEQUATE.

     Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of medical products. We cannot assure that:

     - our insurance will provide adequate coverage against potential liabilities;

     - adequate product liability insurance will continue to be available in the future; or

     -    our  insurance  can  be  maintained  on  acceptable  terms.

The obligation to pay any product liability claim in excess of whatever insurance we are able to acquire would increase our expenses.

     We use donated human tissue as the raw material for our products. The non-profit organizations that supply such tissue are required to follow FDA regulations for screening donors for potential disease transmission. Such procedures include donor testing for certain viruses, including HIV. Our manufacturing process also has been demonstrated to inactivate concentrated suspensions of HIV. While we believe such procedures are adequate to reduce the threat of disease transmission, there can be no assurance that:

     -    our  products  will not be associated with transmission of disease; or

     - a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in the disease transmission.

Any such transmission or alleged transmission could have a material adverse effect on our ability to manufacture or market our products and could result in litigation.

OUR FAILURE TO COMPLY WITH REGULATIONS REGARDING DISPOSAL OF HAZARDOUS MATERIALS COULD RESULT IN THE IMPOSITION OF PENALTIES, FINES OR SANCTIONS.

     Our research and development and processing techniques generate waste that is classified as hazardous by the United States Environmental Protection Agency and the New Jersey Natural Resources Commission. We segregate such waste and dispose of it through licensed hazardous waste transporters. Although we believe we are currently in compliance in all material respects with applicable environmental regulations, our failure to comply fully with any such regulations could result in the imposition of penalties, fines or sanctions.

WE ARE A PARTY TO PENDING LITIGATION AND THE COST OF DEFENSE OR AN ADVERSE OUTCOME COULD NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS OR LIQUIDITY AND FINANCIAL RESOURCES.

     We are a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Regner, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint alleges among other things, defendants, including us, make profits from the storing, processing, and distribution of human tissue in contravention of California law. We are also a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Thacker, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. This complaint contains similar allegations to the Renger complaint. These actions are not denominated class actions and do not involve tort theories.

     Both actions were brought under a statute that allows individuals to sue on behalf of the people of California for unfair business practices, with the court having the power to award injunctive relief and disgorgement of all profits from the alleged illegal practices. The plaintiffs in each of the actions are seeking injunctive relief, disgorgement of illegal profits, restitution, statutory penalties, fines and attorney's fees. We intend to vigorously defend such actions, which we believe are without merit.

     We are a party to litigation in the United States District Court for the Southern District of New York captioned Special Situations Fund III, L.P., et al., v. LifeCell Corporation, Gruntal & Co., L.L.C. and Prudential Securities, Inc. The complaint alleges that LifeCell, Gruntal and Prudential violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and were liable under New York common law by making purportedly false and misleading statements to the plaintiffs in connection with LifeCell's private placement of common stock and seeks damages in an unspecified amount. Gruntal and Prudential's Vector Healthcare Group acted as placement agents in LifeCell's private placement which closed in October, 2000. On March 15, 2001 we filed our motion for dismissal which is pending. We believe that the complaint has no merit and intend to vigorously defend such action.

     Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending actions. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such actions.

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this prospectus regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth above.

ITEM  2.  PROPERTIES
     We lease approximately 90,000 square feet of laboratory, production and office space in one building in Branchburg, New Jersey under a lease agreement that expires in November 2010. The current monthly rental obligation under this lease is approximately $69,000.

ITEM  3.  LEGAL  PROCEEDINGS
     In May 2000, a complaint was filed in the Superior Court of California, San Bernardino County, Central District, captioned Ann Regner et. al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint was brought as a class action on behalf of all close family members of those deceased persons whose tissues were collected, processed, stored or distributed in California. The complaint alleged that tissue banks routinely fail to obtain proper informed consent from family members when soliciting the donation of human tissue for transplant. The complaint also alleged that the defendants, including us, make profits from the storing, processing and distribution of human tissue in contravention of California law. Plaintiffs' application for a preliminary injunction seeking to enjoin the defendants, including us, from doing business in California was denied in June 2000. In September 2000, a new complaint was filed in the Superior Court of Los Angeles captioned Regner, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The new complaint alleges among other things, defendants, including us, make profits from the storing, processing, and distribution of human tissue in contravention of California law. The new complaint is not denominated as a class action and does not involve tort theories. The action was brought under a statute which allows individuals to sue on behalf of the people of California for unfair business practices, with the court having the power to award injunctive relief and disgorgement of all profits from the alleged illegal practices. The plaintiffs seek injunctive relief, disgorgement of illegal profits, restitution, statutory penalties, fines and attorney's fees. In January 2001, the May 2000 complaint was dismissed without prejudice. The September 2000 complaint is still pending. We believe that the claims against us in the new complaint are without merit and intend to vigorously defend against such action.

     In June 2000, a complaint was filed in the United States District Court, District of New Jersey, entitled Inamed Corporation, McGhan Medical Corporation and Collagen Aesthetics, Inc. vs. LifeCell Corporation and Obagi Medical Products, Inc. The complaint alleged that we and Obagi, our marketing agent, disseminated false advertisements with respect to the marketing of our Cymetra product that misleadingly compared it to and unlawfully disparaged the bovine collagen products of Inamed Corporation and its subsidiaries. In September 2000, we entered into a settlement agreement with Inamed Corporation. Under the settlement agreement, we and Obagi agreed to discontinue certain comparative marketing and promotion statements on the use of Cymetra for the reconstruction of soft tissue deficits. We and Obagi also agreed to jointly make settlement payments to Inamed Corporation totaling $300,000 over an eighteen-month period.

We recorded a charge of $150,000 in the third quarter of 2000, representing our share of the settlement. The settlement allows us and Obagi to revise the marketing and promotional statements for Cymetra commencing in January 2001, as additional scientific data on the use of Cymetra is accumulated.

     In December 2000, a complaint was filed in the Superior Court of California, Los Angeles County, Central District, captioned Thacker, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. This complaint contains similar allegations to the Renger complaint. This action is not denominated class action and does not involve tort theories. The action was brought under a statute that allows individuals to sue on behalf of the people of California for unfair business practices, with the court having the power to award injunctive relief and disgorgement of all profits from the alleged illegal practices. The plaintiffs are seeking injunctive relief, disgorgement of illegal profits, restitution, statutory penalties, fines and attorney's fees. We believe that the claims against us in this complaint are without merit and intend to vigorously defend against such action.

     In January 2001, a complaint was filed in the United States District Court for the Southern District of New York captioned Special Situations Fund III, L.P., et al., v. LifeCell Corporation, Gruntal & Co., L.L.C. and Prudential Securities, Inc. The complaint alleges that LifeCell, Gruntal and Prudential violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and were liable under New York common law by making purportedly false and misleading statements to the plaintiffs in connection with LifeCell's private placement of common stock and seeks damages in an unspecified amount. Gruntal and Prudential's Vector Healthcare Group acted as placement agents in LifeCell's private placement which closed in October 2000. On March 15, 2001, we filed our motion for dismissal which is pending. We believe that the claims against us in this complaint are without merit and intend to vigorously defend against such action.

     Litigation is subject to many uncertainties and we are unable to predict the outcome of the pending actions. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such actions. From time to time we are party to various legal proceedings incident to operating a company of our size which we do not deem to be material to our business operations or financial condition.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

PART  II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Our Common Stock is listed on the Nasdaq National Market under the symbol "LIFC." On March 15, 2001, the last reported sale price for our Common Stock on the Nasdaq National Market was $2.25 per share. The following table sets forth the high and low sales information for our Common Stock for the periods indicated, as reported by the Nasdaq Stock Market.

                         High    Low
                        ------  -----

1999    First Quarter.  $ 4.63  $3.38
        Second Quarter    5.50   3.81
        Third Quarter.    7.25   4.00
        Fourth Quarter    6.94   4.19
2000    First Quarter.  $11.88  $4.63
        Second Quarter    7.13   4.88
        Third Quarter.    6.44   4.50
        Fourth Quarter    4.75   1.50


     As of February 28, 2001, there were approximately 368 holders of record of shares of Common Stock and 31 holders of record of shares of Series B Preferred Stock. We estimate that there are in excess of 4,000 beneficial holders of Common Stock.

     In October 2000, we issued 2,500,000 shares of Common Stock pursuant to a private placement transaction without an underwriter. We consider these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

DIVIDEND  POLICY

     We have not paid a cash dividend to holders of shares of Common Stock and do not anticipate paying cash dividends to the holders of our Common Stock in the foreseeable future. Pursuant to the terms of one of our debt agreements we are restricted from paying dividends on our Common Stock.

     Our Series B Preferred Stock bears dividends per share at the annual rate of the greater of (i) $6.00 (subject to adjustment in certain events) and (ii) the per annum rate of dividends per share paid, if applicable, by us, on the Common Stock. The dividends may be paid, at our option, in cash or shares of Series B Preferred Stock or in a combination of cash and shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock accrue and are paid quarterly. The Series B Preferred Stock ceases bearing dividends on September 30, 2001. On February 15th, May 15th, August 15th and November 15, 1999 and on February 15th and May 15, 2000 we paid a $1.51, $1.49, $1.50, $1.51, $1.51 and
$1.49, respectively, per share dividend in cash to the holders of shares of Series B Preferred Stock. On August 15th and November 15, 2000 and February 15, 2001, we paid a dividend in shares of our Series B Preferred Stock equivalent to $1.49, $1.51 and $1.51, respectively, per share to the holders of shares of Series B Preferred Stock. Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus, including additional paid in capital, or current net profits.

ITEM  6.  SELECTED  FINANCIAL  DATA.

     The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 2000, derived from the audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                    Year Ended December 31,
                                          -------------------------------------------------------------------------
                                              1996           1997           1998           1999           2000
                                          -------------  -------------  -------------  -------------  -------------
Operations Statement Data:
--------------------------
Revenues:
  Product revenues                        $  2,012,000   $  4,905,000   $  7,245,000   $ 11,912,000   $ 21,330,000
  Research grant revenues                      933,000      1,075,000        747,000        764,000      1,442,000
                                          -------------  -------------  -------------  -------------  -------------
     Total revenues                          2,945,000      5,980,000      7,992,000     12,676,000     22,772,000
                                          -------------  -------------  -------------  -------------  -------------
Costs and expenses:
  Costs of products sold                     1,281,000      2,541,000      2,837,000      3,452,000      6,949,000
  Research and development                   1,588,000      2,007,000      3,376,000      3,871,000      4,523,000
  General and administrative                 1,911,000      3,081,000      3,484,000      4,840,000      6,180,000
  Selling and marketing                      2,390,000      4,956,000      6,500,000      7,236,000     11,779,000
  Relocation costs                                  --             --             --      2,937,000             --
                                          -------------  -------------  -------------  -------------  -------------
    Total costs and expenses                 7,170,000     12,585,000     16,197,000     22,336,000     29,431,000
Loss from operations                        (4,225,000)    (6,605,000)    (8,205,000)    (9,660,000)    (6,659,000)

Interest and other income (expense), net       135,000        466,000        864,000        468,000       (479,000)
                                          -------------  -------------  -------------  -------------  -------------
Net loss                                  $ (4,090,000)  $ (6,139,000)  $ (7,341,000)  $ (9,192,000)  $ (7,138,000)
                                          =============  =============  =============  =============  =============
Loss per share(1)- basic and
  diluted                                 $      (1.14)  $      (1.04)  $      (0.72)  $      (0.83)  $      (0.54)
                                          =============  =============  =============  =============  =============
Shares used in computing loss
  per share-basic and diluted                4,543,000      6,820,000     11,229,000     11,938,000     14,372,000
                                          =============  =============  =============  =============  =============


                                                                      As of December 31,
                                          -------------------------------------------------------------------------
                                              1996           1997           1998           1999           2000
                                          -------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
-------------------
Cash and cash equivalents                 $ 10,748,000   $ 20,781,000   $  8,025,000   $  4,737,000   $  5,220,000
Short-term investments                              --             --      4,001,000        315,000        315,000
Working capital                             10,885,000     20,516,000     12,597,000      2,542,000      5,330,000
Total assets                                12,890,000     24,156,000     17,031,000     18,083,000     25,410,000
Accumulated deficit                        (29,311,000)   (36,411,000)   (44,476,000)   (54,378,000)   (62,153,000)
Total stockholders' equity                  10,197,000     20,260,000     14,261,000      9,249,000     12,789,000

(1)  Includes  effect  of  preferred  stock dividends of  $0.24, $0.14, $0.07, $0.06 and $0.04 in 1996, 1997, 1998,
1999  and  2000,  respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of operations and financial condition of LifeCell should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

     Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See "Business-Special Note Regarding Forward-Looking Statements."

GENERAL  AND  BACKGROUND

     We develop and market biologic solutions for the repair, replacement and preservation of human tissue. Our core technology removes all cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three products based on this technology: AlloDerm(R) for plastic reconstructive, burn and periodontal procedures; Cymetra(TM), a version of AlloDerm in particulate form for the correction of soft tissue defects; and Repliform(TM), a version of AlloDerm for urology and gynecology procedures. Our development programs include the application of our technology to process small diameter blood vessel grafts as an alternative to blood vessel grafts taken from the patient, investigation of potential orthopedic applications of our technology, investigation of human tissues as carriers for therapeutics, ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

RESULTS  OF  OPERATIONS

     YEARS  ENDED  DECEMBER  31,  2000  AND  1999

     Total revenues for the year ended December 31, 2000 increased 80% to approximately $22.8 million compared to approximately $12.7 million in 1999. The increase was primarily attributable to a 79% increase in product revenues to approximately $21.3 million in the current year as compared to approximately $11.9 million in the prior year. The increase in product revenues was largely due to the full commercial launch of two new products; Repliform, a version of AlloDerm for urology and gynecology surgical procedures, and Cymetra, a version of AlloDerm in particulate form for non-surgical plastic reconstructive procedures. We initiated the full commercial launch of Repliform in January 2000 and Cymetra in June 2000. Repliform and Cymetra product sales contributed approximately $5.9 million and approximately $4.1 million, respectively, in 2000. Total revenue was further impacted by an 89% increase in funded research grant revenues of approximately $1.4 million from $764,000 in 1999. This increase was primarily due to an increase in research grant funding available.

     We have engaged Boston Scientific Corporation as our exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets and Obagi Medical Products, Inc. as the exclusive sales and marketing representative of Cymetra for office-based dermatologists and plastic surgeons. During 2000, sales of our products through Boston Scientific Corporation and Obagi Medical Products represented 28% and 13%, respectively, of our total product revenues. We expect sales of our products through such marketing agents to continue to increase as a percentage of total revenues. Both Boston Scientific and Obagi Medical Products are paid fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses.

     Cost of products sold for the year ended December 31, 2000 was approximately $6.9 million, or 33% of product revenues, compared to cost of goods sold of approximately $3.5 million, or 29% for the same period in 1999. The increase in costs as a percentage of product revenue was principally attributable to increased costs associated with the expansion of tissue processing capacity in our new facility and costs incurred in this year related to the scale-up of Cymetra production.

     Total research and development expenses increased 17% to approximately $4.5 million for the year ended December 31, 2000 compared to approximately $3.9 million in 1999. The increase was due primarily to higher expenditures for Cymetra product development and technology transfer to commercial production and increased spending on orthopedic program research, which is funded through a research grant.

     General  and  Administrative  expenses  increased 28% to approximately $6.2 million for the year ended December 31, 2000 compared to approximately $4.8 million in 1999. The increase was principally due to a combination of increased professional fees, higher salary costs relating to the hiring of management personnel during the second half of 1999 which continued for the full year 2000 and $355,000 of settlement costs and legal fees associated with the settlement of the lawsuit with Inamed Corporation all of which were incurred in 2000.

     Selling and marketing expenses increased 63% to approximately $11.8 million for the year ended December 31, 2000 compared to approximately $7.2 million in 1999. The increase was primarily attributable to the hiring of additional sales and marketing personnel during the second half of 1999 which continued for the full year 2000, increased promotion expenses associated with the expansion of marketing activities including the commercial launch of two new products and the agency fees associated with the sales and marketing agreements with Boston Scientific and Obagi Medical Products.

     During the year ended December 31, 1999, in connection with the relocation of our operations from Texas to New Jersey, we incurred approximately $2.9 million of relocation costs consisting principally of non-relocating employee benefits, asset abandonment costs and costs to relocate key employees. Relocation costs for the year ended December 31, 2000, were $140,000, consisting of $60,000 of retention bonus and $80,000 of relocation costs, which were included in cost of goods sold and general and administrative expenses, respectively. The relocation from Texas to New Jersey was completed in June 2000.

     Interest and other income (expense), net decreased $947,000 for the year ended December 31, 2000 compared to 1999. The net decrease was due to a $283,000 decline in interest income resulting from a lower cash balance available for investment and a $664,000 increase in interest expense resulting from an increase in revolving and long-term debt.

     The net loss for the year ended December 31, 2000 decreased 22% to approximately $7.1 million compared to approximately $9.2 million in 1999. As discussed above, the net loss in the prior year included approximately $2.9 million of expenses associated with our relocation from Texas to New Jersey.


     YEARS  ENDED  DECEMBER  31,  1999  AND  1998

     Total revenues for the year ended December 31, 1999 increased 59% to approximately $12.7 million compared to approximately $8.0 million in 1998. Product revenues increased approximately $4.7 million as a result of expanded sales and marketing activities and increased distribution activities during the year. Funded research grant revenues remained consistent at $764,000 in 1999 compared to $747,000 in 1998.

     Cost of products sold for the year ended December 31, 1999, was approximately $3.5 million, resulting in a gross margin of approximately 71%. The gross margin for the year ended December 31, 1998, was approximately 61%. The increase in gross margin was principally attributable to an increase in sales of certain higher-margin AlloDerm products and an increase in the price of certain AlloDerm products in 1999.

     Research and development expenses for the year ended December 31, 1999, increased 15% to approximately $3.9 million compared to approximately $3.4 million in 1998. The increase in research and development expense was primarily attributable to increased animal and clinical studies for the expanding uses for AlloDerm. In addition, we dedicated increased resources to product development programs such as Micronized AlloDerm(TM).

     General and administrative expenses for the year ended December 31, 1999, increased 39% to approximately $4.8 million compared to approximately $3.5 in 1998. The increase was attributable to recruiting and staffing costs incurred in connection with the recruitment of new key members of senior management and professional fees incurred in relation to a distribution agreement entered into during 1999.

     Selling and marketing expenses increased 11% to approximately $7.2 million for the year ended December 31, 1999, compared to approximately $6.5 million in 1998. The increase was primarily attributable to the addition of domestic sales and marketing personnel and the expansion of marketing activities during 1999.

     In June 1999, we commenced relocation of our operations from Texas to New Jersey and at June 30, 1999, had approximately 18 employees operating from temporary offices in New Jersey. The original target completion date for the relocation was December 31, 1999. All administrative functions including accounting, customer service, information services, regulatory, marketing and research and development functions were moved to New Jersey prior to December 31, 1999. We commenced processing operations in New Jersey during the first quarter of 2000. Relocation costs of approximately $2.9 million charged to operations for the year ended December 31, 1999, included the cost of non-relocating employee benefits, asset abandonment and lease termination costs related to our Texas facility, as well as the cost of relocating key employees to New Jersey. In order to induce non-relocating employees to continue their employment during the relocation process, employees were offered a retention bonus, which was only payable, if they continued their employment until various targeted dates during 1999. If the employee resigned prior to such date, they forfeited their retention bonus. Such bonus payments were expensed at the time that they were paid. During the fourth quarter of 1999, because all remaining employees had continued employment through their targeted termination date, the continuing employment condition was waived and we recorded a bonus accrual of approximately $174,000 due to these employees as of December 31, 1999. Such amounts were paid out in 2000. Additional retention bonuses of approximately
$60,000 paid in 2000 were expensed when incurred. In June 1999, we recorded a charge of approximately $335,000 representing the net book value of assets that were abandoned in the second quarter of 1999 when we vacated our administrative offices located in Texas. In Texas we occupied rented office and manufacturing space pursuant to a lease that extended through January 2001. During the fourth quarter of 1999, we recorded a charge of approximately $617,000 representing rent and other facility related expenses related to the termination of the Texas lease. No charge was recorded prior to the fourth quarter of 1999, because we had not committed to a specific course of action for exiting the lease of the Texas facility and accordingly, such costs were not quantifiable. The costs of relocating key employees to New Jersey were approximately $1.4 million in 1999 and consisted of home sale and purchase assistance, moving expense, travel and temporary housing. We also incurred approximately $78,000 of non-employee related moving costs.

     Interest income and other, net decreased 46% to approximately $468,000 for the year ended December 31, 1999, compared to approximately $864,000 in 1998. The decrease was principally attributable to a reduction of funds available for investing activities during 1999.

     The net loss for the year ended December 31, 1999, increased 25% to approximately $9.2 million compared to approximately $7.3 million for 1998. As discussed above, the net loss in 1999 included approximately $2.9 million of expenses associated with our relocation from Texas to New Jersey.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2000, we had cash and cash equivalents and short-term investments of approximately $5.5 million compared to $5.1 million at December 31, 1999. The increase resulted principally from cash provided by a private placement of 2.5 million shares of our Common Stock, debt financing and stock option and warrant exercises offset by cash required to fund the operating loss for the year ended December 31, 2000, increases in accounts receivable and inventories and capital expenditures. Working capital increased to $5.3 million at December 31, 2000 from $2.5 million at December 31, 1999. The increase resulted principally from increases in cash and increases in accounts receivable and inventories net of an increase in current maturities of long-term debt. In October 2000, we completed a private placement of 2.5 million shares of our common stock with selected accredited investors at a price of $4.00 per share. The net proceeds of the private placement were approximately $9.0 million, after deducting placement agent fees and offering costs.

     Our  operating  activities  used  cash  of  $8.8 million for the year ended
December 31, 2000 to fund our operating loss for the period, net of non-cash charges, and increases in inventories and accounts receivable. The increase in inventories was primarily associated with the launch of Cymetra. The increase in accounts receivable was related to the increase in revenues.

     For the year ended December 31, 2000, our investing activities used cash of approximately $4.8 million for the purchase of capital equipment and leasehold improvements relating to the completion of the New Jersey facility.

     Our financing activities provided $14.1 million for the year ended December 31, 2000, primarily from net proceeds of the private placement of approximately $9.0 million, after deducting placement agent fees and offering costs, long-term debt proceeds of $3.7 million and $2.0 million in proceeds from the exercise of stock options and warrants. Such proceeds were partially offset by cash dividends paid on the Series B Preferred Stock during the period and principal payments on long-term debt. At December 31, 2000, we had an aggregate of approximately $6.3 million outstanding under our borrowing arrangements, including approximately $3.0 million outstanding under a revolving loan facility which is due in January 2002. The term loans require aggregate principal payments over the next 12 months of approximately $1.2 million. We currently have no additional borrowing availability through our existing credit facilities.

     We expect to incur additional operating losses as well as negative cash flow from operations in the short term as we continue to expand marketing efforts with respect to our current products and to continue our product development programs. Our ability to increase revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance of our current products and our ability to commercialize products currently under development. We expect that our current resources, together with anticipated product revenues and research and development grant funding, will satisfy our cash needs for at least the next twelve months. However, there can be no assurance that such sources of funds will be sufficient to meet our needs and as a result, we may need additional funding to operate our business. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding from either debt or equity financing, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our product development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

     It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the cost of contesting such legal actions. For a discussion of these matters see Note 12 of "Notes to Financial Statements" and
Part  I.,  Item  3.  "Legal  Proceedings".

     We have incurred losses since our inception and therefore have not been subject to federal income taxes. As of December 31, 2000, we had net operating loss ("NOL") and research and development tax credit carryforwards for federal income tax purposes of approximately $55.0 million and $614,000, respectively, available to reduce future federal income taxes. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards generated prior to certain ownership changes that could limit our ability to use NOL and tax credit carryforwards. Our public offering of Common Stock in 1997 resulted in an ownership change for federal income tax purposes. We estimate that the amount of NOL carryforwards and the credits available to offset federal taxable income subsequent to the ownership change are approximately $31.1 million on a cumulative basis. Accordingly, if we generate taxable income in any year in excess of the then cumulative limitation, we may be required to pay federal income taxes even though we have unexpired NOL carryforwards. In addition, we have NOL's available for state income tax purposes of approximately $7.6 million, available to reduce future state income taxes.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2000.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART  III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on June 1, 2001, under the captions "Election of Directors" and "Executive Compensation," and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE  COMPENSATION

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on June 1, 2001, under the caption "Executive Compensation," and such information is incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on June 1, 2001, under the caption "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on June 1, 2001, under the caption "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

PART  IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)     DOCUMENTS  INCLUDED  IN  THIS  REPORT:

1.     FINANCIAL  STATEMENTS
                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . . .  F-1

Balance Sheets as of December 31, 1999 and 2000. . . . . . . . . . . . . .  F-2

Statements of Operations for the years ended
December 31, 1998, 1999 and 2000 . . . . . . . . . . . . . . . . . . . . .  F-3

Statements of Stockholders' Equity for the years ended
December 31, 1998, 1999 and 2000 . . . . . . . . . . . . . . . . . . . . .  F-4

Statements of Cash Flows for the years ended
December 31, 1998, 1999 and 2000 . . . . . . . . . . . . . . . . . . . . .  F-5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .  F-6

2.   FINANCIAL  STATEMENT  SCHEDULES

          All other schedules are omitted because they are not applicable, not required, or because the required information is contained in the Company's financial statements and the notes thereto.

(B)  REPORTS  ON  FORM  8-K:

          On July 7, 2000, we filed a Current Report on Form 8-K to report that:
     (i) a complaint was filed in alleging that tissue banks, including LifeCell, routinely fail to obtain proper informed consent when soliciting the donation of human tissue for transplant and make profits from the storing, processing and distributing of human tissue in contravention of California law, and (ii) a complaint was filed in New Jersey alleging that LifeCell and Obagi, its marketing agent, disseminated false advertisements with respect to the marketing of LifeCell's Cymetra product.

          On September 6, 2000, we filed a Current Report on Form 8-K to report that we had entered into purchase agreements for the private placement of 2,500,000 shares of our Common Stock with selected accredited investors at a price of $4.00 per share.

          On September 26, 2000, we filed a Current Report on Form 8-K to report that we entered into a settlement agreement for a previously announced lawsuit filed by Inamed Corporation against LifeCell and its co-promotion partner, Obagi Medical Products.

          On October 31, 2000, we filed a Current Report on Form 8-K to report that we completed the private placement of 2,500,000 shares of our Common Stock with selected accredited investors at a price of $4.00 per share.

          On January 5, 2001, we filed a Current Report on Form 8-K to report that a complaint was filed in New York alleging that LifeCell, Gruntal & Co., L.L.C. and Prudential Securities, Inc. violated Section 10(b) of the Securities Exchange Act of 1934 by making purportedly false and misleading statements in connection with LifeCell's private placement of Common Stock in October 2000.

(C)  EXHIBITS:

          Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

          Exhibits designated by the symbol are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 14.

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

10.12+   Agreement dated July 1, 1997, between LifeCell Corporation and Stephen A. Livesey (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 333-37123 on Form S-2 filed with the Commission on October 3, 1997).

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

10.15    Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell
         Corporation dated June 17, 1999 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
         Report on Form 10-Q filed with the Commission on November 15, 1999.)

10.16*   Amendment dated September 21, 1999 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation.

10.17*   Amendment dated April 7, 2000 to Lease Agreement by and between Maurice M. Weill, Trustee for
         Branchburg Property and LifeCell Corporation.

10.18    Stock Purchase Warrant dated November 17, 1999, issued to The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration No. 333-
         94715) filed with the Commission on January 14, 2000.)

10.19    Loan Agreement dated December 6, 1999 between LifeCell Corporation and Transamerica Business
         Credit Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1999).

10.20    Stock Purchase and Registration Rights Agreements dated November 17, 1999 between LifeCell
         Corporation and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.18 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.21    Second Amended and Restated Voting Agreement dated as of April 13, 2000 among the Company and the
         Series B Preferred Shareholders (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
         Report on Form 10-Q filed with the Commission on May 12, 2000).

10.22    LifeCell Corporation Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the
         Company's Quarterly Report on Form 10-Q filed with the Commission on July 28, 2000).

10.23    Loan Agreement dated May 31, 2000 between LifeCell Corporation and Public Service Millennium
         Economic Development Fund L.L.C. (incorporated by reference to Exhibit 10.2 of the Company's
         Quarterly Report on Form 10-Q filed with the Commission on July 28, 2000).

10.24    Loan Agreement dated June 9, 2000 between LifeCell Corporation and   The New Jersey Economic
         Development Authority (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on
         Form 10-Q filed with the Commission on July 28, 2000).

10.25    Form of Purchase Agreement dated September 1, 2000 between LifeCell Corporation and Certain
         Investors (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
         filed with the Commission on November 13, 2000).


10.26*+  Form of Change in Control Agreement

10.27*   Stock Purchase Warrant dated October 31, 2000, issued to Prudential Securities Incorporated

10.28*   Stock Purchase Warrant dated October 31, 2000, issued to Gruntal & Co., L.L.C.

23.1*    Consent of Arthur Andersen LLP.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIFECELL  CORPORATION
                                            (Registrant)


                                       By: /s/  Paul  G.  Thomas
                                          --------------------------------------
                                          Paul  G.  Thomas
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors

Dated: March 29, 2001.

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                          TITLE                        DATE
-----------------------  ---------------------------------------  --------------
/s/ Paul G. Thomas       President and Chief Executive            March 29, 2001
-----------------------  Officer (Principal Executive Officer)
Paul G. Thomas


/s/ Steven T. Sobieski   Sr. Vice President and Chief Financial   March 29, 2001
-----------------------  Officer (Principal Financial Officer)
Steven T. Sobieski


/s/ Bradly C. Tyler      Controller                               March 29, 2001
-----------------------  (Principal Accounting Officer)
Bradly C. Tyler


/s/ Michael A. Cahr      Director                                 March 29, 2001
-----------------------
Michael A. Cahr


/s/ Peter D. Costantino  Director                                 March 29, 2001
-----------------------
Peter D. Costantino


/s/ James G. Foster      Director                                 March 29, 2001
-----------------------
James G. Foster


/s/ Stephen A. Livesey   Director                                 March 29, 2001
-----------------------
Stephen A. Livesey


/s/ David A. Thompson    Director                                 March 29, 2001
-----------------------
David A. Thompson

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To  LifeCell  Corporation:



     We have audited the accompanying balance sheets of LifeCell Corporation (a Delaware corporation) as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeCell Corporation as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                     /s/ ARTHUR  ANDERSEN  LLP

Philadelphia, Pennsylvania
March 27, 2001

                                        LIFECELL CORPORATION

                                           BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                     ----------------------------
                                                                         1999           2000
                                                                     -------------  -------------
                           Assets

Current assets
  Cash and cash equivalents                                          $  4,737,000   $  5,220,000
  Short-term investments                                                  315,000        315,000
  Accounts and other receivables, net of allowance for doubtful
    accounts of  $175,000 in 1999 and $170,000 in 2000                  2,557,000      4,287,000
  Inventories                                                           3,202,000      4,711,000
  Prepayments and other                                                   160,000        269,000
                                                                     -------------  -------------
          Total current assets                                         10,971,000     14,802,000

Fixed assets, net                                                       6,548,000      9,991,000
Other assets, net                                                         564,000        617,000
                                                                     -------------  -------------
Total assets                                                         $ 18,083,000   $ 25,410,000
                                                                     =============  =============

              Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                   $    741,000   $  2,434,000
  Accrued liabilities                                                   4,896,000      3,025,000
  Notes payable                                                         2,792,000      2,859,000
  Current portion of long-term debt                                             -      1,154,000
                                                                     -------------  -------------
          Total current liabilities                                     8,429,000      9,472,000
                                                                     -------------  -------------

Deferred revenue                                                          405,000        794,000
                                                                     -------------  -------------
Long-term debt                                                                  -      2,272,000
                                                                     -------------  -------------
Other long-term liabilities                                                     -         83,000
                                                                     -------------  -------------

Commitments and contingencies (Note 12)

Stockholders' equity
  Series B preferred stock, $.001 par value, 182,205 shares
    authorized; shares issued and outstanding 118,016 in 1999 and
    95,931 in 2000 (liquidation preference at December 31, 2000 of
    $ 9,593,000)                                                                -              -
  Undesignated preferred stock, $.001 par value 1,817,795
    shares authorized, none issued and outstanding                              -              -
  Common stock, $.001 par value, 48,000,000 shares authorized;
    shares issued and oustanding 12,899,643 in 1999 and 16,709,368
    in 2000                                                                13,000         17,000
  Warrants outstanding to purchase 3,466,399 and 3,370,298
  shares of common stock, respectively                                    888,000      1,269,000
  Additional paid-in capital                                           62,726,000     73,612,000
  Accumulated deficit                                                 (54,378,000)   (62,109,000)
                                                                     -------------  -------------
          Total stockholders' equity                                    9,249,000     12,789,000
                                                                     -------------  -------------
Total liabilities and stockholders' equity                           $ 18,083,000   $ 25,410,000
                                                                     =============  =============

   The accompanying notes are an integral part of these financial statements.

                                LIFECELL CORPORATION
                              STATEMENTS OF OPERATIONS


                                                 For the Year Ended December 31,
                                            ----------------------------------------
                                                1998          1999          2000
                                            ------------  ------------  ------------
Revenues:

  Product revenues                          $ 7,245,000   $11,912,000   $21,330,000
  Research grant revenues                       747,000       764,000     1,442,000
                                            ------------  ------------  ------------
     Total revenues                           7,992,000    12,676,000    22,772,000
                                            ------------  ------------  ------------
Costs and Expenses:

  Cost of products sold                       2,837,000     3,452,000     6,949,000
  Research and development                    3,376,000     3,871,000     4,523,000
  General and administrative                  3,484,000     4,840,000     6,180,000
  Selling and marketing                       6,500,000     7,236,000    11,779,000
  Relocation costs                                    -     2,937,000             -
                                            ------------  ------------  ------------
     Total costs and expenses                16,197,000    22,336,000    29,431,000
                                            ------------  ------------  ------------
Loss From Operations                         (8,205,000)   (9,660,000)   (6,659,000)

  Interest and other income (expense), net      864,000       468,000      (479,000)
                                            ------------  ------------  ------------

Net Loss                                     (7,341,000)   (9,192,000)   (7,138,000)

Preferred Stock Dividends                      (723,000)     (710,000)     (636,000)
                                            ------------  ------------  ------------
Net Loss Applicable to Common Stockholders  $(8,064,000)  $(9,902,000)  $(7,774,000)
                                            ============  ============  ============
Loss Per Common Share-Basic and Diluted     $     (0.72)  $     (0.83)  $     (0.54)
                                            ============  ============  ============
Shares Used in Computing Loss Per
  Common Share-Basic and Diluted             11,228,912    11,937,532    14,372,083
                                            ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                     LIFECELL CORPORATION
                                              STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     SERIES B                                    WARRANTS TO PURCHASE
                                                  PREFERRED STOCK      COMMON STOCK         COMMON STOCK          ADDITIONAL
                                                  ------------------------------------------------------------     PAID-IN
                                                  SHARES   AMOUNT     SHARES    AMOUNT     SHARES      AMOUNT       CAPITAL
                                                 -----------------------------------------------------------------------------
Balance at December 31, 1997                     125,441   $     -  11,012,906  $11,000  3,163,478   $  299,000   $56,361,000
  Stock options exercised                              -         -      12,550        -          -            -        43,000
  Warrants exercised                                   -         -       4,965        -    (11,290)      (1,000)        1,000
  Expiration of warrants                               -         -           -        -    (20,000)           -             -
  Warrants issued to purchase Common Stock             -         -           -        -     50,000            -             -
  Conversion of Series B preferred stock          (6,357)        -     205,060        -          -            -             -
  Common Stock issued for cash, and
    conversion of license fee                          -         -     376,371    1,000          -            -     2,000,000
  Stock options issued for services                    -         -           -        -          -            -        22,000
  Dividends paid on Series B preferred stock           -         -           -        -          -            -             -
  Dividends accrued on Series B preferred stock        -         -           -        -          -            -             -
  Net Loss                                             -         -           -        -          -            -             -
                                                 -----------------------------------------------------------------------------
Balance at December 31, 1998                     119,084         -  11,611,852   12,000  3,182,188      298,000    58,427,000
  Stock options exercised                              -         -     219,764        -          -            -       670,000
  Warrants issued to purchase Common Stock             -         -           -        -    284,211      590,000      (382,000)
  Conversion of Series B preferred stock          (1,068)        -      34,450        -          -            -             -
  Common Stock issued for cash                         -         -   1,033,577    1,000          -            -     4,011,000
  Dividends paid on Series B preferred stock           -         -           -        -          -            -             -
  Dividends accrued on Series B preferred stock        -         -           -        -          -            -             -
  Net Loss                                             -         -           -        -          -            -             -
                                                 -----------------------------------------------------------------------------
Balance at December 31, 1999                     118,016         -  12,899,643   13,000  3,466,399      888,000    62,726,000
  Stock options exercised                              -         -     206,311        -          -            -       726,000
  Warrants exercised                                   -         -     299,324        -   (327,896)     (26,000)    1,227,000
  Expiration of warrants                               -         -           -        -    (60,000)           -             -
  Warrants issued to purchase Common Stock             -         -           -        -    291,795      407,000      (407,000)
  Conversion of Series B Preferred               (24,927)        -     804,090    1,000          -            -         1,000
  Common Stock issued for cash                         -         -   2,500,000    3,000          -            -     9,055,000
  Dividends paid on Series B preferred stock       2,842         -           -        -          -            -       284,000
  Dividends accrued on Series B preferred stock        -         -           -        -          -            -             -
  Net Loss                                             -         -           -        -          -            -             -
                                                 -----------------------------------------------------------------------------
Balance at December 31, 2000                      95,931   $     -  16,709,368  $17,000  3,370,298   $1,269,000   $73,612,000
                                                 =============================================================================

                                                                   TOTAL
                                                  ACCUMULATED   STOCKHOLDERS'
                                                    DEFICIT        EQUITY
                                                 ----------------------------
Balance at December 31, 1997                     $(36,412,000)  $20,259,000
  Stock options exercised                                   -        43,000
  Warrants exercised                                        -             -
  Expiration of warrants                                    -             -
  Warrants issued to purchase Common Stock                  -             -
  Conversion of Series B preferred stock                    -             -
  Common Stock issued for cash, and
    conversion of license fee                               -     2,001,000
  Stock options issued for services                         -        22,000
  Dividends paid on Series B preferred stock         (543,000)     (543,000)
  Dividends accrued on Series B preferred stock      (180,000)     (180,000)
  Net Loss                                         (7,341,000)   (7,341,000)
                                                 ---------------------------
Balance at December 31, 1998                      (44,476,000)   14,261,000
  Stock options exercised                                   -       670,000
  Warrants issued to purchase Common Stock                  -       208,000
  Conversion of Series B preferred stock                    -             -
  Common Stock issued for cash                              -     4,012,000
  Dividends paid on Series B preferred stock         (531,000)     (531,000)
  Dividends accrued on Series B preferred stock      (179,000)     (179,000)
  Net Loss                                         (9,192,000)   (9,192,000)
                                                 ---------------------------
Balance at December 31, 1999                      (54,378,000)    9,249,000
  Stock options exercised                                   -       726,000
  Warrants exercised                                        -     1,201,000
  Expiration of warrants                                    -             -
  Warrants issued to purchase Common Stock                  -             -
  Conversion of Series B Preferred                          -         2,000
  Common Stock issued for cash                              -     9,058,000
  Dividends paid on Series B preferred stock         (449,000)     (165,000)
  Dividends accrued on Series B preferred stock      (144,000)     (144,000)
  Net Loss                                         (7,138,000)   (7,138,000)
                                                 ---------------------------
Balance at December 31, 2000                     $(62,109,000)  $12,789,000
                                                 ===========================

The  accompanying  notes  are  an  integral  part of these financial statements.

                                        LIFECELL CORPORATION

                                      STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                               1998           1999          2000
                                                           -------------  ------------  ------------
Cash Flows from Operating Activities:
  Net loss                                                 $ (7,341,000)  $(9,192,000)  $(7,138,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                               495,000       411,000     1,290,000
    Provision for bad debts                                       6,000       175,000       155,000
    Stock and warrant compensation expense                       22,000             -             -
    Loss on asset disposals                                           -       335,000             -
    Accretion of debt discount                                        -             -        69,000
  Change in assets and liabilities:
    Increase in accounts and other receivables                 (294,000)   (1,348,000)   (1,885,000)
    Increase in inventories                                    (813,000)   (1,453,000)   (1,509,000)
    Increase in prepayments and other                          (109,000)     (152,000)     (115,000)
    (Decrease) increase in accounts payable and
      accrued liabilities                                       253,000     2,688,000      (141,000)
  Increase (decrease) in deferred revenues                      (60,000)      405,000       389,000
  Increase in other liabilities                                       -             -        83,000
                                                           -------------  ------------  ------------
    Net cash used in operating activities                    (7,841,000)   (8,131,000)   (8,802,000)
                                                           -------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures                                         (832,000)   (5,885,000)   (4,681,000)
  Additions to patents                                          (83,000)     (109,000)      (99,000)
  Purchase of short-term investments                         (4,001,000)     (315,000)            -
  Sales of short-term investments                                     -     4,001,000             -
                                                           -------------  ------------  ------------
     Net cash used in investing activities                   (4,916,000)   (2,308,000)   (4,780,000)
                                                           -------------  ------------  ------------
Cash Flows from Financing Activities
  Proceeds from issuance of stock and warrants                  544,000     4,682,000    10,987,000
  Proceeds from issuance of notes payable                             -     3,000,000             -
  Proceeds from issuance of long-term debt                            -             -     3,653,000
  Principal payments on long-term debt                                -             -      (227,000)
  Payments on notes payable                                           -             -        (2,000)
  Cash dividends paid                                          (543,000)     (531,000)     (346,000)
                                                           -------------  ------------  ------------
    Net cash provided by financing activities                     1,000     7,151,000    14,065,000
                                                           -------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents        (12,756,000)   (3,288,000)      483,000
Cash and cash equivalents at beginning of period             20,781,000     8,025,000     4,737,000
                                                           -------------  ------------  ------------
Cash and cash equivalents at end of period                 $  8,025,000   $ 4,737,000   $ 5,220,000
                                                           =============  ============  ============


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                   $      2,000   $         -   $   683,000
                                                           =============  ============  ============
Supplemental Disclosure of Non-cash Financing Activities:
  Series B preferred stock dividends                       $          -   $         -   $   284,000
                                                           =============  ============  ============
  Common stock issued in exchange for deferred credit      $  1,500,000   $         -   $         -
                                                           =============  ============  ============
  Fair value of warrants issued in connection with:
    Notes payable                                          $          -   $   208,000   $         -
                                                           =============  ============  ============
    Common stock                                           $          -   $         -   $   407,000
                                                           =============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.     ORGANIZATION

          LifeCell Corporation ("LifeCell" or "the Company") develops and markets biologic solutions for the repair, replacement and preservation of human tissue. The Company's tissue products are subject to regulation by the United States Food and Drug Administration. LifeCell was incorporated in Delaware in 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. The Company began commercial sales of its first tissue product during 1994.

          LifeCell expects to incur operating losses as well as negative cash flow from operations in the short-term in connection with expansion of its sales and marketing efforts with respect to current products and to continue its product development programs. The Company's ability to increase revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance of its current products and its ability to commercialize products currently under development. The Company expects that its current resources, together with anticipated product revenues and research and development grant funding, will satisfy its cash requirements for at least the next twelve months. However, there can be no assurance that such sources of funds will be sufficient to meet its needs and as a result, LifeCell may need additional funding to operate its business. The Company has no commitments for any future funding and there can be no assurance that it will be able to obtain additional funding from either debt or equity financing, bank loans, collaborative arrangements or other sources on acceptable terms, or at all. If adequate funds are not available, the Company expects it will be required to delay, scale back or eliminate one or more of its product development programs.


2.   ACCOUNTING  POLICIES

     Cash  and  Cash  Equivalents  and  Short-term  Investments
          The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at cost, net of any unamortized premiums or discounts, which approximates fair value.

     Inventories
          Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.

     Fixed  Assets
          Fixed assets are stated at cost less accumulated depreciation. Major expenditures that improve or extend the life of the assets are capitalized whereas maintenance and repairs are expensed as incurred. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation of office equipment, furniture and fixtures is computed on the straight-line method based on the estimated useful lives of the assets of five years. Depreciation of machinery and equipment is computed on the straight-line method based on the estimated useful lives of the assets of five to ten years. The cost of leasehold improvements is depreciated over the shorter of the lease term or the estimated useful life of the asset.

          Whenever events and circumstances indicate that the value of a fixed asset may not be recoverable, the Company reviews the recorded carrying value for impairment. As of December 31, 2000, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are required.

                              LIFECELL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


     Deferred  Patent  Costs
          The Company capitalizes external legal costs associated with obtaining patents. Such costs are amortized to expense on a straight-line basis over the legal life of the patent. Net deferred patent costs are included in Other assets, net in the accompanying balance sheet.

     Revenue  Recognition
          Product revenues are recognized when the product is shipped to fill customer orders. Research grant revenues are recognized as the work is performed unless the Company has continuing performance obligations, in which case, revenue is recognized upon the satisfaction of such obligations. Revenue received, but not yet earned, is recorded as deferred revenue.

     Research  and  Development  Expense
          Research  and  development  costs  are  expensed  when  incurred.

     Loss  Per  Common  Share
          Loss per Common share has been computed by dividing net loss, increased by stated dividends on Series B Preferred Stock, by the weighted average number of shares of Common Stock outstanding during each year. In all years, common stock equivalents, including stock options, warrants and the Series B Preferred Stock, were antidilutive and, accordingly, were not included in the computation.

          Diluted loss per Common share is the same as basic loss per Common share in all years due to the antidilutive nature of the Company's common stock equivalents.

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

     Fair  Value  of  Financial  Instruments
          Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, debt and certain current liabilities. The carrying amounts reported in the balance sheet for these items approximate fair value. The carrying amount of long-term debt obligations approximates fair value at the balance sheet date.

     Concentrations  of  Credit  Risk
          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company has investment policies that limit investments of excess cash to investment grade securities. The Company provides credit, in the normal course of business to hospitals, medical professionals and distributors. The Company performs ongoing credit evaluations of its customers' financial condition to minimize risk of loss. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred.

                              LIFECELL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


     New  Accounting  Pronouncements
          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The bulletin is based upon existing accounting rules and provides specific guidance on how those accounting rules should be applied. SAB No. 101 is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Management believes that its revenue recognition policies are in compliance with the provisions of SAB No. 101, and therefore the adoption of SAB No. 101 on January 1, 2000 had no impact on the Company's financial statements.

3.   INVENTORIES

          Inventories  consist  of  the  following  at  December  31,:

                           1999        2000
                        ----------  ----------
Raw materials           $1,081,000  $  929,000
In-process               1,215,000   2,259,000
Finished goods             906,000   1,523,000
                        ----------  ----------
     Total inventories  $3,202,000  $4,711,000
                        ==========  ==========

4.   FIXED  ASSETS

          Fixed  assets  consist  of  the  following  at  December  31,:

                                               1999          2000
                                           ------------  ------------

Machinery and equipment                    $ 2,303,000   $ 3,540,000
Leasehold improvements                       4,967,000     7,368,000
Office furniture and fixtures                  869,000     1,912,000
                                           ------------  ------------
                                             8,139,000    12,820,000
Accumulated depreciation and amortization   (1,591,000)   (2,829,000)
                                           ------------  ------------
    Net fixed assets                       $ 6,548,000   $ 9,991,000
                                           ============  ============

5.   ACCRUED  LIABILITIES

          Accrued  liabilities  consist  of  the  following  at  December  31,:

                                       1999        2000
                                    ----------  ----------
Operating expenses and other        $2,484,000  $1,925,000
Agency Fees                                  -     777,000
Employee compensation and benefits   1,095,000     301,000
Relocation costs                     1,079,000           -
Severance expense                      238,000      22,000
                                    ----------  ----------
     Total accrued liabilities      $4,896,000  $3,025,000
                                    ==========  ==========

                              LIFECELL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


6.   DEFERRED  REVENUE

          In March 1999, in conjunction with the signing of a sales and marketing agreement with Boston Scientific Corporation, the Company issued 108,577 shares of Common Stock at a premium of $506,000 over the closing market price of the Company's Common Stock on the date of issuance. This premium, which was recorded as deferred revenue and is being recognized over the five-year term of the agreement, represented a payment for marketing rights. The total equity investment was valued at $1 million less offering costs of $100,000 (see Note
8).

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


7.   FINANCING  ARRANGEMENTS  AND  LONG-TERM  DEBT

          In December 1999, the Company entered into a loan and security agreement with a financial institution that provides for a revolving loan of $3 million and a term loan of $2.5 million. In December 1999, the Company borrowed $3 million on the revolving loan and in February 2000, the Company borrowed $2.5 million under the term loan. The revolving loan requires monthly interest payments based on an annual interest rate of prime rate plus 3%, which approximated 12.5% during 2000. At December 31, 2000 the interest rate on the revolving loan was 12.5%. The term loan bears interest at an annual rate of 14.2%. Interest only was payable monthly through and including September 1, 2000. Thereafter, the term loan is repayable in equal monthly installments of principal and interest of $100,000, commencing October 1, 2000, and continuing through and including March 1, 2003. This credit facility is secured by the Company's accounts receivable, inventory, intellectual property, intangibles and fixed assets and is guaranteed by the New Jersey Economic Development Authority. In conjunction with this credit facility, the Company also issued warrants to purchase 84,211 shares of the Company's Common Stock at a price of $4.75 per share (see Note 8). The warrants, which expire in December 2004, were valued at $208,000 and recorded as a reduction of debt outstanding. The value of the warrant will be accreted over the term of the loan agreement as additional interest expense. In March 2001, the financial institution agreed to extend the maturity date of the revolving loan through January 31, 2002. In consideration for the one-year extension, the Company re-priced the exercise price on the previously issued warrants to $2.00 per share. This change resulted in a $43,000 increase to the previously recorded value of the warrants which will be accreted over the remaining term of the revolving loan as additional interest expense.

          In June 2000, the Company entered into a term loan agreement with the New Jersey Economic Development Authority to borrow $500,000. The loan bears an interest rate of 6.5%. Interest only was payable monthly commencing on July 1, 2000 and continuing through and including December 1, 2000. Thereafter, the loan is repayable in equal monthly installments of principal and interest of $18,000, commencing January 1, 2001 and continuing through and including September 1, 2003. The loan is secured by the Company's accounts receivable, inventory and fixed assets.

                              LIFECELL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


          In June 2000, the Company entered into a term loan agreement with a financial institution to borrow $653,000. The loan bears an interest rate of 9% and is repayable in ten equal annual installments of principal and interest of $106,000, commencing August 1, 2001 and continuing through and including August 1, 2010. This loan is secured by payments that the Company is entitled to receive through a New Jersey Business Employment Incentive Grant. Such payments have been assigned to the lender and will be used to satisfy the Company's obligations under the loan agreement as they are received.


          Long  term  borrowings  have  the  following  scheduled  maturities:

2001             $1,154,000
2002              1,378,000
2003                505,000
2004                106,000
2005 and beyond     283,000
                 ----------
     Total       $3,426,000
                 ==========


8.   CAPITAL  STOCK

     Series  B  Preferred  Stock

          During November 1996, the Company issued 124,157 shares of Series B Preferred Stock and warrants to acquire 2,803,530 shares of Common Stock for gross proceeds of approximately $12.4 million in a private placement. Each share of Series B Preferred Stock is initially convertible at any time at the option of the holder into approximately 32.26 shares of Common Stock (3,094,734 shares of Common Stock at December 31, 2000), subject to adjustment for dilutive issuances of securities. The Series B Preferred Stock has a liquidation preference of $100 per share, or $9,593,100 as of December 31, 2000, and shares ratably in any residual assets after payment of such liquidation preference. The Series B Preferred Stock will be automatically converted into Common Stock if the closing price of the Company's Common Stock averages or exceeds $9.30 per share for 30 consecutive trading days.

          The Series B Preferred Stock bears cumulative dividends, payable quarterly, for five years at the greater of the annual rate of $6.00 per share or the rate of any dividends paid on other series of stock. Dividends may be paid in cash, in additional shares of Series B Preferred Stock based on the liquidation value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. On all matters for which the Company's stockholders are entitled to vote, each share of Series B Preferred Stock will entitle the holder to one vote for each share of Common Stock into which the share of Series B Preferred Stock is then convertible. Additionally, the holders of Series B Preferred Stock have the right to elect up to two directors to the Board of Directors of the Company. While the preferred shares are outstanding or any dividends are owned thereon, the Company may not declare or pay cash dividends on its Common Stock. During 1999 and 2000, the Company paid cash dividends on the Series B Preferred Stock of $531,000 and $346,000, respectively. Additionally, in 2000 the Company paid dividends equivalent to $284,000 through the issuance of 2,842 shares of Series B Preferred Stock. The Company accrued dividends of $144,000 at December 31, 2000.

                              LIFECELL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


Common  Stock
          During 1998, the Company issued 4,965 shares of Common Stock upon the net exercise of warrants to acquire 11,290 shares of Common Stock, the Company issued 65,600 shares of Common Stock to an unaffiliated party in connection with the settlement of prior litigation and the Company issued 310,771 shares of Common Stock as a result of the mutually agreed upon termination of the license and development agreement relating to heart valves.

          In December 1998, as a result of terminating a license and development agreement, the $1.5 million up-front licensing fee paid by Medtronic Inc. to LifeCell in 1994 converted into 310,771 shares of newly issued LifeCell Common Stock.

          In March 1999, the Company issued 108,577 shares of Common Stock in connection with the signing of a distribution agreement at a price of $9.21 per share representing a 154% premium over the then-prevailing market price. The premium was recorded as deferred revenue and is being recognized over the term of the agreement (see Note 6). The proceeds of this offering were $1,000,000 before deducting offering costs of approximately $100,000.

          In November 1999, the Company issued 925,000 shares of Common Stock in a private placement at a price of $4.20 per share. The proceeds of the offering were approximately $3.9 million before deducting offering costs of approximately $267,000. Pursuant to the terms of the purchase agreement, the Company will be required to issue additional shares to the investor if the market price of the Company's Common Stock is below $4.00 per share on the second and/or third anniversary of the date of issuance of the Common Stock.

          In October 2000, the Company issued 2,500,000 shares of Common Stock in a private placement at a price of $4.00 per share. The proceeds of the offering were approximately $10.0 million before deducting placement agent fees and offering costs of $942,000.

     Options
          The Company's Amended and Restated 1992 Stock Option Plan (the "1992 Plan") provides for the grant of options to purchase up to 2,500,000 shares of Common Stock. In June 2000, the stockholders of the Company approved the Year 2000 Stock Option Plan (the "2000 Plan") which provides for grants of incentive stock options and non-qualified stock options. An aggregate of 1,500,000 shares of common stock are authorized for issuance under the 2000 Plan, which amount is subject to adjustment in the event of certain changes in the Company's capitalization, a merger, or a similar transaction. Such shares may be treasury shares or newly issued shares or a combination of both.

          Granted options generally become exercisable over a four-year period, 25 percent per year beginning on the first anniversary of the date of grant. To the extent not exercised, options generally expire on the tenth anniversary of the date of grant, except for employees who own more than 10 percent of all the voting shares of the Company, in which event the expiration date is the fifth anniversary of the date of grant. All options granted under the plans have exercise prices equal to the fair market value at the date of grant.

          The Second Amended and Restated 1993 Non-Employee Director Stock Option Plan ("Director Plan") provides for the grant of options to purchase up to 750,000 shares of Common to non-employee directors. The provisions of the Director Plan provide for an initial grant of options to purchase 25,000 shares of Common Stock for newly elected non-employee directors and an annual grant of an option to purchase 10,000 shares upon re-election to the Company's Board. Options under the Director Plan have exercise prices equal to the fair market value at the date of grant, vest one year after date of grant and expire after 10 years.

                              LIFECELL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


          A summary of stock option activity for the years 1998, 1999 and 2000 is as follows:

                                                                                     Weighted
                                      1992          2000       Director     Total    Average
                                      Stock         Stock        Stock      Stock    Exercise
                                   Option Plan   Option Plan  Option Plan  Options   Price ($)
                                  ------------  ------------  ---------  ----------  --------
Balance at December 31, 1997        1,037,320            --    145,000   1,182,320   $   3.67
  Granted                             946,700            --     30,000     976,700       5.09
  Exercised                           (12,550)           --         --     (12,550)      3.49
  Forfeited                          (141,767)           --         --    (141,767)      5.65
                                  ------------  ------------  ---------  ----------
Balance at December 31, 1998        1,829,703            --    175,000   2,004,703       4.22
  Granted                             761,450            --     80,000     841,450       4.17
  Exercised                          (154,764)           --    (65,000)   (219,764)      3.05
  Forfeited                          (160,468)           --         --    (160,468)      5.21
                                  ------------  ------------  ---------  ----------
Balance at December 31, 1999        2,275,921            --    190,000   2,465,921       4.24
  Granted                             203,050       528,500     50,000     781,550       4.27
  Exercised                           (76,311)           --    (20,000)    (96,311)      4.15
  Forfeited                          (207,787)      (10,950)   (65,000)   (283,737)      5.16
                                  ------------  ------------  ---------  ----------
Balance at December 31, 2000        2,194,873       517,550    155,000   2,867,423       4.16
                                  ============  ============  =========  ==========
Exercisable at December 31, 1998      701,528            --    145,000     846,528   $   3.45
Exercisable at December 31, 1999      940,958            --    110,000   1,050,958       3.98
Exercisable at December 31, 2000    1,258,348        31,250    115,000   1,404,598       4.04

Available for grant at
  December 31, 2000                    11,053       982,450    505,000   1,498,503

                                Options Outstanding            Options Exercisable
                      -------------------------------------  -----------------------
                                       Weighted                  Number
                         Number        Average      Weighted  Exercisable   Weighted
                      Outstanding at   Remaining    Average       at        Average
      Range of         December 31,   Contractual   Exercise  December 31,  Exercise
   Exercise Prices        2000        Life (Years)   Price        2000       Price
--------------------  --------------  ------------  --------  ------------  --------
$  0.73  to  $  1.99           1,041           5.3  $   1.23           541  $  0.73
   2.00  to     2.99         453,850           8.0      2.26       198,850     2.44
   3.00  to     3.99       1,054,119           4.6      3.76       745,719     3.73
   4.00  to     4.99         669,763           4.3      4.19       225,301     4.17
   5.00  to     5.99         414,750           8.6      5.37        89,063     5.25
   6.00  to     6.99         245,750           7.5      6.62       135,125     6.63
   7.00  to    11.00          28,150           6.5     10.30        10,000    11.00
                      --------------  ------------             -----------
$  0.73  to  $ 11.00       2,867,423           5.9  $   4.16     1,404,598  $  4.04
                      ==============  ============            ============

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


          In addition to the amounts set forth in the table above, during 1996 the Company granted options to purchase 220,000 shares of Common Stock not pursuant to a plan, to directors who resigned upon the closing of the sale of the Series B Preferred Stock. At December 31, 2000, options to acquire 110,000 shares of Common Stock remained outstanding with a weighted average exercise price of $5.30. The weighted average remaining contractual life of the outstanding option grants was 4.4 years as of December 31, 2000.

          The Company accounts for its employee stock-based compensation plans under APB No. 25 and its related interpretations. Accordingly, deferred compensation expense is recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation is amortized over the vesting period of each option. As the exercise price of options granted under the 1992 Plan, the 2000 Plan and the Director Plan has been equal to or greater than the market price of the Company's stock on the date of grant, no compensation expense related to these plans has been recorded. Had compensation expense for its 1992 Plan, 2000 Plan and Director Plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                         1998          1999           2000
                                     ------------  -------------  ------------
Net Loss:
As reported                          $(7,341,000)  $ (9,192,000)  $(7,138,000)
Pro forma                             (9,105,000)   (11,158,000)   (8,921,000)
Loss Per Share (Basic and Diluted):
As reported                                (0.72)         (0.83)        (0.54)
Pro forma                                  (0.88)         (0.99)        (0.67)

          Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

          Under the provisions of SFAS No. 123, the weighted average fair value of options granted in 1998, 1999, and 2000 was $3.99, $2.64 and $2.62 per share, respectively, under the 1992 Plan. The weighted average fair value of options granted in 2000 was $2.68 per share under the 2000 Plan. The weighted average fair value of options granted in 1998, 1999, and 2000 was $5.33, $2.76 and $3.71 per share, respectively, under the Director Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000, respectively: a weighted average risk-free interest rate of approximately 4% - 7% percent for all years; no expected dividend yield during the expected life of the option; expected lives of 5 to 6 years for each grant and expected volatility between 64 and 112 percent.

     Warrants

          As of December 31, 2000, warrants to acquire a total of 3,370,298 shares of Common Stock were outstanding as set forth below.

          During 1996, the Company issued warrants, with an exercise price of $4.13 per share, to acquire 2,803,530 shares of Common Stock in conjunction with the sale of the Series B Preferred Stock (the "1996 Warrants"). The warrants expire in November 2001, are callable if the average closing price of the Company's Common Stock for any 30 consecutive trading days equals or exceeds three times the then-exercise price and allow cashless exercise. The 1996 Warrants also have provisions for adjustment of the exercise price and number of shares for below-exercise price issuance of securities. In 2000, in connection with the sale of its Common Stock at $4.00 per share, the Company adjusted the exercise price of the 1996 Warrants to $4.07 per share and increased the number of shares by 37,026. As of December 31, 2000, the 1996 Warrants to acquire 2,614,278 shares of Common Stock were outstanding.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


          Additionally, in 1996 the Company issued warrants, with an exercise price of $4.50 per share, to acquire 354,734 shares of Common Stock to the placement agent for the Series B Preferred Stock ("Agent Warrants"). The warrants expire in November 2001 and allow cashless exercise. The Agent Warrants also have provisions for adjustment of the exercise price and number of shares for below-exercise price issuance of securities. In 2000, in connection with the sale of its Common Stock at $4.00 per share, the Company adjusted the exercise price of the Agent Warrants to $4.36 per share and increased the number of shares by 4,769. As of December 31, 2000, Agent Warrants to acquire 196,809 shares of Common Stock were outstanding.

          During November 1999, the Company issued warrants, with an exercise price of $5.46 per share, to acquire 200,000 shares of Common Stock in conjunction with the sale of Common Stock. These warrants expire in November 2004. These warrants have provisions for adjustment of the exercise price if the market price of the Company's Common Stock is below $4.00 per share on the second and/or third anniversary of the date of grant. Also, during December 1999 the Company issued warrants to acquire 84,211 shares of Common Stock at an exercise price of $4.75 per share in conjunction with the issuance of notes payable. These warrants expire in December 2004. In January 2001, in consideration for a one-year extension of the maturity date of the revolving loan, the Company adjusted the exercise price on the previously issued warrants to $2.00 per share (see Note 7).

          During October 2000, in connection with the sale of Common Stock, the Company issued warrants to the placement agents at an exercise price of $5.00 per share, to acquire 250,000 shares of its Common Stock. These warrants expire in October 2005.

          As of December 31, 2000, additional warrants to acquire 25,000 shares of Common Stock were outstanding with an exercise price of $8.00 per share. Such warrants expired in February 2001.


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

          Relocation costs charged to operations for the year ended December 31, 1999, included the cost of non-relocating employee benefits, asset abandonment and lease termination costs related to the Company's Texas facility, as well as the cost of relocating key employees to New Jersey. In order to induce non-relocating employees to continue their employment during the relocation process, employees were offered a retention bonus, which was only payable if they stayed with the Company until various targeted dates during 1999. If employees resigned prior to such date, they forfeited their retention bonus. Such bonus payments were expensed at the time that they were paid. During the fourth quarter of 1999, because all remaining employees had continued employment through their targeted termination date, the continuing employment condition was waived and the Company recorded a bonus accrual of approximately $174,000 due to these employees as of December 31, 1999. Such amounts were paid out in 2000. Additional retention bonuses of approximately $60,000 paid in 2000 were expensed when incurred. In June 1999, the Company recorded a charge of approximately $335,000 representing the net book value of assets that were abandoned in the second quarter of 1999 when the Company vacated its administrative offices located in Texas. The Company occupied rented office and manufacturing space in Texas pursuant to a lease that extended

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


through January 2001. During the fourth quarter of 1999, the Company recorded a charge of approximately $617,000 representing rent and other facility related expenses related to the termination of the Texas lease. No charge was recorded prior to the fourth quarter of 1999, because the Company had not committed to a specific course of action for exiting the lease of the Texas facility and accordingly, such costs were not quantifiable. The costs of relocating key employees to New Jersey were approximately $1.4 million in 1999 and consisted of home sale and purchase assistance, moving expense, travel and temporary housing. The Company also incurred approximately $78,000 of non-employee related moving costs.

          At December 31, 1999, accrued relocation costs were approximately $1.1 million consisting of approximately $617,000 for lease termination costs, approximately $288,000 for home sale assistance and moving costs and approximately $174,000 for retention payments payable to non-relocating employees.


10.  EMPLOYEE  BENEFIT  PLANS

          The Company maintains a 401(k) retirement savings plan which covers all full-time employees. The Company may, at its discretion, contribute amounts not to exceed each employee's contribution. Participants contributions may not exceed 15% of their annual compensation, subject to annual dollar limits set by the Internal Revenue Service. Participants are always 100% vested in their contributions. Company contributions vest on a graduated basis over five years. Total Company contributions during 1998, 1999 and 2000 were $21,000, $23,000 and $31,000, respectively.

          During 1996, the Company established an Employee Stock Purchase Plan to allow all full-time employees to purchase the Company's Common Stock on the open market using employee and Company matching contributions. Total Company contributions during 1998, 1999, and 2000 were $14,000, $14,000 and $7,000, respectively.

11.     INCOME  TAXES

          As of December 31, 2000, the Company has a net operating loss carryforward ("NOL") for federal income tax purposes of approximately $55.0 million, subject to the limitations described below, expiring as follows:

Year Expires
2001           $  500,000
2002            1,500,000
2003            2,800,000
2004            2,200,000
2005            1,700,000
2006            1,400,000
2007            2,400,000
2008            3,000,000
2009            2,500,000
2010            4,000,000
2011            4,000,000
2012            5,700,000
2018            8,200,000
2019            7,700,000
2020            7,400,000
               ----------
               55,000,000
               ==========

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


          Additionally, the Company has approximately $614,000 of federal research and development tax credit carryforwards which will expire in varying amounts commencing in 2001. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards generated prior to certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of Common Stock in the public offering in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income at December 31, 2000, is approximately $31.1 million on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

          The Company also has a net operating loss carryforward for state income tax purposes of approximately $7.6 million which expire in varying amounts commencing in 2006.

          For financial reporting purposes, a valuation allowance of $19,960,000 has been recorded as of December 31, 2000, to fully offset the deferred tax asset related to these carryforwards. The principal components of the deferred tax asset as of December 31, 1999 and 2000, assuming a 34% federal tax rate, are as follows:

                                                               1999           2000
                                                           -------------  -------------
Temporary differences:
  Deferred revenue                                         $    138,000   $    270,000
  Uniform capitalization of inventory costs                     147,000        160,000
  Other items                                                   140,000        210,000
                                                           -------------  -------------
  Total temporary differences                                   425,000        640,000
  Federal tax losses and credits not currently utilizable    16,513,000     19,320,000
  State tax losses and credits not currently utilizable              --        685,000
                                                           -------------  -------------
Total deferred tax assets                                    16,938,000     20,645,000
                                                           -------------  -------------
  Less valuation allowance                                  (16,938,000)   (20,645,000)
Net deferred tax asset                                     $         --   $         --
                                                           =============  =============

          The net increase in the deferred tax valuation allowance for 1999 and 2000 was $2,551,000 and $3,022,000, respectively. Other than the net operating loss and tax credit carryforwards, there is no significant difference between the statutory federal income tax rate and the Company's effective tax rate during 1998, 1999 and 2000.


12.  COMMITMENTS  AND  CONTINGENCIES

     Litigation

          In May 2000, a complaint was filed in the Superior Court of California, San Bernardino County, Central District, captioned Ann Regner et. al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint was brought as a class action on behalf of all close family members of those deceased persons whose tissues were collected, processed, stored or distributed in California. The complaint alleged that tissue banks routinely fail to obtain proper informed consent from family members when soliciting the donation of human tissue for transplant. The complaint also alleged that the defendants, including the Company, make profits from the storing, processing and distribution of human tissue in contravention

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


of California law. Plaintiffs' application for a preliminary injunction seeking to enjoin the defendants, including the Company, from doing business in California was denied in June 2000. In September 2000, a new complaint was filed in the Superior Court of Los Angeles captioned Regner, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint alleges among other things, defendants, including the Company, make profits from the storing, processing, and distribution of human tissue in contravention of California law. The complaint is not denominated as a class action and does not involve tort theories. The action was brought under a statute that allows individuals to sue on behalf of the people of California for unfair business practices, with the court having the power to award injunctive relief and disgorgement of all profits from the alleged illegal practices. The plaintiffs seek injunctive relief, disgorgement of illegal profits, restitution, statutory penalties, fines and attorney's fees. The May 2000 complaint was dismissed without prejudice in January 2001. The September 2000 complaint is still pending. The Company believes that the claims against it in the new complaint are without merit and intends to vigorously defend against such action.

          In June 2000, a complaint was filed in the United States District Court, District of New Jersey, entitled Inamed Corporation, McGhan Medical Corporation and Collagen Aesthetics, Inc. vs. LifeCell Corporation and Obagi Medical Products, Inc. The complaint alleged that the Company and Obagi, its marketing agent, disseminated false advertisements with respect to the marketing of the Company's Cymetra product that misleadingly compared it to, and unlawfully disparaged, the bovine collagen products of Inamed Corporation and its subsidiaries. In September 2000, the Company entered into a settlement agreement with Inamed Corporation. Under the settlement agreement, the Company and Obagi agreed to discontinue certain comparative marketing and promotion statements on the use of Cymetra for the reconstruction of soft tissue deficits. The Company and Obagi also agreed to jointly make settlement payments to Inamed Corporation totaling $300,000 over an eighteen-month period. The Company recorded a charge of $150,000 in the third quarter of 2000, representing its share of the settlement. The settlement allows the Company and Obagi to revise the marketing and promotional statements for Cymetra commencing in January 2001, as additional scientific data on the use of Cymetra is accumulated.

          In December 2000, a complaint was filed in the Superior Court of California, Los Angeles County, Central District, captioned Thacker, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. This complaint contains similar allegations to the Renger complaint. This action is not denominated as a class action and does not involve tort theories. The action was brought under a statute that allows individuals to sue on behalf of the people of California for unfair business practices, with the court having the power to award injunctive relief and disgorgement of all profits from the alleged illegal practices. The plaintiffs are seeking injunctive relief, disgorgement of illegal profits, restitution, statutory penalties, fines and attorney's fees. The Company believes that the claims against it in this complaint are without merit and intends to vigorously defend against such action.

          In January 2001, a complaint was filed in the United States District Court for the Southern District of New York captioned Special Situations Fund III, L.P., et al., v. LifeCell Corporation, Gruntal & Co., L.L.C. and Prudential Securities, Inc. The complaint alleges that LifeCell, Gruntal and Prudential violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and were liable under New York common law by making purportedly false and misleading statements to the plaintiffs in connection with LifeCell's private placement of common stock and seeks damages in an unspecified amount. Gruntal and Prudential's Vector Healthcare Group acted as placement agents in LifeCell's private placement which closed in October, 2000. On March 15, 2001, the Company filed a motion for dismissal which is pending. The Company believes that the claims against it in this complaint are without merit and intends to vigorously defend against such action.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


          Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending actions. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such actions.

          From time to time the Company is party to various legal proceedings incident to operating a company of its size which are not deemed to be material to its business operations or financial condition. The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover any claims incurred by the Company or that the type of claims will be covered by the terms of insurance coverage.

     License  Agreements

          The Company has entered into several license agreements, both exclusive and nonexclusive in conjunction with its business. The Company is required to pay royalties on net sales of products encompassing the licensed technologies. For the years ended December 31, 1998, 1999, and 2000, $10,000, $17,000 and $0 of expenses were incurred under these agreements, respectively.

     Marketing  Agreements

          The Company has engaged Boston Scientific Corporation as its exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets and Obagi Medical Products, Inc. as its exclusive sales and marketing representative of Cymetra for office-based dermatologists and plastic surgeons. During 1998, 1999 and 2000, sales of products through Boston Scientific Corporation represented approximately 0%, 4% and 28%, respectively, of our total product revenues. During 1998, 1999 and 2000, sales of products through Obagi Medical Products represented approximately 0%, 0% and 13%, respectively, of our total product revenues. The Company expects sales of its products through such marketing agents to continue to increase as a percentage of total revenues. Both Boston Scientific and Obagi Medical Products are paid agent fees based on the amount of product revenues they generate for the Company.

     Leases

          The Company leases approximately 90,000 square feet for office and laboratory space and has various other operating leases. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 2000, were as follows:

2001             $  833,000
2002                833,000
2003                833,000
2004                833,000
2005 and beyond   3,999,000
                 ----------
     Total       $7,331,000
                 ==========

Rental expense was $376,000, $501,000 and $565,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2000


13.  SEGMENT  AND  MAJOR  CUSTOMER  DATA

          The Company has one reportable business operating segment - the processing and distribution of human tissue intended for transplantation. Product revenues by geographic area are summarized as follows:

                                1998        1999         2000
                             ----------  -----------  -----------
United States                $6,575,000  $11,065,000  $20,219,000
Other foreign countries         670,000      847,000    1,111,000
                             ----------  -----------  -----------
     Total Product Revenues  $7,245,000  $11,912,000  $21,330,000
                             ==========  ===========  ===========

          During 1999, LifeCell had one customer who comprised greater than 10% of the Company's net revenues. Revenues from this customer were $1,238,000 in 1999.

14.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

          The following is a summary of the unaudited quarterly results for the years ended December 31, 1999 and 2000:

                                              First     Second      Third     Fourth
(In thousands except per share amounts)      Quarter    Quarter    Quarter    Quarter
                                            ---------  ---------  --------  ---------

1999
  Product Revenues . . . . . . . . . . . .  $  2,319   $  2,956   $  3,220   $  3,417
  Total Revenues . . . . . . . . . . . . .     2,606      3,245      3,346      3,479
  Cost of Products Sold. . . . . . . . . .       807        764        886        995
  Net Loss . . . . . . . . . . . . . . . .    (2,084)    (2,101)    (1,521)    (3,486)
  Loss Per Common Share-Basic and Diluted.     (0.19)     (0.19)     (0.14)     (0.30)

2000
  Product Revenues . . . . . . . . . . . .  $  4,438   $  5,387   $  5,919   $  5,586
  Total Revenues . . . . . . . . . . . . .     4,816      5,862      6,235      5,859
  Cost of Products Sold. . . . . . . . . .     1,188      1,912      1,693      2,156
  Net Loss . . . . . . . . . . . . . . . .    (1,156)    (2,149)    (1,649)    (2,184)
  Loss Per Common Share-Basic and Diluted.     (0.10)     (0.16)     (0.13)     (0.15)