Form 10-Q
period 2001-03-31
LIFECELL CORP
filed 2001-05-15
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  TRANSITION  PERIOD  FROM ________ TO ________


Commission  file  number:  01-19890


                              LIFECELL CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                         (State or other jurisdiction of
                         incorporation or organization)
                             76-0172936(IRS Employer
                               Identification No.)

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


APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

As of April 30, 2001, there were outstanding 16,709,368 shares of common stock, par value $.001, and 97,359 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 3,140,801 shares of common stock), of the registrant.

                        PART I.     FINANCIAL INFORMATION

Item  1.  Financial  Statements
          ---------------------

                                           LIFECELL  CORPORATION
                                               BALANCE SHEETS


                                                                                March 31,     December  31,
                                                                                  2001            2000
                                                                             ---------------  -------------
                                                   ASSETS
Current Assets:
     Cash and cash equivalents                                               $    2,733,000   $  5,220,000
     Short-term investments                                                         315,000        315,000
     Accounts and other receivables, net                                          4,220,000      4,287,000
     Inventories                                                                  4,455,000      4,711,000
     Prepayments and other                                                          246,000        269,000
                                                                             ---------------  -------------
          Total current assets                                                   11,969,000     14,802,000

Fixed assets,  net                                                                9,734,000      9,991,000
Other assets,  net                                                                  689,000        617,000
                                                                             ---------------  -------------

            Total assets                                                     $   22,392,000   $ 25,410,000
                                                                             ===============  =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                        $    1,702,000   $  2,434,000
     Accrued liabilities                                                          2,311,000      3,025,000
     Notes payable                                                                2,876,000      2,859,000
     Current maturities of long-term debt                                         1,189,000      1,154,000
                                                                             ---------------  -------------
             Total current liabilities                                            8,078,000      9,472,000

Deferred revenue                                                                    739,000        794,000
Long term debt, net of current maturities                                         1,969,000      2,272,000
Other long-term liabilities                                                          89,000         83,000
                                                                             ---------------  -------------
              Total liabilities                                                  10,875,000     12,621,000
                                                                             ---------------  -------------

Commitments and Contingencies (Note 5)

Stockholders' Equity:
     Series B preferred stock, $.001 par value, 182,205 shares authorized;
       97,359 and 95,931 shares issued and outstanding in 2001
       and 2000, respectively                                                            --             --
     Undesignated preferred stock, $.001 par value, 1,817,795 shares
       authorized; none issued and outstanding                                           --             --
     Common stock, $.001 par value, 48,000,000 shares authorized;
       16,709,368 shares issued and outstanding in 2001 and
       2000, respectively                                                            17,000         17,000
     Warrants outstanding to purchase 3,345,298 and 3,370,298
       shares of Common stock in 2001 and 2000, respectively                      1,313,000      1,269,000
     Additional paid-in capital                                                  73,755,000     73,612,000
     Accumulated deficit                                                        (63,568,000)   (62,109,000)
                                                                             ---------------  -------------
           Total stockholders' equity                                            11,517,000     12,789,000
                                                                             ---------------  -------------

           Total liabilities and stockholders' equity                        $   22,392,000   $ 25,410,000
                                                                             ===============  =============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         Three Months Ended March 31,
                                          --------------------------
                                              2001          2000
                                          ------------  ------------
Revenues:
  Product revenues                        $ 6,424,000   $ 4,438,000
  Research grant revenues                     347,000       378,000
                                          ------------  ------------
    Total revenues                          6,771,000     4,816,000
                                          ------------  ------------

Costs and Expenses:
  Cost of products sold                     2,495,000     1,188,000
  Research and development                  1,125,000     1,219,000
  General and administrative                1,093,000     1,216,000
  Selling and marketing                     3,197,000     2,278,000
                                          ------------  ------------
      Total costs and expenses              7,910,000     5,901,000
                                          ------------  ------------

Loss From Operations                       (1,139,000)   (1,085,000)

Interest and other expense, net              (177,000)      (71,000)
                                          ------------  ------------

Net Loss                                   (1,316,000)   (1,156,000)

      Preferred stock dividends              (143,000)     (162,000)
                                          ------------  ------------

Loss Applicable to Common Stockholders    $(1,459,000)  $(1,318,000)
                                          ============  ============

Loss Per Common Share, basic and diluted  $     (0.09)  $     (0.10)
                                          ============  ============

Shares Used in Computing Loss Per
       Common Share, basic and diluted     16,709,368    13,257,800
                                          ============  ============

    The accompanying notes are an integral part of these financial statements

                                     LIFECELL CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                          (unaudited)

                                                                   Three Months Ended March 31,
                                                                    --------------------------
                                                                        2001          2000
                                                                    ------------  ------------
Cash Flows from Operating Activities:
    Net loss                                                        $(1,316,000)  $(1,156,000)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                   437,000       256,000
        Provision for bad debt                                            6,000       (13,000)
        Accretion of debt discount                                       17,000        17,000
        Change in assets and liabilities:
            Decrease (increase) in accounts and other receivables        61,000      (825,000)
            Decrease (increase) in inventories                          256,000      (539,000)
            Decrease (increase) in prepayments and other                 36,000      (147,000)
            (Decrease) in accounts payable and accrued liabilities   (1,445,000)     (418,000)
            (Decrease) in deferred revenues                             (55,000)      (29,000)
            Increase in other liabilities                                 6,000             -
                                                                    ------------  ------------

        Net cash used in operating activities                        (1,997,000)   (2,854,000)
                                                                    ------------  ------------

Cash Flows from Investing Activities:
    Capital expenditures                                               (172,000)   (1,702,000)
    Addition to patents                                                 (49,000)            -
                                                                    ------------  ------------

        Net cash used in investing activities                          (221,000)   (1,702,000)
                                                                    ------------  ------------

Cash Flows from Financing Activities:
    Proceeds from issuance of stock and warrants                              -     1,618,000
    Proceeds from issuance of notes payable                                   -     2,500,000
    Principal payments on long-term debt                               (268,000)            -
    Cash dividends paid                                                  (1,000)     (177,000)
                                                                    ------------  ------------

        Net cash (used in) provided by financing activities            (269,000)    3,941,000
                                                                    ------------  ------------

Net Decrease in Cash and Cash Equivalents                            (2,487,000)     (615,000)
Cash and Cash Equivalents at Beginning of Period                      5,220,000     4,737,000
                                                                    ------------  ------------

Cash and Cash Equivalents at End of Period                          $ 2,733,000   $ 4,122,000
                                                                    ============  ============

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                       $   218,000   $   140,000
                                                                    ============  ============

Supplemental Disclosure of Non-cash Financing Activities:
     Series B Preferred stock issued as payment of dividends        $   143,000             -
                                                                    ============  ============
  Fair value of warrants issued in connection with notes payable    $    44,000   $         -
                                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


2.     INVENTORIES

Inventories consist of the following:

                                     March 31,   December 31,
                                     ----------  -------------
                                        2001         2000
Raw materials . . . . . . . . . . .  $  818,000  $     929,000
Work-in-process . . . . . . . . . .   1,877,000      2,259,000
Finished goods. . . . . . . . . . .   1,760,000      1,523,000
                                     ----------  -------------
  Total inventories . . . . . . . .  $4,455,000  $   4,711,000
                                     ==========  =============


3.     FINANCING  ARRANGEMENTS  AND  LONG-TERM  DEBT

In December 1999, the Company entered into a loan and security agreement with a financial institution that provided for a $3 million revolving loan. In March 2001, the financial institution agreed to extend the maturity date of the revolving loan through January 31, 2002. In consideration for the extension, the Company adjusted the exercise price on warrants previously issued to the financial institution in connection with the loan and security agreement. This change resulted in a $44,000 increase to the previously recorded value of the warrants, which will be accreted over the remaining term of the revolving loan as additional interest expense.


4.     CAPITAL  STOCK

The Series B Preferred Stock bears cumulative dividends, payable quarterly, through November 2001 at the annual rate of $6.00 per share. Dividends may be paid in cash, in additional shares of Series B preferred stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. During the first quarter of 2001, the Company paid dividends for the quarter ended December 31, 2000, through the issuance of 1,428 shares of Series B Preferred Stock. During the quarter ended March 31, 2001, the Company accrued dividends on Series B Preferred Stock of $143,000 which will be paid through the issuance of 1,418 shares of Series B Preferred Stock on or before May 15, 2001.

5.     COMMITMENTS  AND  CONTINGENCIES

Litigation
----------

The Company is a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Regner, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint alleges among other things, defendants, including the Company, make profits from the storing, processing, and distribution of human tissue in contravention of California law. The Company is also a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Thacker, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. This complaint contains similar allegations to the Regner complaint, and the two cases have been recently combined. These actions are not denominated class actions and do not involve tort theories.

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

The Company is a party to litigation in the United States District Court for the Southern District of New York captioned Special Situations Fund III, L.P., et al., v. LifeCell Corporation ("LifeCell"), Gruntal & Co., L.L.C. ("Gruntal") and Prudential Securities, Inc. ("Prudential"). The complaint alleges that LifeCell, Gruntal and Prudential violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and were liable under New York common law by making purportedly false and misleading statements to the plaintiffs in connection with LifeCell's private placement of common stock and seeks damages in an unspecified amount. Gruntal and Prudential's Vector Healthcare Group acted as placement agents in the Company's private placement which closed in October 2000. On March 15, 2001, the Company filed a motion for dismissal which is pending. The Company believes that the claims against it in this complaint are without merit and intends to vigorously defend against such action.

Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending actions. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such actions.


6.     LOSS  PER  COMMON  SHARE

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

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgement regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors. These factors include, but are not limited to: we have a history of operating losses and we may continue to incur losses; we may need additional capital to market our current products and to develop and commercialize new products and it is uncertain whether such capital will be available; if the FDA imposes medical device or other regulations that affect our products, the costs of developing, manufacturing and marketing our products will be increased; we are highly dependent upon our independent agents to generate our revenues; and other risks detailed in our Annual Report on Form 10-K for the year ended December 31, 2000 and other reports filed with the Securities and Exchange Commission.


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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2001  AND  2000

Total revenues for the three months ended March 31, 2001 increased 41% to approximately $6.8 million compared to approximately $4.8 million in the same period in 2000. The increase was primarily attributable to a 45% increase in product revenues to approximately $6.4 million in the current period as compared to approximately $4.4 million in the prior year. The increase in product revenues was largely due to the continued growth of Repliform, a version of AlloDerm for urology and gynecology surgical procedures, and Cymetra, a version of AlloDerm for non-surgical plastic reconstructive procedures. Repliform product sales for the three months ended March 31, 2001 doubled to approximately $2.2 million compared to $1.1 million for the same period in 2000. Cymetra product sales increased to approximately $1.1 million in the first quarter of 2001 compared to $175,000 in the same period in 2000.

We have engaged Boston Scientific Corporation as our exclusive worldwide sales and marketing agent for Repliform and OMP, Inc. as the exclusive sales and marketing agent for Cymetra for office-based dermatologists and plastic surgeons. During the three months ended March 31, 2001, sales of our products through Boston Scientific Corporation and OMP, Inc. represented 34% and 9%, respectively, of our total product revenues. We expect sales of our products through such marketing agents to continue to increase as a percentage of total revenues. Both Boston Scientific and OMP, Inc. are paid fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses.

Cost of products sold for the three months ended March 31, 2001 was approximately $2.5 million, or 39% of product revenues, compared to cost of goods sold of approximately $1.2 million, or 27% of product revenues for the same period in 2000. The increase in costs as a percentage of revenues was principally attributable to increased costs associated with the expansion of our tissue processing operations. In the second quarter of 2000, we closed our processing facility in Houston, Texas and commenced processing tissue in our new facility in Branchburg, New Jersey. Operating costs for the new facility are significantly higher than our operating costs were in our Texas operation, primarily due to the increase in processing capacity.

Total research and development expenses decreased slightly to approximately $1.1 million for the three months ended March 31, 2001 compared to approximately $1.2 million in the same period in 2000 principally. During the three months ended March 31, 2001 we earned $347,000 of research grant revenues compared to $378,000 in the three months ended March 31, 2000, principally due to a decrease in spending by us on projects funded by research grants.

General and administrative expenses decreased 10% to approximately $1.1 million for the three months ended March 31, 2001 compared approximately $1.2 million for the same period of 2000. The decrease in the current quarter was principally due to reductions in recruiting expenses and other employee related costs.

Selling and marketing expenses increased 40% to approximately $3.2 million for the three months ended March 31, 2001 compared to approximately $2.3 million for the same period in 2000. The increase was primarily attributable to agency fees associated with the sales and marketing agreements with Boston Scientific
Corporation and OMP, Inc. Such fees are directly related to the product revenues generated by our agents.

Interest and other income (expense), net decreased $106,000 for the three months ended March 31, 2001 compared to same period in 2000. The net decrease was due a $38,000 decline in interest income resulting from lower cash balances available for investment and a $68,000 increase in interest expense resulting from an increase in long-term debt.

The net loss for the three months ended March 31, 2001 increased 14% to approximately $1.3 million compared to approximately $1.2 million for the same period in 2000. Loss per common share in the three months ended March 31, 2001 decreased to $0.09 per share compared to $0.10 per share in the same period in 2000 due to an increase in the number of shares outstanding. Loss per common share in each of the years included $0.01 per share attributable to dividends on preferred stock.


LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2001, we had cash and cash equivalents and short-term investments of approximately $3.0 million compared to approximately $5.5 million at December 31, 2000. The decrease resulted principally from cash required to fund the operating loss for the three months ended March 31, 2001, decreases in accounts payable and accrued liabilities, principal payments on long-term debt and capital expenditures. Working capital decreased to approximately $3.9 million at March 31, 2001 from approximately $5.3 million at December 31, 2000. The decrease resulted principally from decreases in cash, inventory, accounts payable and accrued expenses.

Our operating activities used cash of approximately $2.0 million for the three month period ended March 31, 2001 to fund our operating loss for the period, net of non-cash charges, and a reduction in accounts payable and accrued liabilities.

For the three months ended March 31, 2001, our investing activities used cash of $221,000 for the purchase of capital equipment and additions to patents.

Our financing activities used $269,000 for the three-month period ended March 31, 2001 for principal payments on long-term debt. At March 31, 2001, we had an aggregate of approximately $6.0 million outstanding under our borrowing arrangements, including $3.0 outstanding under a revolving loan facility which matures in January 2002, with provisions to extend for successive terms of one year each. Our term loans require aggregate principal payments over the next 12 months of approximately $1.2 million. We currently have no additional borrowing availability through our existing credit facilities.

We expect to incur additional operating losses as well as negative cash flow from operations in the near term as we continue to expand marketing efforts with respect to our current products and continue our product development programs. Our ability to increase revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance of our current products and our ability to commercialize products currently under development. We expect that our current resources, together with anticipated product revenues and research and development grant funding and our ability to control operating expenses, will satisfy our cash needs through at least the end of 2001. However, there can be no assurance that such sources of funds will be sufficient to meet our needs and as a result, we may need additional funding to operate our business. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding from either debt or equity financing, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our product development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the cost of contesting such legal actions. For a discussion of these matters see Note 5 of "Notes to Financial Statements" and Part II., Item
1.  "Legal  Proceedings".


Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.
          ----------------------------------------------------------------

We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2001.



                           PART II.  OTHER INFORMATION



Item  1.  Legal  Proceedings
          ------------------

In January 2001, a complaint was filed in the United States District Court for the Southern District of New York captioned Special Situations Fund III, L.P., et al., v. LifeCell Corporation, Gruntal & Co., L.L.C. and Prudential Securities, Inc. The complaint alleges that LifeCell, Gruntal and Prudential violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and were liable under New York common law by making purportedly false and misleading statements to the plaintiffs in connection with LifeCell's private placement of common stock and seeks damages in an unspecified amount. Gruntal and Prudential's Vector Healthcare Group acted as placement agents in LifeCell's private placement which closed in October 2000. On March 15, 2001, we filed a motion for dismissal which is pending. We believe that the claims against us in this complaint are without merit and intend to vigorously defend against such action.

Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          a.   EXHIBITS

               none

          b.   REPORTS  ON  FORM  8-K

               On January 5, 2001, we reported that a complaint was filed in New York alleging that LifeCell, Gruntal & Co., L.L.C. and Prudential Securities, Inc. violated Section 10(b) of the Securities Exchange Act of 1934 by making purportedly false and misleading statements in connection with LifeCell's private placement of Common Stock in October 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LIFECELL  CORPORATION




Date:  May  14,  2001               By:  /s/  Paul  G.  Thomas
                                         ---------------------
                                    Paul  G.  Thomas
                                    Chairman  of  the  Board
                                    President  and  Chief  Executive  Officer
                                    (Principal  Executive  Officer)


Date:  May  14,  2001               By:  /s/  Steven  T.  Sobieski
                                         -------------------------
                                    Steven  T.  Sobieski
                                    Vice  President,  Finance
                                    Chief  Financial  Officer  and  Secretary
                                    (Principal  Financial  Officer)



Date:  May  14,  2001               By:  /s/  Bradly  C.  Tyler
                                         ----------------------
                                    Bradly  C.  Tyler
                                    Controller
                                    (Principal  Accounting  Officer)