Form 10-Q
period 2001-06-30
LIFECELL CORP
filed 2001-08-13
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2001, there were outstanding 19,834,368 shares of common stock, par value $.001, and 98,777 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 3,490,384 shares of common stock), of the registrant.

                                      PART I.     FINANCIAL INFORMATION

Item  1.  Financial  Statements
          ---------------------
                                            LIFECELL  CORPORATION
                                               BALANCE SHEETS

                                                                                 June 30,     December  31,
                                                                                  2001            2000
                                                                             ---------------  -------------
                                                 ASSETS
Current Assets:
     Cash and cash equivalents                                               $    2,261,000   $  5,220,000
     Short-term investments                                                         315,000        315,000
     Accounts and other receivables, net                                          3,512,000      4,287,000
     Inventories                                                                  4,276,000      4,711,000
     Prepayments and other                                                          227,000        269,000
                                                                             ---------------  -------------
          Total current assets                                                   10,591,000     14,802,000

Fixed assets,  net                                                                9,410,000      9,991,000
Other assets,  net                                                                  686,000        617,000
                                                                             ---------------  -------------

          Total assets                                                       $   20,687,000   $ 25,410,000
                                                                             ===============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                        $      981,000   $  2,434,000
     Accrued liabilities                                                          2,318,000      3,025,000
     Notes payable                                                                2,908,000      2,859,000
     Current maturities of long-term debt                                         1,225,000      1,154,000
                                                                             ---------------  -------------
Total current liabilities                                                         7,432,000      9,472,000

Deferred revenue                                                                    683,000        794,000
Long term debt, net of current maturities                                         1,660,000      2,272,000
Other long-term liabilities                                                          57,000         83,000
                                                                             ---------------  -------------
Total liabilities                                                                 9,832,000     12,621,000
                                                                             ---------------  -------------
Commitments and Contingencies (Note 5)

Stockholders' Equity:
     Series B preferred stock, $.001 par value, 182,205 shares authorized;
       98,777 and 95,931 shares issued and outstanding in 2001
       and 2000, respectively                                                            --             --
     Undesignated preferred stock, $.001 par value, 1,817,795 shares
       authorized; none issued and outstanding                                           --             --
     Common stock, $.001 par value, 48,000,000 shares authorized;
       16,709,368 shares issued and outstanding in 2001 and
       2000, respectively                                                            17,000         17,000
     Warrants outstanding to purchase 3,345,298 and 3,370,298
       shares of common stock in 2001 and 2000, respectively                      1,313,000      1,269,000
     Additional paid-in capital                                                  73,897,000     73,612,000
     Accumulated deficit                                                        (64,372,000)   (62,109,000)
                                                                             ---------------  -------------
Total stockholders' equity                                                       10,855,000     12,789,000
                                                                             ---------------  -------------

Total liabilities and stockholders' equity                                   $   20,687,000   $ 25,410,000
                                                                             ===============  =============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                 LIFECELL CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                          Three Months Ended June 30,  Six Months Ended June 30,
                                          ---------------------------  --------------------------
                                               2001          2000          2001          2000
                                           ------------  ------------  ------------  ------------
Revenues:
       Product revenues                    $ 7,011,000   $ 5,387,000   $13,435,000   $ 9,825,000
       Research grant revenues                 440,000       475,000       787,000       853,000
                                           ------------  ------------  ------------  ------------
       Total  revenues                       7,451,000     5,862,000    14,222,000    10,678,000
                                           ------------  ------------  ------------  ------------

Costs and Expenses:
       Cost of products sold                 2,358,000     1,912,000     4,853,000     3,100,000
       Research and development              1,164,000     1,299,000     2,289,000     2,518,000
       General and administrative            1,247,000     1,627,000     2,340,000     2,843,000
       Selling and marketing                 3,141,000     3,013,000     6,338,000     5,291,000
                                           ------------  ------------  ------------  ------------
              Total costs and expenses       7,910,000     7,851,000    15,820,000    13,752,000
                                           ------------  ------------  ------------  ------------

Loss From Operations                          (459,000)   (1,989,000)   (1,598,000)   (3,074,000)

Interest and other expense, net               (198,000)     (160,000)     (375,000)     (231,000)
                                           ------------  ------------  ------------  ------------

Net Loss                                      (657,000)   (2,149,000)   (1,973,000)   (3,305,000)

Preferred Stock Dividends                     (147,000)     (145,000)     (290,000)     (307,000)
                                           ------------  ------------  ------------  ------------

Loss Applicable to Common Stockholders     $  (804,000)  $(2,294,000)  $(2,263,000)  $(3,612,000)
                                           ============  ============  ============  ============

Loss Per Common Share - Basic and Diluted  $     (0.05)  $     (0.16)  $     (0.14)  $     (0.26)
                                           ============  ============  ============  ============

Shares Used in Computing Loss Per
       Common Share - Basic and Diluted     16,709,368    14,021,629    16,709,368    13,639,714
                                           ============  ============  ============  ============

    The accompanying notes are an integral part of these financial statements

                                     LIFECELL  CORPORATION
                                   STATEMENTS  OF  CASH  FLOWS
                                          (unaudited)

                                                                                  Six Months Ended June 30,
                                                                                 --------------------------
                                                                                     2001          2000
                                                                                 ------------  ------------
Cash Flows from Operating Activities:
    Net loss                                                                     $(1,973,000)  $(3,305,000)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                                            835,000       551,000
            Provision for bad debt                                                    10,000        32,000
            Accretion of debt discount                                                49,000        23,000
            Change in assets and liabilities:
                Decrease (increase) in accounts and other receivables                765,000    (2,356,000)
                Decrease (increase) in inventories                                   435,000      (641,000)
                Decrease (increase) in prepayments and other                          74,000      (176,000)
                (Decrease) increase in accounts payable and accrued liabilities   (2,163,000)      439,000
                Increase in notes payable                                                  -        35,000
                (Decrease) increase in deferred revenues                            (111,000)      491,000
                Decrease in other liabilities                                        (26,000)            -
                                                                                 ------------  ------------

            Net cash used in operating activities                                 (2,105,000)   (4,907,000)
                                                                                 ------------  ------------

Cash Flows from Investing Activities:
     Capital expenditures                                                           (240,000)   (3,670,000)
     Addition to patents                                                             (71,000)      (63,000)
                                                                                 ------------  ------------

            Net cash used in investing activities                                   (311,000)   (3,733,000)
                                                                                 ------------  ------------

Cash Flows from Financing Activities:
    Proceeds from issuance of stock and warrants                                           -     1,811,000
    Proceeds from issuance of notes payable                                                -     3,653,000
    Principal payments on long-term debt                                            (541,000)            -
    Cash dividends paid                                                               (2,000)     (342,000)
                                                                                 ------------  ------------

        Net cash (used in) provided by financing activities                         (543,000)    5,122,000
                                                                                 ------------  ------------

Net Decrease in Cash and Cash Equivalents                                         (2,959,000)   (3,518,000)
Cash and Cash Equivalents at Beginning of Period                                   5,220,000     4,737,000
                                                                                 ------------  ------------

Cash and Cash Equivalents at End of Period                                       $ 2,261,000   $ 1,219,000
                                                                                 ============  ============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                         $   436,000   $   310,000
                                                                                 ============  ============

Supplemental Disclosure of Non-Cash Financing Activities:
    Series B Preferred stock issued as payment of dividends                      $   285,000   $         -
    Fair value of warrants issued in connection with notes payable               $    44,000   $         -


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

2.     INVENTORIES

Inventories  consist  of  the  following:

                                                   June 30,    December 31,
                                                    2001           2000
                                                 ----------  -------------
Raw materials . . . . . . . . . . . . . . . . .  $  723,000  $     929,000
In-process. . . . . . . . . . . . . . . . . . .   1,926,000      2,259,000
Finished goods. . . . . . . . . . . . . . . . .   1,627,000      1,523,000
                                                 ----------  -------------
Total inventories . . . . . . . . . . . . . . .  $4,276,000  $   4,711,000
                                                 ==========  =============

3.     FINANCING  ARRANGEMENTS

At June 30, 2001 there was $3.0 million outstanding under a revolving loan facility with a financial institution. In August 2001, the Company satisfied the entire outstanding balance on the revolving loan facility using proceeds from a private placement completed in July 2001 (See Note 7) and voluntarily terminated this revolving loan facility.

4.     CAPITAL  STOCK

The Series B Preferred Stock bears cumulative dividends, payable quarterly, through November 2001 at the annual rate of $6.00 per share. Dividends may be paid in cash, in additional shares of Series B preferred stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. During the first quarter of 2001, the Company paid dividends for the quarter ended December 31, 2000, through the issuance of 1,428 shares of Series B Preferred Stock. During the first quarter of 2001, the Company accrued dividends on Series B Preferred Stock of $143,000, which were paid through the issuance of 1,418 shares of Series B Preferred Stock in May 2001. During the second quarter of 2001, the Company accrued dividends on Series B Preferred Stock of $147,000, which will be paid through the issuance of 1,455 shares of Series B Preferred Stock on or before August 15, 2001.

5.    COMMITMENTS  AND  CONTINGENCIES

Litigation
----------

The Company is a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Regner, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint alleges among other things, defendants, including the Company, make profits from the storing, processing, and distribution of human tissue in contravention of California law. The Company is also a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Thacker, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. This complaint contains similar allegations to the Regner complaint, and the two cases have been combined. These actions are not denominated class actions and do not involve tort theories. Both actions were brought under a statute that allows individuals to sue on behalf of the people of California for unfair business practices, with the court having the power to award injunctive relief and disgorgement of all profits from the alleged illegal practices. The plaintiffs in each of the actions are seeking injunctive relief, disgorgement of illegal profits, restitution, statutory penalties, fines and attorney's fees. The Company believes that the claims against it in these complaints are without merit and intends to vigorously defend against such action.

In January 2001, a complaint was filed in the United States District Court for the Southern District of New York captioned Special Situations Fund III, L.P., et al., v. LifeCell Corporation ("LifeCell"), Gruntal & Co., L.L.C. ("Gruntal") and Prudential Securities, Inc. ("Prudential"). The complaint alleged that LifeCell, Gruntal and Prudential violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and were liable under New York common law by making purportedly false and misleading statements to the plaintiffs in connection with LifeCell's private placement of common stock and sought damages in an unspecified amount. Gruntal and Prudential's Vector Healthcare Group acted as placement agents in the Company's private placement which closed in October 2000. In March 2001, the Company filed a motion for dismissal. In July 2001, the plaintiffs withdrew their complaint and released the Company and the other defendants from all claims related to LifeCell's October 2000 private placement.

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


7.     SUBSEQUENT  EVENT

In July 2001, the Company completed a private placement of 3,125,000 shares of its Common Stock with selected accredited investors at a price of $1.92 per share. The net proceeds of the private placement were approximately $5.9 million after deducting offering costs. In connection with the private placement, the Company issued warrants to the investors to purchase 1,750,000 shares of its Common Stock at a price of $1.92 per share. The warrants expire in July 2006.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2001  AND  2000

Total revenues increased 27% to approximately $7.5 million in the three months ended June 30, 2001 compared to approximately $5.9 million in the same period in 2000. The increase was attributable to a 30% increase in product revenues to approximately $7.0 million in the current period as compared to approximately $5.4 million in the prior year. The increase in product revenues was largely due to increased demand for Repliform and AlloDerm. Repliform revenues increased 76% to approximately $2.5 million in the three months ended June 30, 2001 compared to approximately $1.4 million for the same period in 2000. AlloDerm revenues increased 21% to approximately $3.3 million in the second quarter of 2001 compared to approximately $2.7 million in the same period in 2000. Cymetra revenues were approximately $1.0 million in the second quarter of 2001 and 2000. During the three months ended June 30, 2001, product revenues generated through our independent marketing agents, Boston Scientific Corporation and OMP Inc., represented 44% of total product revenues compared to 41% in the same period last year.

Cost of products sold in the three months ended June 30, 2001 was approximately $2.4 million, or 34% of product revenues, compared to cost of products sold of approximately $1.9 million, or 35% of product revenues in the same period in 2000.

Total research and development expenses decreased slightly to approximately $1.2 million in the three months ended June 30, 2001 compared to approximately $1.3 million in the same period in 2000. The decrease is due primarily to higher expenses incurred during the second quarter of 2000 associated with Cymetra product development and transfer to commercial production.

General and administrative expenses decreased 23% to approximately $1.2 million in the three months ended June 30, 2001 compared approximately $1.6 million in the same period in 2000. General and administrative expenses were higher in the second current quarter of 2000 because they included recruiting expenses and other employee related costs associated with hiring new employees in conjunction with the Company's relocation from Texas to New Jersey in 2000.

Selling and marketing expenses increased 4% to approximately $3.1 million in the three months ended June 30, 2001 compared to approximately $3.0 million in the same period in 2000. The increase compared to the second quarter of 2000 was primarily attributable to an increase in fees earned by the Company's independent marketing agents for the distribution of Repliform and Cymetra, partially offset by a reduction in direct marketing expenses.

Interest and other expense, net increased $38,000 in the three months ended June 30, 2001 compared to same period in 2000. The net increase was due to a $29,000 decline in interest income, resulting from lower cash balances available for investment, and a $9,000 increase in interest expense resulting from an increase in long-term debt.

Net loss decreased 69% to approximately $0.7 million in the three months ended June 30, 2001 compared to approximately $2.1 million in the same period in 2000. The decrease in net loss compared to the second quarter of 2000 was due to the increase in gross profit resulting from higher product revenues and the decrease in operating expenses discussed above.


SIX  MONTHS  ENDED  JUNE  30,  2001  AND  2000

Total revenues increased 33% to approximately $14.2 million in the six months ended June 30, 2001 compared to approximately $10.7 million in the same period in 2000. The increase was attributable to a 37% increase in product revenues to approximately $13.4 million in the current period as compared to approximately $9.8 million in the prior year. The increase in product revenues was largely due to increased demand for Repliform, Cymetra and AlloDerm. Repliform revenues increased 89% to approximately $4.7 million in the six months ended June 30, 2001 compared to approximately $2.5 million in the same period in 2000. Cymetra revenues contributed approximately $2.1 million in the first six months of 2001 compared to $1.2 million the same period in 2000. Alloderm revenues increased 10% to approximately $6.3 million in the six months ended June 30, 2001 compared to approximately $5.7 million in the same period in 2000. During the six months ended June 30, 2001, product revenues generated through our independent marketing agents represented 44% of total product revenues compared to 33% in the same period last year.

Cost of products sold in the six months ended June 30, 2001 was approximately $4.9 million, or 36% of product revenues, compared to cost of products sold of approximately $3.1 million, or 32% of product revenues in the same period in 2000. The increase in costs as a percentage of revenues was principally attributable to increased costs associated with the expansion of our tissue processing operations. In the second quarter of 2000, we closed our processing facility in Houston, Texas and commenced processing tissue in our new facility in Branchburg, New Jersey. Operating costs for the new facility are significantly higher than our operating costs were in our Texas operation, primarily due to the increase in processing capacity. Cost of products sold as a percentage of revenue is expected to decrease as tissue processing volume increases, resulting in greater absorption of fixed expenses.

Total research and development expenses decreased slightly to approximately $2.3 million in the six months ended June 30, 2001 compared to approximately $2.5 million in the same period in 2000. The decrease is due primarily to higher expenses incurred during the first half of 2000 associated with Cymetra product development and transfer to commercial production.

General and administrative expenses decreased 18% to approximately $2.3 million in the six months ended June 30, 2001 compared approximately $2.8 million in the same period of 2000. General and administrative expenses were higher in the first six months of 2000 because they included recruiting expenses and other employee related costs associated with hiring new employees in conjunction with the Company's relocation from Texas to New Jersey in 2000.

Selling and marketing expenses increased 20% to approximately $6.3 million in the six months ended June 30, 2001 compared to approximately $5.3 million in the same period in 2000. The increase compared to the first half of 2000 was primarily attributable to an increase in fees earned by the Company's independent marketing agents for the distribution of Repliform and Cymetra, partially offset by a reduction in direct marketing expenses.

Interest and other expense, net increased $144,000 for the six months ended June 30, 2001 compared to same period in 2000. The net increase was due a $66,000 decline in interest income resulting from lower cash balances available for investment and a $78,000 increase in interest expense resulting from an increase in long-term debt.

Net loss decreased 40% to approximately $2.0 million in the six months ended June 30, 2001 compared to approximately $3.3 million in the same period in 2000. The decrease in net loss compared to the first half of 2000 was due to the increase in gross profit resulting from higher product revenues and the decrease in operating expenses discussed above.


LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2001, we had cash and cash equivalents and short-term investments of approximately $2.6 million compared to approximately $5.5 million at December 31, 2000. The decrease resulted principally from cash required to fund the operating loss in the first six months of 2001, reductions in accounts payable and accrued liabilities, principal payments on long-term debt and capital expenditures. Working capital decreased to approximately $3.2 million at June 30, 2001 from approximately $5.3 million at December 31, 2000. The decrease resulted principally from decreases in cash, accounts receivable, inventory, accounts payable and accrued expenses. In July 2001, we completed a private placement of 3,125,000 shares of our common stock with selected accredited investors at a price of $1.92 per share. The net proceeds of the private placement were approximately $5.9 million, after deducting offering costs.

Our operating activities used cash of approximately $2.1 million in the six month period ended June 30, 2001 to fund our operating loss in the period, net of non-cash charges, and a reduction in accounts payable and accrued liabilities.

In the six months ended June 30, 2001, our investing activities used cash of $311,000 for the purchase of capital equipment and additions to patents.

Our financing activities used $543,000 in the six-month period ended June 30, 2001 for principal payments on long-term debt. At June 30, 2001, we had an aggregate of approximately $5.8 million outstanding under our borrowing arrangements, including $3.0 outstanding under a revolving loan facility. In August 2001, we satisfied the entire outstanding balance on the revolving loan facility using proceeds from the private placement completed in July 2001. In August 2001, we voluntarily terminated the revolving loan facility and accordingly have no additional borrowing availability through our existing credit facilities. Our term loans require aggregate principal payments over the next 12 months of approximately $1.2 million.

We expect to incur additional net losses as well as negative cash flow from operations in the near term as we continue to expand marketing efforts with respect to our current products and continue our product development programs. Our ability to increase revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance of our current products and our ability to commercialize products currently under development. We expect that our current resources, including the net proceeds from the private placement completed in July 2001, together with anticipated product revenues and research and development grant funding will satisfy our cash needs through at least the end of 2001. However, there can be no assurance that such sources of funds will be sufficient to meet our future needs and as a result, we may need additional funding to operate our business. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding from either debt or equity financing, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our product development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.
          ----------------------------------------------------------------

We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2001.


                           PART II.  OTHER INFORMATION



Item  1.  Legal  Proceedings
          ------------------

Special  Situations  Fund III, L.P., et al., v.  LifeCell Corporation, Gruntal &
--------------------------------------------------------------------------------
Co.,  L.L.C.  and  Prudential  Securities,  Inc.
------------------------------------------------
In July 2001, the plaintiffs in this action withdrew their complaint and released the Company and the other defendants from all claims related to LifeCell's October 2000 private placement.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
          ------------------------------------------------

In July 2001, we issued 3,125,000 shares of Common Stock at a price of $1.92 per share pursuant to a private placement without an underwriter. Equity funds managed by OrbiMed Advisors LLC purchased $4.5 million of the total offering and Special Situations Funds, an existing investor, purchased the remaining $1.5 million. In connection with the private placement, we issued warrants to the investors to purchase 1,750,000 shares of Common Stock at a price of $1.92 per share. These securities were issued in a transaction not involving a public offering and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.


Item  4.  Submission  of  Matters  to  A  Vote  of  Security  Holders.
          ------------------------------------------------------------

An Annual Meeting of Stockholders was held on June 1, 2001. The directors elected at the annual meeting were: Paul G. Thomas, Stephen A. Livesey, M.D., Ph.D., Michael E. Cahr, Peter D. Costantino, M.D.,FACS, James G. Foster and David A. Thompson. All directors of the Company hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal. Arthur Andersen LLP were appointed as the Company's independent auditors for fiscal year 2001.

The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

          (i) With respect to the election of Directors by the holders of Common Stock and Series B Preferred Stock, voting together as a class, the persons named below received the following number of votes:

          Name                             Votes For   Votes Withheld
          -------------------------------  ----------  --------------

          Paul G. Thomas                   15,240,304         169,781
          Stephen A. Livesey, M.D., Ph.D.  15,246,234         163,851
          Michael E. Cahr                  15,291,948         118,137
          Peter D, Costantino, M.D., FACS  15,277,108         118,687
          James G. Foster                  15,292,148         117,937
          David A. Thompson                15,290,848         119,237

          (ii) With  respect  to  a proposal to ratify the appointment of Arthur
               Andersen LLP as the Company's independent auditors for fiscal year 2001, the votes cast by the holders of Common Stock and Series B Preferred Stock voting together as a class were; 15,355,467 voted in favor, 33,880 voted against, and 20,738 votes abstained from voting on the proposal.

Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          a.   EXHIBITS

               none

          b.   REPORTS  ON  FORM  8-K

               On July 2, 2001, we filed a Current Report on Form 8-K to report that we had entered into purchase agreements with selected accredited investors for the private placement of 3,125,000 shares of our Common Stock and warrants to purchase up to 1,750,000 additional shares of our Common Stock at a price of $1.92 per share.

               On July 11, 2001, we filed a Current Report on Form 8-K to report that we completed the private placement of 3,125,000 shares of our Common Stock and warrants to purchase up to 1,750,000 additional shares of our Common Stock at a price of $1.92 per share with selected accredited investors. We also reported that Special Situations Fund III, L.P., et al., who had filed a complaint in the United States District Court for the Southern District of New York against LifeCell, Gruntal & Co., L.L.C. and Prudential Securities, Inc., withdrew its complaint and released us and the other defendants from all claims related to LifeCell's October 2000 private placement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIFECELL  CORPORATION




Date:  August  13,  2001               By:  /s/  Paul  G.  Thomas
                                            ---------------------
                                       Paul  G.  Thomas
                                       Chairman  of  the  Board
                                       President  and  Chief  Executive  Officer
                                       (Principal  Executive  Officer)


Date:  August  13,  2001               By:  /s/  Steven  T.  Sobieski
                                            -------------------------
                                       Steven  T.  Sobieski
                                       Vice  President,  Finance
                                       Chief  Financial  Officer  and  Secretary
                                       (Principal  Financial  Officer)



Date:  August  13,  2001               By:  /s/  Bradly  C.  Tyler
                                            ----------------------
                                       Bradly  C.  Tyler
                                       Controller
                                       (Principal  Accounting  Officer)