Form 10-Q
period 2001-09-30
LIFECELL CORP
filed 2001-11-13
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ___________ TO ___________.


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2001, there were outstanding 19,834,503 shares of common stock, par value $.001, and 100,232 shares of Series B preferred stock, par value $.001 (which are convertible into an additional 3,541,798 shares of common stock), of the registrant.

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements
          ---------------------

                                            LIFECELL CORPORATION
                                               BALANCE SHEETS
                                                 (unaudited)


                                                                              September 30,    December 31,
                                                                                  2001             2000
                                                                             ---------------  --------------
                              ASSETS
Current Assets:
     Cash and cash equivalents                                               $    5,061,000   $   5,220,000
     Short-term investments                                                         315,000         315,000
     Accounts and other receivables, net                                          3,444,000       4,287,000
     Inventories                                                                  4,328,000       4,711,000
     Prepayments and other                                                          434,000         269,000
                                                                             ---------------  --------------
Total current assets                                                             13,582,000      14,802,000

Fixed assets, net                                                                 9,082,000       9,991,000
Other assets, net                                                                   723,000         617,000
                                                                             ---------------  --------------

Total assets                                                                 $   23,387,000   $  25,410,000
                                                                             ===============  ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                        $    1,029,000   $   2,434,000
     Accrued liabilities                                                          2,590,000       3,025,000
     Notes payable                                                                      - -       2,859,000
     Current maturities of long-term debt                                         1,268,000       1,154,000
                                                                             ---------------  --------------
             Total current liabilities                                            4,887,000       9,472,000

Deferred revenue                                                                    628,000         794,000
Long term debt                                                                    1,287,000       2,272,000
Other long-term liabilities                                                          63,000          83,000
                                                                             ---------------  --------------
Total liabilities                                                                 6,865,000      12,621,000
                                                                             ---------------  --------------

Commitments and Contingencies (Note 5)

Stockholders' Equity:

     Series B preferred stock, $.001 par value, 182,205 shares authorized;
        100,232 and 95,931 shares issued and outstanding in 2001
        and 2000, respectively                                                          - -             - -
     Undesignated preferred stock, $.001 par value, 1,817,795 shares
        authorized; none issued and outstanding                                         - -             - -
     Common stock, $.001 par value, 48,000,000 shares authorized;
        19,834,503 and 16,709,368 shares issued and outstanding in 2001
        and 2000, respectively                                                       20,000          17,000
     Warrants outstanding to purchase 5,477,939 and 3,370,298
        shares of common stock in 2001 and 2000, respectively                     4,500,000       1,269,000
     Additional paid-in capital                                                  76,723,000      73,612,000
     Accumulated deficit                                                        (64,721,000)    (62,109,000)
                                                                             ---------------  --------------
Total stockholders' equity                                                       16,522,000      12,789,000
                                                                             ---------------  --------------
Total liabilities and stockholders' equity                                   $   23,387,000   $  25,410,000
                                                                             ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                                             LIFECELL CORPORATION
                                           STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                           Three months ended September 30,   Nine months ended September 30,
                                           --------------------------------  --------------------------------
                                                 2001             2000             2001             2000
                                           ---------------  ---------------  ---------------  ---------------
Revenues:
    Product revenues                       $    6,454,000   $    5,919,000   $   19,889,000   $   15,744,000
    Research grant revenues                       200,000          316,000          987,000        1,169,000
                                           ---------------  ---------------  ---------------  ---------------
           Total revenues                       6,654,000        6,235,000       20,876,000       16,913,000
                                           ---------------  ---------------  ---------------  ---------------

Costs and Expenses:
    Cost of products sold                       1,949,000        1,693,000        6,802,000        4,793,000
    Research and development                      998,000          901,000        3,287,000        3,419,000
    General and administrative                    937,000        1,673,000        3,277,000        4,516,000
    Selling and marketing                       2,847,000        3,411,000        9,185,000        8,702,000
                                           ---------------  ---------------  ---------------  ---------------
           Total costs and expenses             6,731,000        7,678,000       22,551,000       21,430,000
                                           ---------------  ---------------  ---------------  ---------------

Loss From Operations                              (77,000)      (1,443,000)      (1,675,000)      (4,517,000)

Interest and other expense, net                  (122,000)        (206,000)        (497,000)        (437,000)
                                           ---------------  ---------------  ---------------  ---------------

Net Loss                                         (199,000)      (1,649,000)      (2,172,000)      (4,954,000)

Preferred Stock Dividends                        (150,000)        (142,000)        (440,000)        (449,000)
                                           ---------------  ---------------  ---------------  ---------------

Loss Applicable to Common Stockholders     $     (349,000)  $   (1,791,000)  $   (2,612,000)  $   (5,403,000)
                                           ===============  ===============  ===============  ===============

Loss Per Common Share - Basic and Diluted  $        (0.02)  $        (0.13)  $        (0.15)  $        (0.39)
                                           ===============  ===============  ===============  ===============

Shares Used in Computing Loss Per
       Common Share - Basic and Diluted        19,528,666       14,191,510       17,659,461       13,824,989
                                           ===============  ===============  ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                          LIFECELL CORPORATION
                                        STATEMENTS OF CASH FLOWS
                                              (unaudited)


                                                                         Nine Months Ended September 30,
                                                                         ------------------------------
                                                                               2001            2000
                                                                         --------------  --------------
Cash Flows from Operating Activities:
  Net loss                                                               $  (2,172,000)  $  (4,954,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                          1,255,000         765,000
      Provision for bad debt                                                    26,000          25,000
      Accretion of debt discount                                               138,000          52,000
      Change in assets and liabilities:
        Decrease (increase) in accounts and other receivables                  817,000      (2,311,000)
        Decrease (increase) in inventories                                     383,000      (1,260,000)
        Decrease (increase) in prepayments and other                          (199,000)       (205,000)
        (Decrease) increase in accounts payable and accrued liabilities     (1,848,000)      2,751,000
        (Decrease) increase in deferred revenues                              (166,000)        431,000
        (Decrease) increase in other liabilities                               (19,000)         62,000
                                                                         --------------  --------------

      Net cash used in operating activities                                 (1,785,000)     (4,644,000)
                                                                         --------------  --------------

Cash Flows from Investing Activities:
  Capital expenditures                                                        (319,000)     (4,420,000)
  Addition to patents                                                          (99,000)        (75,000)
                                                                         --------------  --------------

      Net cash used in investing activities                                   (418,000)     (4,495,000)
                                                                         --------------  --------------

Cash Flows from Financing Activities:
  Net proceeds from issuance of common stock and warrants                    5,915,000       1,896,000
  (Payments) proceeds under notes payable                                   (2,997,000)      3,653,000
  Principal payments on long-term debt                                        (871,000)              -
  Cash dividends paid                                                           (3,000)       (345,000)
                                                                         --------------  --------------

      Net cash provided by financing activities                              2,044,000       5,204,000
                                                                         --------------  --------------

Net Decrease in Cash and Cash Equivalents                                     (159,000)     (3,935,000)
Cash and Cash Equivalents at Beginning of Period                             5,220,000       4,737,000
                                                                         --------------  --------------

Cash and Cash Equivalents at End of Period                               $   5,061,000   $     802,000
                                                                         ==============  ==============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                               $     592,000   $     461,000
                                                                         ==============  ==============

Supplemental Disclosure of Non-Cash Financing Activities:
  Series B Preferred stock issued as payment of dividends                $     430,000   $           -
                                                                         ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements for LifeCell Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


2.     INVENTORIES

Inventories consist of the following:

                                                  September 30,   December 31,
                                                       2001           2000
                                                 --------------  -------------
Raw materials. . . . . . . . . . . . . . . . .   $      760,000  $     929,000
In-process . . . . . . . . . . . . . . . . . .        1,480,000      2,259,000
Finished goods . . . . . . . . . . . . . . . .        2,088,000      1,523,000
                                                 --------------  -------------
     Total inventories . . . . . . . . . . . .   $    4,328,000  $   4,711,000
                                                 ==============  =============


3.     FINANCING ARRANGEMENTS

At December 31, 2000 there was $3.0 million outstanding under a revolving loan facility with a financial institution. In August 2001, the Company satisfied the entire outstanding balance on the revolving loan facility using proceeds from a private stock placement completed in July 2001 (See Note 4) and voluntarily terminated this revolving loan facility.


4.     CAPITAL STOCK

Series B Preferred Stock
------------------------

The Series B Preferred Stock bears cumulative dividends through September 30, 2001 at the annual rate of $6.00 per share. Dividends are payable quarterly and may be paid in cash, in additional shares of Series B Preferred Stock based on the stated value of $100 per share, or any combination of cash and Series B Preferred Stock at the Company's option. During the first quarter of 2001, the Company paid dividends for the quarter ended December 31, 2000, through the issuance of 1,428 additional shares of Series B Preferred Stock. Additionally during the first quarter of 2001, the Company accrued dividends on the Series B Preferred Stock of $143,000, which were paid through the issuance of 1,418 additional shares of Series B Preferred Stock in May 2001. During the second quarter of 2001, the Company accrued dividends on the Series B Preferred Stock of $147,000, which were paid through the issuance of 1,455 additional shares of Series B Preferred Stock in August 2001. During the third quarter of 2001, the

Company accrued dividends on the Series B Preferred Stock of $150,000, which will be paid through the issuance of 1,494 additional shares of Series B Preferred Stock on or before November 15, 2001.

Common Stock
------------

In July 2001, the Company completed a private placement of 3,125,000 shares of its Common Stock with selected accredited investors at a price of $1.92 per share. The net proceeds of the private placement were approximately $5.9 million after deducting offering costs, of which approximately $3.0 million was used to repay the entire outstanding balance on its revolving loan facility. In connection with the private placement, the Company issued warrants to the investors to purchase 1,750,000 shares of its Common Stock at an exercise price of $1.92 per share. The warrants expire in July 2006. The investors were also granted registration rights with respect to the shares of Common Stock purchased and the shares of Common Stock underlying the warrants.

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

In January 2001, a complaint was filed in the United States District Court for the Southern District of New York captioned Special Situations Fund III, L.P., et al., v. LifeCell Corporation, Gruntal & Co., L.L.C. ("Gruntal") and Prudential Securities, Inc. ("Prudential"). The complaint alleged that the Company, Gruntal and Prudential violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and were liable under New York common law by making purportedly false and misleading statements to the plaintiffs in connection with LifeCell's private placement of common stock and sought damages in an unspecified amount. Gruntal and Prudential's Vector Healthcare Group acted as placement agents in the Company's private placement that closed in October 2000. In March 2001, the Company filed a motion for dismissal. In July 2001, the plaintiffs withdrew their complaint and released the Company and the other defendants from all claims related to the Company's October 2000 private placement.

Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending actions. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such actions.


6.     LOSS PER COMMON SHARE

Loss per common share (Basic and Diluted) has been computed by dividing net loss, increased by stated dividends on the Series B Preferred Stock, by the weighted average number of shares of Common Stock outstanding during each period. In all periods, common stock equivalents were antidilutive and, accordingly, were not included in the computation. At September 30, 2001, common stock equivalents which could potentially dilute earnings per share in the future consisted of 100,000 shares of issued and outstanding Series B Preferred Stock which are convertible into 3,542,000 shares of Common Stock, outstanding warrants to purchase 5,478,000 shares of Common Stock at exercise prices ranging from $1.92 to $5.46 and outstanding options to purchase 2,718,000 shares of Common Stock at exercise prices ranging from $1.64 to $11.00.

7.     SUBSEQUENT EVENT

In October 2001, the Company received final approval for a $2.1 million research grant from the Department of Defense, through the U.S. Army Medical Research Acquisition Activity, to investigate the application of its acellular tissue matrix technology to the regeneration of vascular and nerve tissues. The Company retains all rights to commercialize products resulting from this collaboration. Research grant revenues are recognized as the work is performed unless the Company has continuing performance obligations, in which case, revenue is recognized upon the satisfaction of such obligations. The Company expects to commence this research during the fourth quarter of 2001.

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


GENERAL AND BACKGROUND

We develop and market biologic solutions for the repair, replacement and preservation of human tissue. Our core technology removes all cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three products based on this technology: AlloDerm(R) for plastic reconstructive, burn and periodontal procedures; Cymetra(TM), a version of AlloDerm in particulate form for the correction of soft tissue defects; and Repliform(TM), a version of AlloDerm for urology and gynecology procedures. Our development programs include the application of our technology to vascular, nerve and orthopedic tissues, investigation of human tissues as carriers for therapeutics, ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

RESULTS OF OPERATIONS

In the following discussion, percentages and dollar amounts have been rounded to aid presentation.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total revenues increased 7% to $6.7 million in the three months ended September 30, 2001 compared to $6.2 million in the same period in 2000. The increase was attributable to a 9% increase in product revenues to $6.5 million in the current period as compared to $5.9 million in the prior year. The increase in product revenues was due to increased demand for Repliform and AlloDerm, which was partly offset by lower Cymetra revenues. Repliform revenues increased 46% to $2.3 million in the three months ended September 30, 2001 compared to $1.5 million for the same period in 2000. AlloDerm revenues increased 28% to $3.1 million in the three months ended September 30, 2001 compared to $2.4 million in the same period in 2000. Cymetra revenues decreased 46% to $1.0 million in the three months ended September 30, 2001 compared to $1.8 million in the same period in 2000 which included the full commercial launch of Cymetra through our marketing partner, OMP Inc. Cymetra revenues were $1.0 million in each of the first and second quarters of this year. During the three months ended September 30, 2001, product revenues generated through our independent marketing agents, Boston Scientific Corporation and OMP Inc., represented 46% of total product revenues compared to 48% in the same period last year.

Cost of products sold in the three months ended September 30, 2001 was $1.9 million, or 30% of product revenues, compared to cost of products sold of $1.7 million, or 29% of product revenues in the same period in 2000.

Total research and development expenses increased to $1.0 million in the three months ended September 30, 2001 compared to $901,000 in the same period in 2000. The increase was due primarily to higher spending on process improvements and product development projects during the third quarter of 2001.

General and administrative expenses decreased 44% to $937,000 in the three months ended September 30, 2001 compared $1.7 million in the same period in 2000. General and administrative expenses were higher in the third quarter of 2000 because they included recruiting and other employee related costs associated with hiring new employees in conjunction with our relocation from Texas to New Jersey and settlement costs and legal fees associated with the settlement of our litigation with Inamed Corporation.

Selling and marketing expenses decreased 17% to $2.8 million in the three months ended September 30, 2001 compared to $3.4 million in the same period in 2000. Selling and marketing expenses were higher in the third quarter of 2000 primarily because of promotion expenses related to the launch of Cymetra. The decrease in promotion expenses was partially offset by an increase in fees earned by our independent marketing agents for the distribution of Repliform and Cymetra.

Interest and other expense, net decreased $84,000 in the three months ended September 30, 2001 compared to the same period in 2000. The net decrease was due to a $65,000 decrease in interest expense, resulting from a reduction in the amount outstanding under the Company's revolving credit facility, and a $19,000 increase in interest income, resulting from higher average invested cash balances during the period.

Net loss decreased 88% to $199,000 in the three months ended September 30, 2001 compared to $1.6 million in the same period in 2000. The decrease in net loss was principally due to the increase in gross profit resulting from higher product revenues and the decrease in operating expenses discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Total revenues increased 23% to $20.9 million in the nine months ended September 30, 2001 compared to $16.9 million in the same period in 2000. The increase was attributable to a 26% increase in product revenues to $19.9 million in the current period as compared to $15.7 million in the prior year. The increase in product revenues was largely due to increased demand for Repliform and AlloDerm. Repliform revenues increased 72% to $7.0 million in the nine months ended
September  30,  2001  compared  to  $4.0  million  in  the  same period in 2000.
Alloderm revenues increased 16% to $9.4 million in the nine months ended September 30, 2001 compared to $8.1 million in the same period in 2000. Cymetra revenues contributed $3.1 million in the first nine months of 2001 compared to $3.0 million the same period in 2000. During the nine months ended September 30, 2001, product revenues generated through our independent marketing agents represented 44% of total product revenues compared to 41% in the same period in 2000.

Cost of products sold in the nine months ended September 30, 2001 was $6.8 million, or 34% of product revenues, compared to cost of products sold of $4.8 million, or 30% of product revenues in the same period in 2000. The increase in costs as a percentage of revenues was principally attributable to increased costs associated with the expansion of our tissue processing operations. In the second quarter of 2000, we closed our processing facility in Houston, Texas and commenced processing tissue in our new facility in Branchburg, New Jersey. Operating costs for the new facility are significantly higher than our operating costs were in our Texas operation, primarily due to the increase in processing capacity.

Total research and development expenses decreased slightly to $3.3 million in the nine months ended September 30, 2001 compared to $3.4 million in the same period in 2000.

General and administrative expenses decreased 27% to $3.3 million in the nine months ended September 30, 2001 compared to $4.5 million in the same period of 2000. General and administrative expenses were higher in the first nine months of 2000 because they included recruiting expenses and other employee related costs associated with hiring new employees in conjunction with the Company's relocation from Texas to New Jersey and settlement costs and legal fees associated with the settlement of our litigation with Inamed Corporation.

Selling and marketing expenses increased 6% to $9.2 million in the nine months ended September 30, 2001 compared to $8.7 million in the same period in 2000. The increase compared to the first nine months of 2000 was primarily attributable to an increase in fees earned by our independent marketing agents for the distribution of Repliform and Cymetra, partially offset by a reduction in promotion expenses.

Interest and other expense, net increased $60,000 for the nine months ended September 30, 2001 compared to the same period in 2000. The net increase was due a $47,000 decline in interest income, resulting from lower average invested cash balances during the period, and a $13,000 increase in interest expense.

Net loss decreased 56% to $2.2 million in the nine months ended September 30, 2001 compared to $5.0 million in the same period in 2000. The decrease in net loss compared to the first nine months of 2000 was due to an increase in gross profit resulting from higher product revenues and the decrease in operating expenses discussed above.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash and cash equivalents and short-term investments of $5.4 million compared to $5.5 million at December 31, 2000. In July 2001, we received $5.9 million in net proceeds from the private placement of 3,125,000 shares of our common stock and warrants to purchase 1,750,000 shares of our common stock. Approximately $3.0 million of the net proceeds were used to satisfy the entire outstanding balance on our revolving loan facility. Working capital increased to $8.7 million at September 30, 2001 from $5.3 million at December 31, 2000. The increase resulted principally from the net proceeds from the private placement, decreases in notes payable, accounts payable and accrued expenses, partially offset by decreases in accounts receivable and inventory.

Our operating activities used cash of $1.8 million in the nine months ended September 30, 2001 to fund our operating loss in the period, net of non-cash charges, and a reduction in accounts payable and accrued liabilities.

In the nine months ended September 30, 2001, our investing activities used cash of $418,000 for the purchase of capital equipment and additions to patents.

Our financing activities generated $2.0 million in the nine-month period ended September 30, 2001. The private placement of 3,125,000 shares of our common stock and warrants to purchase 1,750,000 shares of our Common Stock generated net proceeds of $5.9 million. During the nine months ended September 30, 2001, $3.0 million was used to repay the entire outstanding balance on our revolving loan facility and $871,000 was used for principal payments on long-term debt. At September 30, 2001, we had an aggregate of $2.6 million of term loans outstanding with no additional borrowing capacity available under our existing credit facilities. Our term loans require aggregate principal payments over the next 12 months of $1.3 million.

Our ability to increase revenues and achieve profitability and positive cash flows from operations will depend on increased market acceptance of our current products and our ability to commercialize products currently under development. We believe that our current cash resources together with anticipated product revenues and research and development grant funding will be sufficient to finance our planned operations and capital requirements in the foreseeable future. However, there can be no assurance that such sources of funds will be sufficient to meet our long-term needs and as a result, we may require additional funding to operate our business in the future. We have no commitments for any future funding, except for committed research grant funding, and there can be no assurance that we will be able to obtain additional funding from either debt or equity financing, bank loans, collaborative arrangements, additional grants or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our product development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the cost of contesting such legal actions. For a discussion of these matters see Note 5 of "Notes to Financial Statements" and Part II., Item
1.  "Legal  Proceedings".

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS
142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirement of SFAS 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 states that goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed for impairment annually (or more frequently if impairment indicators arise). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We do not believe that adoption of these statements will materially impact our financial position, cash flows or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Companies are required to adopt the pronouncement in their fiscal year beginning after June 15, 2002. We do not believe that adoption of this Statement will materially impact our financial position, cash flows or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets. Companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. We do not believe that adoption of this Statement will materially impact our financial position, cash flows or results of operations.



Item  3.  Quantitative and Qualitative Disclosures About Market Risk.
          -----------------------------------------------------------

We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2001.

                           PART II.  OTHER INFORMATION



Item  1.  Legal  Proceedings
          ------------------

Special  Situations Fund III, L.P., et al., v.  LifeCell Corporation, Gruntal &
--------------------------------------------------------------------------------
Co.,  L.L.C.  and  Prudential  Securities,  Inc.
------------------------------------------------

In July 2001, the plaintiffs in this action withdrew their complaint and released us and the other defendants from all claims related to our October 2000 private placement.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
          ------------------------------------------------

In July 2001, we issued 3,125,000 shares of our common stock at a price of $1.92 per share pursuant to a private placement. Equity funds managed by OrbiMed Advisors LLC purchased $4.5 million of the total offering and Special Situations Funds, an existing investor, purchased the remaining $1.5 million. In connection with the private placement, we issued warrants to the investors to purchase 1,750,000 shares of our common stock at an exercise price of $1.92 per share. These securities were issued in a transaction not involving a public offering and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The investors were also granted registration rights with respect to the shares of common stock purchased and the shares of common stock underlying the warrants.


Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          A.   EXHIBITS

               none

          B.   REPORTS  ON  FORM  8-K

               On July 2, 2001, we filed a Current Report on Form 8-K to report that we had entered into purchase agreements with selected accredited investors for the private placement of 3,125,000 shares of our common stock and warrants to purchase up to 1,750,000 additional shares of our Common Stock at an exercise price of $1.92 per share.

               On July 11, 2001, we filed a Current Report on Form 8-K to report that we completed the private placement of 3,125,000 shares of our common stock and warrants to purchase up to 1,750,000 additional shares of our common stock at an exercise price of $1.92 per share with selected accredited investors. We also reported that Special Situations Fund III, L.P., et al., who had filed a complaint in the United States District Court for the Southern District of New York against LifeCell, Gruntal & Co., L.L.C. and Prudential Securities, Inc., withdrew its complaint and released us and the other defendants from all claims related to our October 2000 private placement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LIFECELL CORPORATION



Date:  November 12, 2001       By: /s/ Paul G. Thomas
                                   ---------------------------------
                               Paul G. Thomas
                               Chairman of the Board
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Date:  November 12, 2001       By: /s/ Steven T. Sobieski
                                   ---------------------------------
                               Steven T. Sobieski
                               Vice President, Finance
                               Chief Financial Officer and Secretary
                               (Principal Financial Officer)


Date:  November 12, 2001       By: /s/ Bradly C. Tyler
                                   ---------------------------------
                               Bradly C. Tyler
                               Controller
                               (Principal Accounting Officer)