Form 10-K
period 2001-12-31
LIFECELL CORP
filed 2002-03-22
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001     COMMISSION FILE NUMBER:  0-19890

                              LIFECELL CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         76-0172936
 (State or other jurisdiction of                           (I.R.S. employer
  Incorporation or organization)                          identification no.)

                               ONE MILLENNIUM WAY
                          BRANCHBURG, NEW JERSEY  08876
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (Common Stock and Series B Preferred Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of March 15, 2002: $67,613,000.

Number  of shares of registrant's Common Stock outstanding as of March 15, 2002:
21,042,868. (If the Series B Preferred Stock had converted into Common Stock as of such date, there would be 23,998,240 shares of Common Stock outstanding.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on May 31, 2002 have been incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION

Item                                                                       Page
--------------------------------------------------------------------------------

PART I
Item 1.   Business                                                             3
          General                                                              3
          Technology                                                           3
          Strategy                                                             5
          Products and Product Development Activities                          6
          Marketing                                                           10
          Sources of Materials                                                10
          Government Regulation                                               11
          Research and Development                                            14
          Patents, Proprietary Information & Trademarks                       15
          Competition                                                         15
          Employees                                                           16
          Risk Factors                                                        16
          Special Note Regarding Forward-Looking Statements                   23
Item 2.   Properties                                                          24
Item 3.   Legal Proceedings                                                   24
Item 4    Submission of Matters to a Vote of Security Holders                 24

PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                                 25
          Dividend Policy                                                     25
Item 6.   Selected Financial Data                                             26
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 27
          General and Background                                              27
          Critical Accounting Policies                                        27
          Results of Operations                                               27
          Liquidity and Capital Resources                                     29
Item 7A   Quantitative and Qualitative Disclosure About Market Risk           31
Item 8.   Financial Statements and Supplementary Data                         31
Item 9.   Changes and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            31

PART III
Item 10.  Directors and Executive Officers of the Registrant                  32
Item 11.  Executive Compensation                                              32
Item 12.  Security Ownership of Certain Beneficial Owners and Management      32
Item 13.  Certain Relationships and Related Transactions                      32

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    33

PART I

     This Annual Report on Form 10-K contains, in addition to historical information, "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See "Business-Special Note Regarding Forward-Looking Statements."

ITEM 1.      BUSINESS

GENERAL

     We develop and market biologically based solutions for the repair and replacement of damaged or inadequate human tissue in numerous different clinical applications. Our core tissue matrix technology removes all cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market four human tissue based products: AlloDerm(R) for plastic reconstructive, burn and periodontal procedures; Cymetra(TM), a version of AlloDerm(R) in particulate form for non-surgical correction of soft tissue defects; Repliform(TM), a version of AlloDerm(R) for urology and gynecology procedures; and cryopreserved allograft skin for use as a temporary wound dressing in the treatment of burns. Our development programs include the potential application of our tissue matrix technology to vascular, nerve and orthopedic tissues; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

     We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986. Our address is 1 Millennium Way, Branchburg, New Jersey 08876 and our phone number is (908) 947-1100.

TECHNOLOGY

     To date our product development programs have been generated from the following proprietary technologies:

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

     TISSUE  MATRIX  TECHNOLOGY

     Our tissue matrix technology removes antigenic cells from the tissue matrix to eliminate the potential for specific rejection of the transplanted tissue. Our tissue matrix technology also:

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

     Soft tissue transplants from one part of the patient's body to another ("autograft") generally are successful; however, the procedure results in the creation of an additional wound site. Historically, the ability to transplant tissue from one person to another ("allograft") has been limited because the donor's cells within the transplanted tissue may trigger an immune response, resulting in rejection of the transplanted tissue. We believe that previous attempts to remove cells from soft tissue grafts before performing an allograft transplant have resulted in disruption or damage of the tissue matrix, causing an inflammatory response and rejection of the tissue following transplantation.

     We believe our tissue matrix technology offers the following important benefits:

          Natural Tissue Regeneration. Tissue grafts produced with our tissue matrix technology retain the structural and biochemical properties that stimulate normal cell repopulation and normal soft tissue regeneration. In addition, in our clinical studies with dermis and preliminary animal studies with heart valve leaflets, nerve connective tissue grafts, and vascular grafts processed using our technology we have shown that such tissues can be remodeled by the recipient's own cells and eventually become the recipient's own tissue.

          Multiple Potential Applications. We believe that our tissue matrix technology has the potential to generate additional products with multiple applications. In addition to the current commercial applications of AlloDerm, Repliform and Cymetra, we believe that these products may provide additional benefits in other clinical applications. We also are evaluating the applicability of our technology to process other human tissues and are conducting pre-clinical studies with vascular and orthopedic tissues.

          Safety. Our tissue matrix technology yields products that can revascularize and integrate into the body's own tissues thereby allowing the patient's immune cells to penetrate into the transplanted tissue and thus aid in preventing infections. In contrast, certain synthetic implants do not allow penetration of the patient's immune cells, thereby compromising the body's natural ability to fight infections. Our processed human tissue products have a proven safety record of over nine years and over 200,000 tissue grafts processed and distributed to date.

          Prolonged Shelf Life. Our tissue matrix technology allows extended storage and ease of transportation of products. AlloDerm and Repliform have been tested for storage at normal refrigerated temperatures for up to two years. In contrast, traditionally processed skin allografts require low temperature (-80 C) storage and shipping with dry ice. Cymetra is stored at normal refrigerated temperatures for up to one year.

          Compatibility with Other Technologies. Human tissues processed with our technology retain important biochemical components, such as proteoglycans including hyaluronic acid. These biochemical components bind growth factors and cells that stimulate tissue regeneration. Therefore, we believe it may be possible to use our technology to develop tissue-based delivery vehicles for these factors and cells.

     CELL  PRESERVATION  TECHNOLOGY

     Blood cells circulating within the body are exposed to multiple factors that maintain their stability and/or prevent spontaneous clotting. When blood cells are removed from the body for storage, these stabilizing influences are absent and result in the destabilization and/or irreversible spontaneous clotting of the cells. These damaging events currently limit the shelf life of transfusable red blood cells to 42 days under refrigeration and blood platelets to five days at room temperature.

     Through our research efforts, we have developed cell preservation technology mimics the stabilizing influences present in the body through manipulation of signal transduction mechanisms that control cellular metabolism, combined with either low temperature storage or our patented freeze-drying technology. If successfully implemented, our cell preservation technology could result in multiple products for the preservation of directly transfusable blood cells with extended shelf life, which could be stored in a manner consistent with current blood banking practices.

STRATEGY

     Our strategy is to be a leader in developing and marketing biologically based solutions for the repair and replacement of damaged or inadequate human tissue in numerous clinical applications. Our strategy includes the following principal elements:

     EXPANDING  PENETRATION  OF  ALLODERM  INTO  CURRENT  TARGET  MARKETS

     Our direct marketing effort focuses on the use of AlloDerm in head and neck and plastic reconstructive procedures and general surgery. We see great opportunity for revenue growth in this area, in which AlloDerm is used as an alternative to the current standard of care, autografts. We have initiated numerous programs to achieve this goal. These include:

     - conducting additional clinical studies to demonstrate the benefits of AlloDerm compared to autografts;

     - supporting publications in leading scientific journals describing the uses and benefits of AlloDerm;

     - utilizing our direct sales and marketing organization to call on a broader audience of hospital-based surgeons;

     - sponsoring educational and surgical training workshops on the use of AlloDerm; and

     -    participating  at  trade  shows.

     We currently market AlloDerm for use in head and neck and plastic reconstructive procedures, burn surgery and general surgery in domestic markets through our own direct sales force. For periodontal applications and selected international markets, we market through distributors.

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

     EXPANDING PENETRATION OF CYMETRA IN RECONSTRUCTIVE PLASTIC AND DERMATOLOGY MARKETS

     In December 1999, we introduced Cymetra, a version of AlloDerm in a particulate form for non-surgical correction of soft tissue defects, to selected plastic and reconstructive surgeons. In June 2000, we, in conjunction with OMP, Inc., initiated the full commercial launch of Cymetra to office-based plastic surgeons and dermatologists.

     LEVERAGING  OUR  TECHNOLOGY  PLATFORMS  TO  DEVELOP  NEW  PRODUCTS

     We continue to investigate the application of our matrix technology to the regeneration of other human tissues including vascular, orthopedic and nerve tissues.

     The application of our tissue matrix technology to vascular tissues has shown promise in pre-clinical feasibility studies. In October 2001, we received final approval for a $2.1 million research grant from the Department of Defense, through the U.S. Army Medical Research Acquisition Activity, to investigate the application of our technology to the regeneration of vascular and nerve tissues. We retain all rights to commercialize products resulting from this collaboration. We are commencing pre-clinical studies focused on using umbilical vessels as the source graft. Upon successful completion of these studies, we plan to commence our first clinical evaluation using a human tissue based vascular graft.

     Pre-clinical studies conducted by us suggest that our acellular tissue matrix may also remodel into tendons, cartilage and bone. In October 2000, we received final approval for a $2.3 million research grant from the Department of Defense, through the U.S. Army Medical Research Acquisition Activity, to investigate the application of our technology to the regeneration of orthopedic tissues. We retain all rights to commercialize products resulting from this collaboration. In 2001, we commenced pre-clinical studies to investigate the ability of acellular tissue matricies to remodel into various orthopedic tissues. Upon successful completion of these studies, we plan to commence our first clinical evaluation using human tissue based grafts.


     We are also using our proprietary cell preservation technology in the development of solutions that would extend the shelf life of platelets and red blood cells. In February 2002, we received final approval of an $824,000 research grant from the Office of Naval Research to investigate the potential to preserve red blood cells through freeze drying. We retain all rights to commercialize products resulting from this collaboration. Additionally, we may decide to establish collaborative out-licensing arrangements with appropriate partners to fund the development and commercialization of certain of these products.

PRODUCTS  AND  PRODUCT  DEVELOPMENT  ACTIVITIES

     ACELLULAR  TISSUE  PRODUCTS

     ALLODERM

     AlloDerm is acellular tissue processed with our tissue matrix technology using donated human cadaveric skin. We believe that AlloDerm is the only human tissue product on the market today that supports the regeneration of normal human soft tissue. Following transplant, our AlloDerm graft becomes repopulated with the patient's own cells and is revascularized (i.e., blood supply is restored), becoming engrafted into the patient. AlloDerm is a versatile tissue and has multiple surgical applications. AlloDerm is predominately used in plastic reconstructive procedures, burn surgery, periodontal surgery and general surgery.

     We receive donated human cadaveric skin from tissue banks and organ procurement organizations in the United States that comply with the United States Food and Drug Administration (the "FDA") human tissue regulations. In addition, we require supplying tissue banks and organ procurement organizations to comply with procedural guidelines outlined by the American Association of Tissue Banks. We conduct microbiological and other rigorous quality assurance testing before our acellular human tissue products are released for shipment. AlloDerm is shipped at ambient temperature by overnight delivery services and has a two-year refrigerated shelf life.

     We have established what we believe to be adequate sources of donated skin tissue at acceptable costs to satisfy the foreseeable demand for all of our commercialized tissue products. However, there can be no assurance that the future availability of donated human cadaveric skin will be sufficient to meet our demand.

     PLASTIC RECONSTRUCTIVE SURGERY. AlloDerm is marketed to plastic reconstructive surgeons as an "off-the-shelf" alternative to autograft. Within plastic reconstructive surgery, AlloDerm is used in various head and neck and reconstructive surgeries, cancer reconstruction, scar revision and oral cavity reconstruction surgical procedures:

     - as an implant for soft tissue reconstruction or tissue deficit correction;

     -    as  an  interpositional  graft  for  tissue  coverage  or  closure;

     - as a graft or implant for scar revision or the dermal component of a skin graft;

     -    as  a  sling  to  support tissue following nerve or muscle damage; and

     -    as  a  tissue  patch  to  restore  closure.

     In these procedures, the greatest competitive pressures to AlloDerm are from autologous tissue and synthetic and biosynthetic materials. We believe the disadvantages of using autologous tissue is the creation of a separate donor site wound and the associated pain, healing, and scarring from this additional wound. Additionally, we believe the disadvantages of using synthetic materials are the susceptibility of synthetics to infection, the graft moving away from the transplanted area (mobility), and erosion of the graft through the skin (extrusion). Some biosynthetic materials may include bovine collagen, which requires patient sensitivity testing.

     BURNS. During 1994, we commenced marketing of AlloDerm for use in the treatment of third-degree and deep second-degree burns requiring skin grafting. Skin is the body's largest organ and is the first line of defense against invasion of foreign substances. It contains two functional layers, the upper surface consisting primarily of cells (epidermis) and an underlying foundational layer consisting primarily of extracellular matrix proteins and collagen (dermis). The epidermis functions as a water barrier and maintains hydration. The dermis provides other important skin properties including tensile strength, durability and elasticity. Dermis, like many other tissues of the body, is not capable of de novo regeneration. The most conservative and common surgical treatment of third-degree and deep second-degree burns use split-thickness skin autografts (the epidermal layer and a portion of the dermis) taken from uninjured areas of the patient's body. The surgical procedure when using AlloDerm in treating these patients is to place AlloDerm where the patient is missing dermis and cover the AlloDerm with an ultra-thin split-thickness skin autograft (the epidermal layer and a much thinner portion of the dermis). This procedure has produced comparable results to normal thickness autografts while significantly reducing donor site trauma.

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

     PERIODONTAL SURGERY. We began marketing AlloDerm to periodontists in September 1995. BioHorizons Implant Systems, Inc. is our exclusive distributor of AlloDerm for use in periodontal applications in the United States and certain international markets. Periodontal surgeons use AlloDerm to increase the amount of attached gum tissue supporting the teeth. Until the development of AlloDerm, these procedures were predominately performed with autologous connective tissue grafts excised from the roof of the patient's mouth and then transplanted to the gum.

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

     POTENTIAL ORTHOPEDIC APPLICATIONS OF ALLODERM. Pre-clinical studies conducted by us have indicated that AlloDerm and Cymetra may have the potential to remodel into certain types of orthopedic tissues. Based on these preliminary results, we commenced a product development program for orthopedic applications of AlloDerm and Cymetra and we intend to conduct additional studies investigating the potential of these tissue products to remodel into orthopedic tissues such as tendon, ligament, cartilage, meniscus and bone. We are also investigating the potential of applying our tissue matrix technology to certain orthopedic tissues such as tendons and ligaments.

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

     Fewer than half of the individuals affected by urinary incontinence seek treatment due to the combined factors of embarrassment and a lack of acceptable therapeutic options for some types of incontinence. Some forms of female stress urinary incontinence can be treated with a sling procedure, which involves lifting and supporting the bladder neck to provide urethral support and compression.

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

     MICRONIZED  ALLODERM(R)  PRODUCTS

     CYMETRA

     Cymetra, the brand name for Micronized AlloDerm(R) is made from AlloDerm sheets that are micronized at a low temperature to create a particulate form of AlloDerm suitable for injection. This form allows a non-surgical alternative in reconstructive plastic and dermatological procedures to replace damaged or inadequate skin tissue, such as correction of soft tissue defects and depressed scars or to replace integumental tissue lost through atrophy.

     In June 2000, we, in conjunction with OMP, Inc., initiated the full commercial launch of Cymetra to office-based plastic surgeons and dermatologists.

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

     FDA  STATUS  OF  ALLODERM,  REPLIFORM  AND  CYMETRA

     The FDA generally permits tissue classified as human tissue for transplantation to be commercially distributed without obtaining prior FDA approval. In 1996, AlloDerm was reviewed by the FDA and found to be human tissue for transplantation when intended for the replacement or repair of damaged or inadequate integumental tissue, including gingival dermis. On that basis, we continued commercial distribution of AlloDerm for plastic reconstructive, burn, and periodontal surgery. Repliform is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental connective tissue in urological and gynecological surgery. Cymetra is Alloderm that has been micronized at a low temperature into injectable powder form. This form of AlloDerm permits delivery to subcutaneous locations by injection rather than open surgery to repair damaged or inadequate integumental tissue. The micronized particles are biochemically identical to AlloDerm. In November 2000, the FDA wrote to us and requested detailed information about Repliform and Cymetra, including copies of existing labeling and advertising, a description of product composition and processing, and other information supporting LifeCell's belief that each of these products satisfy the requirements of human tissue for transplantation. In February 2001, we provided a detailed submission responding to the FDA's request. In June 2001, we received a letter from the FDA indicating that Repliform and Cymetra, as currently marketed, meet the definition of human tissue for transplantation.

     CARDIOVASCULAR  TISSUE  PRODUCTS

     We are commencing pre-clinical studies to evaluate human tissue based small-diameter vascular graft products for potential use in cardiovascular surgery. If successfully developed, a human tissue based vascular graft could be used in coronary artery bypass procedures or used to restore peripheral blood circulation in patients with peripheral vascular disease, such as below-knee bypass procedures. According to an independent market research report and published articles, annually in the United States replacement vascular conduits are required for 375,000 coronary artery bypass surgeries and 230,000 peripheral vascular reconstructions. There are additional requirements for construction of arterio-venous (A-V) fistulas for vascular access in hemodialysis, patches for closure following carotid endarterectomy and microvascular conduits for microsurgical repair techniques.

     Veins and arteries harvested from the patient for use as a replacement graft continue to be the mainstay of therapy, yet these vessels are frequently donor site limited as a result of the condition of the patient. When available, autologous vessel harvest leads to significant patient discomfort and an increase in risk for complications. To address these drawbacks, we believe there is a severe requirement for an "off-the-shelf" small diameter vascular graft, which is non-immunogenic, non-thrombotic and has compliance characteristics and handling properties equivalent to native vessels.

     We have demonstrated in a pre-clinical study that a graft processed by us had an equivalent patency to the animal's fresh autologous vein. This study also showed the graft was repopulated with the animal's own cells and hence, remodeled into the animal's own tissue. We are currently conducting additional pre-clinical studies.

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

     Platelets are blood cells that initiate clotting. Untreated platelets are sensitive to storage at low temperatures and cannot be refrigerated effectively. Presently, platelets are stored at room temperature and, due to the risk of microbial contamination, have a limited shelf life of five days. We have shown in laboratory tests that the addition of ThromboSol solution preserves the in vitro functional aspects of refrigerated platelets for up to nine days and frozen platelets for more than two years. During 1999, we successfully completed biocompatability testing on the ThromboSol solutions. A pilot clinical study under a physician-sponsored Investigational New Drug Application ("IND") was conducted during 1998 and the study found that ThromboSol treated cryopreserved platelets performed better than standard cryopreserved platelets. A second physician-sponsored IND was performed which involved a "standard of care" transfusion of ThromboSol cryopreserved platelets into oncology patients. This study was completed in 2001 and demonstrated that Thrombosol preserved platelets performed equivalent to fresh platelets. Further clinical evaluation is continuing. Any product developed will require extensive regulatory approvals prior to marketing in the United States. Our development efforts to date have primarily been funded through research grant funds from the Department of Defense.

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

MARKETING

     We currently distribute AlloDerm in the United States for plastic reconstructive, burn and general surgical applications through our network of direct technical marketing representatives. In March 1999, we entered into an exclusive agreement with Boston Scientific Corporation for the worldwide marketing of Repliform for use in urology and gynecology. In February 2000, we entered into an exclusive agreement with OMP, Inc. for promotion of Cymetra to office-based dermatologists and plastic surgeons in the United States and certain international markets. In August 2000, we entered into an exclusive agreement with BioHorizons Implant Systems, Inc., granting them distributor rights in the United States and select international markets of AlloDerm for use in periodontal applications.

     Prior to 1999, we used a network of domestic and international distributors to augment our sales efforts. We currently maintain a network of international distributors, but during the first quarter of 1999, we eliminated the use of domestic distributors except for the distribution of AlloDerm for periodontal applications.

     As of March 1, 2002, we had sales and marketing staff of 37 persons, including 28 domestic sales personnel, and 9 domestic marketing and other personnel. Our sales representatives are responsible for interacting with ear, nose and throat surgeons, plastic surgeons, burn surgeons and general surgeons and educating them regarding the use and anticipated benefits of AlloDerm and Cymetra. We also participate in numerous national fellowship programs, national and international conferences and trade shows and participate in, or fund certain educational symposia.

SOURCES  OF  MATERIALS

     In 2001, we obtained all of our donated human cadaveric tissue from 23 tissue banks and organ procurement organizations in the United States. We estimate that there are at least 100 tissue banks and organ procurement organizations in the United States. In January 2002, we entered into an agreement with LifeNet, the largest organ procurement based tissue bank in the United States. Under the terms of the agreement, LifeNet will supply donated human cadaveric skin tissue to us for processing into cryopreserved skin and AlloDerm tissue products on a priority basis for burn victims.

     We believe we have established adequate sources of donated human tissue to satisfy the expected demand for our products in the foreseeable future. Although we have not experienced any material difficulty in procuring adequate donated cadaveric skin tissue, there is risk that the future availability of donated human skin will not be sufficient to meet our demand. We compete with other entities that process and or distribute allograft skin and other human tissues.

     Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act ("NOTA"), which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the payment of reasonable expenses associated with the procurement, transportation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for expenses incurred that are associated with the recovering and transportation of donated human skin that we process into AlloDerm, Repliform, Cymetra and cryopreserved skin as a temporary wound dressing.

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

     The FDA does not apply a single regulatory scheme to human tissues and products derived from human tissue. On a case-by-case basis, the FDA may choose to regulate such products as transplanted human tissue, medical devices or biologics. A fundamental difference in the treatment of products under these various classifications is that the FDA generally permits human tissue for transplantation to be commercially distributed without premarket approval. In contrast, products regulated as medical devices or biologics usually require such approval. The process of obtaining premarket approval for a medical device or biologic is often expensive, lengthy and uncertain.

     Once on the market, all of our human tissue products are subject to pervasive and continuing regulation by the FDA. We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements. The FDA may impose a wide range of enforcement sanctions if we fail to comply, including:

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

     Relying on the 1996 letter, we have not obtained prior FDA approval for commercial distribution of AlloDerm for use in the treatment of burns, plastic reconstructive surgery procedures (such as atrophic lip reconstruction and scar revision) and periodontal surgical procedures (such as free-gingival grafting and guided tissue regeneration). We believe that the final tissue regulation did not alter the provisions of the interim regulation that was the foundation of the FDA's decision not to regulate AlloDerm as a device when used for these indications. Therefore, we continue to believe that AlloDerm for these uses is regulated as human tissue. However, because the FDA's approach to tissue regulation is evolving, we cannot assure you that FDA will adhere to this position. In the future, the FDA could choose to impose device regulation on AlloDerm for these indications.

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

     In 1999, we began marketing two additional tissue products, Repliform and Cymetra. Repliform is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental connective tissue in urological and gynecological surgery. Cymetra is Alloderm that has been micronized at low temperature to create a particulate form of AlloDerm suitable for injection. This form of AlloDerm permits delivery to subcutaneous locations by injection rather than open surgery to repair damaged or inadequate integumental tissue. The micronized particles are biochemically identical to AlloDerm.

     In November 2000, the FDA wrote to us and requested detailed information about Repliform and Cymetra, including copies of existing labeling and advertising, a description of product composition and processing, and other information supporting our belief that each of these products is human tissue. In February 2001, we provided a detailed submission responding to the FDA's request. In June 2001, we received a letter from the FDA indicating that Repliform and Cymetra, as currently marketed, meet the definition of human tissue for transplantation.

     In January 2001, the FDA issued a final rule requiring registration of tissue banking establishments and the listing of tissue products. These requirements became effective on April 4, 2001. A proposed regulation pending since September 1999 would require that most tissue donors be screened for relevant communicable diseases. Another proposed regulation issued in January 2001 would require manufacturers of tissue products to follow proposed current good tissue practices. These final and pending regulations demonstrate FDA's increasingly proactive regulation of human tissue, which may lead to the imposition of significant additional regulatory requirements upon tissue products. Such requirements could cause us to incur significant additional costs.

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

     Medical  Device  Regulation

     A medical device generally may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed in class I or class II. Class II devices (and some class I devices) generally require the manufacturer to seek "510(k) clearance" from the FDA prior to marketing through the filing of a "premarket notification," unless exempted from this requirement by regulation. Such clearance generally is granted based upon a finding that a proposed device is "substantially equivalent" in intended use and safety and effectiveness to a "predicate device," which is a legally marketed class I or II device that already has 510(k) clearance or a "pre-amendment" class III device (in commercial distribution prior to May 28, 1976) for which the FDA has not called for PMA applications (defined below). We believe that it usually takes from 4 to 12 months from the date of submission to obtain 510(k) clearance, but it may take longer. No assurance can be given that any 510(k) submission will ever receive clearance. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, will require a new 510(k) submission.

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

     In 1997, the FDA told us that NeoDura(TM) (an acellular tissue matrix) for use in dura mater replacement procedures would be classified as a medical device requiring 510(k) clearance and we submitted a 510(k) application. In March 1999, we withdrew this 510(k) submission with the intent to submit a new 510(k) submission after we have addressed several issues raised by the FDA. We have not determined if we will submit a new 510(k) submission for NeoDura.

     Based upon relevant precedents, it is not clear whether the FDA will regulate our vascular and orthopedic products now in development as medical devices requiring 510(k) clearance or PMA approval or as human tissue for transplantation.

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

     Upon completion and analysis of clinical trials, the applicant assembles and submits a Biologic License Application containing, among other things, a complete description of the manufacturing process. Before the licenses can be granted, the applicant must undergo a successful establishment inspection. FDA review and approval of a biological product can take several years. We cannot assure you that we will obtain the required approval for ThromboSol platelet storage solution or any other proposed biological products.

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

     International  Regulation

     The regulation of our products outside the United States varies by country. Certain countries regulate our human tissue products as a pharmaceutical product, requiring us to make extensive filings and obtain regulatory approvals before selling our product. Certain countries classify our products as human tissue for transplantation but may restrict its import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to our products, creating uncertainty as to what standards we may be required to meet.

     AlloDerm and Cymetra are currently distributed in several countries internationally. Additionally, we are pursuing clearance to distribute AlloDerm and Cymetra in certain other countries. The uncertainty of the regulations in each country may delay or impede the marketing of AlloDerm or Cymetra and other products in the future or impede our ability to negotiate distribution arrangements on favorable terms. Certain foreign countries have laws similar to NOTA. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

RESEARCH  AND  DEVELOPMENT

     We have historically funded the development of our human tissue products and blood cell preservation products primarily through external sources, including a corporate alliance and government grants, as well as through the proceeds from equity offerings. Our research and development costs in 1999, 2000 and 2001 for all programs were approximately $3.9 million, $4.5 million and $4.4 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     We have received a substantial portion of our government grant funding from the United States government's Small Business Innovation Research ("SBIR") program. The SBIR grant program provides funding to evaluate the scientific and technical merit and feasibility of an idea. To date, we have been awarded in excess of $10 million through approved SBIR program awards and Department of Defense contracts. We intend to continue to seek funding through the SBIR programs, as well as to pursue additional government grant and contract programs. Generally, we have the right to patent any technologies developed from government grants and contract funding, subject to the United States government's right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

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

     We generally conduct a cursory review of issued patents prior to engaging in research or development activities. If others already have issued patents covering new products that we develop, we may be required to obtain a license from others to commercialize such future products. There can be no assurance that any such license that may be required could be obtained on favorable terms or at all.

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

     We have federal trademark or service mark registrations that we currently use for LifeCell(R), which concerns processing and preserving tissue samples, AlloDerm(R), which concerns our commercial acellular dermal graft product and Micronized AlloDerm(R), the particulate form of AlloDerm. We have filed trademark applications for the protection of the phrases, Cymetra(TM) the brand name for Micronized AlloDerm(R), and Repliform(TM), the version of AlloDerm for urology and gynecology.

COMPETITION

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. There are many companies, including Regeneration Technologies, Inc., Cook, Inc. and its affiliates, Cryolife, Inc., Organogenesis, Inc., Advance Tissue Sciences, Inc. and Integra Life Sciences Holdings Corporation, and academic institutions, including Rice University, The University of Pittsburgh and Georgia Institute of Technology, that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Many of these companies and academic institutions are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do. These companies and academic institutions may succeed in developing competing products that are more effective than our products, or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.

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

EMPLOYEES

     At March 1, 2002, we had 138 employees of which 37 were employed in sales and marketing, 58 in production and quality assurance, 22 in research and development and clinical studies, and 21 in administration and accounting. Also, at such date, we employed, full-time, one M.D. and 9 individuals with Ph.D. degrees.

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

     -    $7.1  million  for  the  year  ended  December  31,  2000;  and

     -    $2.1  million  for  the  year  ended  December  31,  2001.

     At December 31, 2001, we had an accumulated deficit of approximately $65.8 million. In the fourth quarter of 2001 we had net income of $102,000. Additionally, we generated positive cash flow from operations in the third and fourth quarter of 2001. Our ability to maintain profitability and generate positive cash flows from operations in the future will depend on:

     - continued market acceptance and sales of AlloDerm, Repliform and Cymetra; and

     -    commercialization  of  products  under  development.

     We may not be profitable and generate positive cash flows from operations in the future.

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

          - developments related to regulatory and third party reimbursement matters.

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

IF THE UNITED STATED FDA IMPOSES MEDICAL DEVICE OR OTHER REGULATIONS THAT AFFECT OUR PRODUCTS, THE COSTS OF DEVELOPING, MANUFACTURING AND MARKETING OUR PRODUCTS WILL BE INCREASED.

     The FDA generally permits human tissue for transplantation to be commercially distributed without obtaining prior FDA approval of the product. In contrast, products regulated as medical devices or biologics usually must undergo a lengthy, uncertain and expensive approval process. In 1996, the FDA determined that AlloDerm used for the repair or replacement of damaged or inadequate integumental tissue (i.e. "tissue lining the surface of the body or a body cavity") would be regulated as transplanted human tissue. On that basis, we continued commercial distribution of this product for plastic reconstructive, burn and periodontal surgery. In its decision with respect to the regulation of AlloDerm, the FDA stated that the regulatory status of any different uses, such as a void filler for soft tissue, for cosmetic augmentation procedures or as a wound healing agent, would need to be determined on a case-by-case basis.

     In  1999,  we  began  marketing  the  following  products  as human tissue:

     - Repliform, a version of AlloDerm, for urological and gynecological surgical procedures; and
     - Cymetra, a version of AlloDerm in a particulate form, for non-surgical correction of soft tissue defects.
Repliform is used as a bladder sling for the treatment of urinary incontinence and for the repair of pelvic floor defects. Cymetra is used for the correction of soft tissue deficits, such as acne or other depressed scars, and to restore tissue loss from disease. In November 2000, the FDA wrote to us and requested detailed information about Repliform and Cymetra, including copies of existing labeling and advertising, a description of product composition and processing, and other information supporting our belief that each of these products is human tissue. In February 2001, we provided a detailed submission responding to the FDA's request. In June 2001, we received a letter from the FDA indicating that each of these products, as currently marketed, meet the definition of transplanted human tissue.

     We cannot assure that products we develop in the future will similarly be regulated as human tissue. The regulation of each new product we develop will be decided by the FDA on a case-by-case basis. If the FDA chooses to regulate any of our future products as a medical device or biologic, the process of obtaining FDA approval would be expensive, lengthy and unpredictable. We anticipate that it could take from one to three years or longer to obtain such approval. We do not know if such approval could be obtained in a timely fashion, or at all. Such approval process would almost certainly include a requirement to provide extensive supporting clinical data.

     In addition, the FDA requires that devices and biologics be produced in accordance with the Quality System Regulation for medical devices or Good Manufacturing Practice regulation for biologics. As a result, our manufacturing and compliance costs would increase and any such future device and biologic products would be subject to more comprehensive development, testing, monitoring and validation standards.

     A few states impose their own regulatory requirements on transplanted human tissue. We believe that we are in compliance with such regulations. There can be no assurance that the various states in which our products are sold will not impose additional regulatory requirements or marketing impediments on our products.

THE FDA CAN IMPOSE CIVIL AND CRIMINAL ENFORCEMENT ACTIONS AND OTHER PENALTIES ON US IF WE FAIL TO COMPLY WITH THE STRINGENT FDA REGULATIONS AT OUR TISSUE FACILITIES.

     Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and other fines and penalties that would increase our expenses and adversely affect our cash flows. Tissue establishments must engage in:

     -    Donor  screening  and  infectious  disease  testing;  and

     -    Stringent  record  keeping.

As a result, our involvement in the processing and distribution of human tissue for transplantation requires us to ensure that proper donor screening and infectious disease testing are done appropriately and conducted under strict procedures. In addition, we must maintain records, which are available for FDA inspectors documenting that the procedures were followed. The FDA has authority to conduct inspections of tissue establishments and to detain, recall, or destroy tissue if the procedures were not followed or appropriate documentation is not available.

     The FDA has issued proposed rules that would impose additional donor suitability and Current Good Tissue Practice requirements on manufacturers of tissue-based products. If these or similar requirements actually become law, we will likely incur additional manufacturing and compliance costs for our tissue-based products, including AlloDerm, Repliform and Cymetra.

     Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. From time to time, the FDA may modify such requirements, imposing additional or different requirements which may require us to alter our business methods.

THE NATIONAL ORGAN TRANSPLANT ACT ("NOTA") COULD BE INTERPRETED IN A WAY THAT COULD REDUCE OUR REVENUES AND INCOME IN THE FUTURE.

     Procurement of certain human organs and tissue for transplantation is subject to the restrictions of NOTA, which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the payment of reasonable expenses associated with the procurement, transportation, processing, preservation, quality control and storage of human tissue, including skin. We reimburse tissue banks for expenses incurred that are associated with the recovering and transportation of donated cadaveric human skin that we process into AlloDerm, Repliform, Cymetra and cryopreserved skin as a temporary wound dressing. In addition to amounts paid to tissue banks to reimburse them for their expenses associated with the procurement and transportation of human skin, we include in our pricing structure certain costs associated with:

          -    processing;

          -    preservation;

          -    quality  control  and  storage  of  the  tissue;  and

          -    marketing  and  medical  education  expenses.

     NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products thereby negatively impacting our revenues and profitability. We also are potentially subject to enforcement sanctions if we are found to have violated NOTA's prohibition on the sale of human tissue.

WE ARE SUBJECT TO VARYING AND EXTENSIVE REGULATION BY FOREIGN GOVERNMENTS WHICH CAN BE COSTLY, TIME CONSUMING AND SUBJECT US TO UNANTICIPATED DELAYS.

     We distribute some of our products in countries outside the United States. The regulation of our products in these countries varies. Certain countries regulate our products as a pharmaceutical product, requiring us to make extensive filings and obtain regulatory approvals before selling our product. Certain countries classify our products as transplant tissue but may restrict its import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to our products, creating uncertainty as to what standards we may be required to meet.

     The uncertainty of the regulations in each country may delay or impede the marketing of our products in these countries in the future or impede our ability to negotiate distribution arrangements on favorable terms. Certain foreign countries have laws similar to National Organ Transplant Act. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

INCREASING OUR REVENUES AND ACHIEVING PROFITABILITY WILL DEPEND ON OUR ABILITY TO INCREASE MARKET PENETRATION OF OUR CURRENT PRODUCTS AND TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS.

     Much of our ability to increase revenues and to generate net income and positive cash flows from operations will depend on:

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

          -    manufacturing  difficulties;  and

          - the possibility of insufficient funds for the completion of such development.

WE ARE HIGHLY DEPENDENT UPON SALES OF OUR PRODUCTS THROUGH BOSTON SCIENTIFIC, OMP INC. AND DISTRIBUTORS TO GENERATE OUR REVENUES.

     We  have  engaged:

          - Boston Scientific Corporation as our exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets; and

          - OMP Inc. as the exclusive sales and marketing representative of Cymetra for office-based dermatologists and plastic surgeons.

     Additionally, we have granted distributors exclusive distribution rights and may grant additional distribution rights in the future. For the year ended December 31, 2001, sales of our products through Boston Scientific Corporation, OMP Inc. and our distributors represented approximately 35%, 9% and 10%, respectively, of our total product revenues. We expect sales of our products through our marketing agents and distributors to continue to increase as a percentage of total revenues. If an exclusive marketing agent, such as Boston Scientific Corporation or OMP Inc., or a distributor fails to adequately promote, market and sell our products, our revenues could be adversely affected until a replacement agent or distributor could be retained by us. Finding replacement agents and distributors could be a time consuming process during which our revenues could be negatively impacted.

WE DEPEND HEAVILY UPON A LIMITED NUMBER OF SOURCES OF HUMAN CADAVERIC TISSUE AND ANY INTERRUPTION IN THE AVAILABILITY OF HUMAN TISSUE WOULD INTERFERE WITH OUR ABILITY TO PROCESS AND DISTRIBUTE OUR PRODUCTS.

     Our business is dependent on the availability of donated human cadaveric tissue. We currently receive human tissue from approximately 23 United States tissue banks / organ procurement organizations. We estimate that there are at least 100 tissue banks / organ procurement organizations in the United States. Although we have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for our human tissue products in the foreseeable future, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our needs. If our current sources can no longer supply human cadaveric tissue or our requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources. Any significant interruption in the availability of human cadaveric tissue would likely cause us to slow down the processing and distribution of our human tissue products.

NEGATIVE PUBLICITY CONCERNING THE USE OF DONATED HUMAN TISSUE IN RECONSTRUCTIVE COSMETIC PROCEDURES COULD REDUCE THE DEMAND FOR OUR PRODUCTS AND MAY NEGATIVELY IMPACT THE SUPPLY OF AVAILABLE DONOR TISSUE.

     Although we do not promote the use of our human tissue products for cosmetic applications, clinicians may use our products in applications or procedures that may be considered "cosmetic." Negative publicity concerning the use of donated human tissue in cosmetic procedures could reduce the demand for our products or negatively impact the willingness of families of potential donors to agree to donate tissue or tissue banks to provide tissue to us for processing.

THE BIOMEDICAL FIELD WHICH WE ARE IN IS HIGHLY COMPETITIVE AND SUSCEPTIBLE TO RAPID CHANGE AND SUCH CHANGES COULD RENDER OUR PRODUCTS OBSOLETE.

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. There are many companies, including Regeneration Technologies, Inc., Cook, Inc. and its affiliates, Cryolife, Inc., Organogenesis, Inc., Advance Tissue Sciences, Inc. and Integra Life Sciences Holdings Corporation, and academic institutions, including Rice University, The University of Pittsburgh and Georgia Institute of Technology, that are capable of developing products based on similar technology. Some or all of these competitors have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Many of these companies and academic institutions are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do. These companies and academic institutions may succeed in developing competing products that are more effective than our products, or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.

THE  ABILITY  TO  OBTAIN  THIRD-PARTY REIMBURSEMENT FOR THE COSTS OF NEW MEDICAL
TECHNOLOGIES  IS  LIMITED.

     Generally, hospitals, physicians and other health care providers purchase products, such as the products being sold or developed by us, for use in providing care to their patients. These parties typically rely on third-party payers, including:

          -    Medicare;

          -    Medicaid;

          -    private  health  insurance;  and

          -    managed  care  plans

to reimburse all or part of the costs of acquiring those products and costs associated with the medical procedures performed with those products. Third-party payers have adopted cost control measures in recent years that have had and may continue to have a significant effect on the purchasing practices of many health care providers, generally causing them to be more selective in the purchase of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We believe that certain third-party payers provide reimbursement for medical procedures at a specified rate without additional reimbursement for products, such as those being sold or developed by us, used in such procedures. Adequate third-party payer reimbursement may not be available for us to maintain price levels sufficient for realization of an appropriate return on our investment in developing new products. The FDA generally permits human tissue for transplantation to be commercially distributed without obtaining prior FDA approval of the product. In contrast, products regulated as medical devices or biologics usually require such approval. Certain government and other third-party payers refuse, in some cases, to provide any coverage for uses of products for indications for which the FDA has not granted marketing approval. Further, certain of our products are used in medical procedures that typically are not covered by third-party payers or for which patients sometimes do not obtain coverage. These and future changes in third-party payer reimbursement practices regarding the procedures performed with our products could adversely affect the market acceptance of our products.

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

     Our ability to compete effectively with other companies is materially dependent upon the proprietary nature of our technologies. We rely primarily on patents and trade secrets to protect our technologies. We currently license:

          - the exclusive right to nine United States patents and related foreign patents; and

          -    non-exclusive  rights  to  14  patents.

     In  addition,  we:

          - have been issued one United States design patent and five United States utility patents; and

          -    have  several United  States  patent  applications  pending.

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

     We generally conduct a cursory review of issued patents prior to engaging in research or development activities. If others already have issued patents covering new products that we develop, we may be required to obtain a license from them to commercialize such new products. There can be no assurance that any necessary license could be obtained on favorable terms or at all.

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

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR PRODUCT LIABILITY INSURANCE MAY BE INADEQUATE.

     Our business exposes us to potential product liability risks inherent in the testing, manufacturing and marketing of medical products. We cannot be certain that:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this prospectus regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth above and "Critical Accounting Policies" in "Managements Discussion and Analysis of Financial Condition and Results of Operations".

ITEM  2.     PROPERTIES

     We lease approximately 90,000 square feet of laboratory, production and office space in one building in Branchburg, New Jersey under a lease agreement that expires in November 2010. The current monthly rental obligation under this lease is approximately $69,000. We believe that our current laboratory, production and office space will be sufficient to meet our anticipated needs for the next several years.

ITEM  3.     LEGAL  PROCEEDINGS

     We are a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Regner, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint alleges among other things, defendants, including LifeCell, make profits from the storing, processing, and distribution of human tissue in contravention of California law. The Company is also a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Thacker, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. This complaint contains similar allegations to the Regner complaint, and the two cases have been combined. These actions are not denominated class actions and do not involve tort theories. Both actions were brought under a statute that allows individuals to sue on behalf of the people of California for unfair business practices, with the court having the power to award injunctive relief and disgorgement of all profits from the alleged illegal practices. During 2001, the plaintiffs in the combined action have agreed to dismiss all claims against LifeCell, while we promise not to sue plaintiffs for malicious prosecution. A court order embodying this settlement, consented to by all parties of the suit, is currently before the Court, but has not yet been signed.

     Litigation is subject to many uncertainties and we are unable to predict the outcome of the pending actions. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such actions. From time to time we are party to various legal proceedings incident to operating a company of our size, which we do not deem to be material to our business operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our Common Stock is listed on the Nasdaq National Market under the symbol "LIFC." On March 15, 2002, the last reported sale price for our Common Stock on the Nasdaq National Market was $3.60 per share. The following table sets forth the high and low sales information for our Common Stock for the periods indicated, as reported by the Nasdaq Stock Market.

                                       Price Range
                                   --------------------
                                     High        Low
                                   ---------  ---------
           2000    First Quarter   $   11.88  $    4.63
                   Second Quarter       7.13       4.88
                   Third Quarter        6.44       4.50
                   Fourth Quarter       4.75       1.50

           2001    First Quarter   $    2.81  $    1.47
                   Second Quarter       2.57       1.25
                   Third Quarter        2.64       1.54
                   Fourth Quarter       2.66       1.64

     As of February 28, 2002, there were approximately 372 holders of record of shares of Common Stock and 39 holders of record of shares of Series B Preferred Stock. We estimate that there are in excess of 8,000 beneficial holders of Common Stock.

     In November 2001, we issued an additional 478,001 shares of Common Stock to an investor, without additional consideration, pursuant to the terms of an investment made in November 1999. We consider these securities to have been offered and sold in transactions not involving a public offering and, therefore, to be exempted from registration under Section 4(2) of the Securities Act of 1933, as amended.

DIVIDEND  POLICY

     We have not paid a cash dividend to holders of shares of Common Stock and do not anticipate paying cash dividends to the holders of our Common Stock in the foreseeable future. Pursuant to the terms of one of our debt agreements we are restricted from paying dividends on our Common Stock.

     Holders of Series B Preferred Stock were entitled to receive dividends through September 30, 2001 at the per share annual rate of the greater of (i) $6.00 (subject to adjustment in certain events) and (ii) the per annum rate of dividends per share paid, if applicable, by us, on the Common Stock. The dividends were payable quarterly, at our option, in cash or shares of Series B Preferred Stock or in a combination of cash and shares of Series B Preferred Stock. On February 15 and May 15, 2000 we paid $1.51 and $1.49, respectively, per share dividend in cash to the holders of shares of Series B Preferred Stock. On August 15 and November 15, 2000, February 15, May 15, August 15 and November 15, 2001, we paid dividends in additional shares of our Series B Preferred Stock equivalent to $1.49, $1.51, $1.51, $1.48, $1.50 and $1.51 respectively, per share to the holders of shares of Series B Preferred Stock. Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus, including additional paid-in capital, or current net profits.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 2001, derived from the audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                           Year Ended December 31,
                                  -------------------------------------------------------------------------
                                      1997           1998           1999           2000           2001
                                  -------------  -------------  -------------  -------------  -------------
Operations Statement Data:
-------------------------

Revenues:
  Product revenues                $  4,905,000   $  7,245,000   $ 11,912,000   $ 21,330,000   $ 26,560,000
  Research grant revenues            1,075,000        747,000        764,000      1,442,000      1,209,000
                                  -------------  -------------  -------------  -------------  -------------
    Total revenues                   5,980,000      7,992,000     12,676,000     22,772,000     27,769,000
                                  -------------  -------------  -------------  -------------  -------------
Costs and expenses:
  Costs of products sold             2,541,000      2,837,000      3,452,000      6,949,000      8,862,000
  Research and development           2,007,000      3,376,000      3,871,000      4,523,000      4,351,000
  General and administrative         3,081,000      3,484,000      4,840,000      6,180,000      4,098,000
  Selling and marketing              4,956,000      6,500,000      7,236,000     11,779,000     11,978,000
  Relocation costs                          --             --      2,937,000             --             --
                                  -------------  -------------  -------------  -------------  -------------
    Total costs and expenses        12,585,000     16,197,000     22,336,000     29,431,000     29,289,000
Loss from operations                (6,605,000)    (8,205,000)    (9,660,000)    (6,659,000)    (1,520,000)
Interest and other income
     (expense), net                    466,000        864,000        468,000       (479,000)      (550,000)
                                  -------------  -------------  -------------  -------------  -------------
Net loss                            (6,139,000)    (7,341,000)    (9,192,000)    (7,138,000)    (2,070,000)
Preferred stock and deemed
     dividends(1)                     (962,000)      (723,000)      (710,000)      (593,000)    (1,591,000)
                                  -------------  -------------  -------------  -------------  -------------
Net loss to common
     shareholders                 $ (7,101,000)  $ (8,064,000)  $ (9,902,000)  $ (7,731,000)  $ (3,661,000)
                                  =============  =============  =============  =============  =============

Loss per share- basic and
    diluted                       $      (1.04)  $      (0.72)  $      (0.83)  $      (0.54)  $      (0.20)
                                  =============  =============  =============  =============  =============
Shares used in computing loss
    per share-basic and diluted      6,820,000     11,229,000     11,938,000     14,372,000     18,240,000
                                  =============  =============  =============  =============  =============

                                                              As of December 31,
                                  -------------------------------------------------------------------------
                                      1997           1998           1999           2000           2001
                                  -------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
------------------

Cash, cash equivalents and
      short-term investments      $ 20,781,000   $ 12,026,000   $  5,052,000   $  5,535,000   $  4,900,000
Working capital                     20,516,000     12,597,000      2,542,000      5,330,000      8,851,000
Total assets                        24,156,000     17,031,000     18,083,000     25,410,000     23,131,000
Notes payable and term debt                 --             --      2,792,000      6,285,000      2,197,000
Accumulated deficit                (36,411,000)   (44,476,000)   (54,378,000)   (62,109,000)   (65,770,000)
Common Stock, subject to
      redemption(2)                         --             --      3,885,000      3,885,000      1,935,000
Total stockholders' equity(2)       20,260,000     14,261,000      5,364,000      8,904,000     14,833,000

(1)   Includes preferred stock dividends in each year and a deemed dividend of $1,151,000 in 2001 resulting from the issuance of additional shares of common stock in November 2001 to an investor pursuant to the terms of an investment in 1999.
(2)   Revised to reflect the reclassification of certain shares from stockholders' equity to common stock, subject to redemption.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of operations and financial condition of LifeCell should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

     Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See "Business-Special Note Regarding Forward-Looking Statements" and "Business-Risk Factors." In the following discussions, most percentages and dollar amounts have been rounded to aid the presentation. As a result, all such figures are approximations.

GENERAL  AND  BACKGROUND

     We develop and market biologically based solutions for the repair and replacement of damaged or inadequate human tissue in numerous different clinical applications. Our core tissue matrix technology removes all cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market four human tissue based products: AlloDerm(R) for plastic reconstructive, burn and periodontal procedures; Cymetra(TM), a version of AlloDerm(R) in particulate form for non-surgical correction of soft tissue defects; Repliform(TM), a version of AlloDerm(R) for urology and gynecology procedures; and cryopreserved allograft skin for use as a temporary dressing in the treatment of burns. Our development programs include the potential application of our tissue matrix technology to vascular, nerve and orthopedic tissue; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

CRITCAL  ACCOUNTING  POLICIES

     We have identified the policies below as critical to the understanding of our financial statements. The application of these polices requires management to make estimates and assumptions that affect the valuation of assets and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The impact and any associated risks related to these policies on our business operations are discussed below. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-6.

     Accounts receivable. We maintain a provision for estimated bad debt losses on our accounts receivables based upon our historical experience and any specific customer collection issues that we have identified. In addition, we perform ongoing credit evaluations and monitor collections and payments from our customers. Since our accounts receivable are not concentrated within a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers will not have a material adverse impact on the collectability of our accounts receivables and our future operating results. While losses depend to a large degree on future economic conditions, management does not forecast significant bad debt losses in 2002.

     Inventories. We value our inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. We record a provision for excess and obsolete inventory based primarily on inventory quantities on hand, our historical product sales, estimated forecast of product demand and production requirements. Although we believe current inventory reserves are adequate, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our future operating results.


RESULTS  OF  OPERATIONS

     YEARS  ENDED  DECEMBER  31,  2001  AND  2000

     Total revenues for the year ended December 31, 2001 increased 22% to $27.8 million compared to $22.8 million in 2000. The increase was principally attributable to a 25% increase in product revenues to $26.6 million in the current year as compared to $21.3 million in the prior year. The increase in product revenues was largely due to increased demand for Repliform and AlloDerm.

Repliform revenues increased 56% to $9.3 million in the year ended December 31, 2001 compared to $5.9 million for the same period in 2000. AlloDerm revenues increased 21% to $12.7 million in the year ended December 31, 2001 compared to $10.5 million in the same period in 2000. Cymetra revenues contributed $4.0 million in 2001 compared to $4.1 million in 2000. Cymetra unit demand increased slightly, however revenues decreased due to a reduction in the average per unit selling price.

     Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets and OMP, Inc. is the exclusive sales and marketing representative of Cymetra for office-based dermatologists and plastic surgeons. During 2001, sales of our products through Boston Scientific Corporation and OMP represented 35% and 9%, respectively, of our total product revenues compared to 28% and 13%, respectively, in 2000. Both Boston Scientific and OMP are paid agency fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses.

     Total revenue was also impacted by a 16% decrease in funded research grant revenues which totaled $1.2 million in 2001 compared to $1.4 million in 2000. This decrease was primarily due to a decrease in research spending on projects funded by research grants, since research grant revenues are recognized as qualified expenses are incurred. During 2001, we were awarded two grants from the Department of Defense totaling $4.4 million to investigate the application of our acellular tissue matrix technology to the regeneration of orthopedic, vascular and nerve tissues. As of December 31, 2001, approximately $3.7 million of approved grant funding was available to fund further research and development expenses through 2003.

     Cost of products sold for the year ended December 31, 2001 was $8.9 million, or 33% of product revenues, compared to cost of products sold of $6.9 million, or 33% for the same period in 2000. The cost of products sold as a percentage of sales remained unchanged for the year. Certain efficiencies realized in manufacturing cost, as a result of volume increases and process improvements, were offset by a reduction in the average selling price of Cymetra.

     Total research and development expenses decreased 4% to $4.4 million for the year ended December 31, 2001 compared to $4.5 million in 2000. The decrease was due primarily to a reduction in expenditures for Cymetra product development related to the product launch in 2000.

     General and Administrative expenses decreased 34% to $4.1 million for the year ended December 31, 2001 compared to $6.2 million in 2000. General and administrative expenses were higher in 2000 because they included recruiting expenses and other employee related costs associated with hiring new employees in conjunction with our relocation from Texas to New Jersey and settlement costs and legal fees associated with the settlement of litigation with Inamed Corporation.

     Selling and marketing expenses increased 2% to $12.0 million for the year ended December 31, 2001 compared to $11.8 million in the same period in 2000. The increase in 2001 compared to 2000 was primarily attributable to an increase in agency fees earned by our independent marketing agents for the distribution of Repliform and Cymetra, partially offset by a reduction in promotion expenses.

     Interest and other income (expense), net increased $71,000 for the year ended December 31, 2001 compared to 2000. The net increase was due to a $14,000 increase in interest expense and a $57,000 decline in interest income resulting from lower average interest rates during the period.

     The net loss for the year ended December 31, 2001 decreased 71% to $2.1 million compared to $7.1 million in 2000. The decrease in net loss in 2001 compared to 2000 was principally due to higher product revenues and the decrease in general and administrative expenses discussed above.

     Preferred stock and deemed dividends increased 150% to $1.6 million for the year ended December 31, 2001 compared to $0.6 million in 2000. Preferred stock dividends decreased in 2001 to $440,000 from $636,000 as Series B Preferred Stockholders were entitled to receive dividends through September 30, 2001. In 2001, the Company recorded a non-cash deemed dividend of $1.2 million in connection with issuance of additional shares and repricing of warrants to an investor pursuant to the terms of an investment in 1999.


     YEARS  ENDED  DECEMBER  31,  2000  AND  1999

     Total revenues for the year ended December 31, 2000 increased 80% to $22.8 million compared to $12.7 million in 1999. The increase was primarily attributable to a 79% increase in product revenues to $21.3 million in 2000 as compared to $11.9 million in 1999. The increase in product revenues was largely due to the full commercial launch of Repliform in January 2000 and Cymetra in

June 2000. Repliform and Cymetra product sales contributed $5.9 million and $4.1 million, respectively, in 2000. Total revenue was further impacted by an 89% increase in funded research grant revenues of $1.4 million from $764,000 in 1999. This increase was primarily due to an increase in research grant funding available.

     Cost of products sold for the year ended December 31, 2000 was $6.9 million, or 33% of product revenues, compared to cost of goods sold of $3.5 million, or 29% for the same period in 1999. The increase in costs as a percentage of product revenue was principally attributable to increased costs associated with the expansion of tissue processing capacity in our new facility and costs incurred in 2000 related to the scale-up of Cymetra production.

     Total research and development expenses increased 17% to $4.5 million for the year ended December 31, 2000 compared to $3.9 million in 1999. The increase was due primarily to higher expenditures for Cymetra product development and technology transfer to commercial production and increased spending on orthopedic program research, which is funded through a research grant.

     General and administrative expenses increased 28% to $6.2 million for the year ended December 31, 2000 compared to $4.8 million in 1999. The increase was principally due to a combination of increased professional fees, higher salary costs relating to the hiring of management personnel during the second half of 1999 which continued for the full year 2000, and $355,000 of settlement costs and legal fees associated with the settlement of the lawsuit with Inamed
Corporation,  all  of  which  were  incurred  in  2000.

     Selling and marketing expenses increased 63% to $11.8 million for the year ended December 31, 2000 compared to $7.2 million in 1999. The increase was primarily attributable to the hiring of additional sales and marketing personnel during the second half of 1999 which continued for the full year 2000, increased promotion expenses associated with the expansion of marketing activities including the commercial launch of two new products and the agency fees associated with the sales and marketing agreements with Boston Scientific and OMP.

     During the year ended December 31, 1999, in connection with the relocation of our operations from Texas to New Jersey, we incurred $2.9 million of relocation costs consisting principally of non-relocating employee benefits, asset abandonment costs and costs to relocate key employees. Relocation costs for the year ended December 31, 2000, were $140,000, consisting of $60,000 of retention bonus and $80,000 of relocation costs, which were included in cost of goods sold and general and administrative expenses, respectively. The relocation from Texas to New Jersey was completed in June 2000.

     Interest and other income (expense), net decreased $947,000 for the year ended December 31, 2000 compared to 1999. The net decrease was due to a $283,000 decline in interest income resulting from a lower cash balance available for investment and a $664,000 increase in interest expense resulting from an increase in revolving and long-term debt.

     The net loss for the year ended December 31, 2000 decreased 22% to $7.1 million compared to $9.2 million in 1999. As discussed above, the net loss in the prior year included $2.9 million of expenses associated with our relocation from Texas to New Jersey.


LIQUIDITY  AND  CAPITAL  RESOURCES

     As  of  December  31, 2001, we had cash and cash equivalents and short-term investments of $4.9 million compared to $5.5 million at the end of 2000. In July 2001, we received $5.9 million in net proceeds from the private placement of 3,125,000 shares of our common stock and warrants to purchase 1,750,000 shares of our common stock. Approximately $3.0 million of the net proceeds were used to satisfy the entire outstanding balance on our revolving loan facility. In addition, a portion of the proceeds were used to fund the operating loss for the year ended December 31, 2001, reduce accounts payable and accrued liabilities, acquire capital assets and service debt. Working capital increased to $8.9 million at December 31, 2001 from $5.3 million at December 31, 2000. The increase resulted principally from decreases in notes payable, accounts payable, and accrued liabilities net of decreases in cash and accounts receivable.

     Our  operating  activities used net cash of $1.7 million for the year ended
December 31, 2001 to fund our operating loss for the period, net of non-cash charges, and decreases in accounts payable and accrued liabilities.

     Our  investing  activities  used  net  cash  of $629,000 for the year ended
December 31, 2001 for the purchase of capital equipment and additions to patents.

     Our financing activities provided net cash of $1.7 million for the year ended December 31, 2001. In July 2001, we completed the private placement of 3,125,000 shares of our common stock and warrants to purchase 1,750,000 shares of our common stock. Net proceeds from the offering were $5.9 million. We used $3.0 million of the proceeds to satisfy the entire outstanding balance on our revolving loan facility. During 2001, we also used $1.2 million in cash to reduce the principal balance on our term debt. The following table reflects a summary of our contractual cash obligations as of December 31, 2001:

                                                     Payments Due by Period
                         -----------------------------------------------------------------------------
                                          Less than one
                             Total            year       1 to 3 years    4 to 5 years   After 5 years
                         --------------  --------------  -------------  --------------  --------------
Long-term debt(1)        $    2,197,000  $    1,334,000  $     394,000  $      129,000  $      340,000
Operating leases              6,498,000         833,000      1,666,000       1,778,000       2,221,000
                         --------------  --------------  -------------  --------------  --------------
Total contractual
   cash obligations      $    8,695,000  $    2,167,000  $   2,060,000  $    1,907,000  $    2,561,000
                         ==============  ==============  =============  ==============  ==============

 (1) Under our debt agreements, the maturity of our outstanding debt could be accelerated if we do not maintain certain covenants.


     We believe that our current cash resources together with anticipated product revenues and committed research and development grant funding will be sufficient to finance our planned operations, research and development programs and fixed asset requirements through 2002. However, there can be no assurance that such sources of funds will be sufficient to meet our needs and as a result, we may need additional funding. In August 2001, we voluntarily terminated our $3.0 million revolving loan facility and currently we have no additional borrowing availability through our existing credit facilities or commitments for any future funding. There can be no assurance that we will be able to obtain additional funding from either debt or equity financing, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our research and development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

     It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the cost of contesting such legal actions. For a discussion of these matters see Note 12 of "Notes to Financial Statements" and
Part  I.,  Item  3.  "Legal  Proceedings".

     At December 31, 2001, there were 460,636 shares of common stock outstanding that are subject to redemption by us under certain conditions. These shares were issued to one investor in a private placement in November 1999. Pursuant to the terms of the purchase agreement, if we do not maintain a listing on or quotation of our shares of common stock on a U.S. stock exchange or market system we will be required to redeem such shares at $4.20 per share or $1.9 million in the aggregate.

     We have incurred losses since our inception and therefore have not been subject to federal income taxes. As of December 31, 2001, we had net operating loss ("NOL") and research and development tax credit carryforwards for federal income tax purposes of $57.4 million and $747,000, respectively, available to reduce future federal income taxes. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards generated prior to certain ownership changes that could limit our ability to use NOL and tax credit carryforwards. Our public offering of Common Stock in 1997 resulted in an ownership change for federal income tax purposes. We estimate that the amount of NOL carryforwards and the credits available to offset federal taxable income subsequent to the ownership change are $36.6 million on a cumulative basis. Accordingly, if we generate taxable income in any year in excess of the then cumulative limitation, we may be required to pay federal income taxes even though we have unexpired NOL carryforwards. In addition, we have NOL's available for state income tax purposes of approximately $7.0 million, available to reduce future state income taxes. In March 2002, the Company realized $248,000 through the sale and transfer of $3.2 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2001.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on May 31, 2002, under the captions "Election of Directors" and "Executive Compensation," and such information is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on May 31, 2002, under the caption "Executive Compensation," and such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on May 31, 2002, under the caption "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on May 31, 2002, under the caption "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       DOCUMENTS  INCLUDED  IN  THIS  REPORT:
1.     FINANCIAL  STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . .F-1

Balance Sheets as of December 31, 2000 and 2001 . . . . . . . . . . . . . . .F-2

Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001. . . . . . . . . . . . . . . . . . . . . .F-3

Statements of Stockholders' Equity for the years
  ended December 31, 1999, 2000 and 2001. . . . . . . . . . . . . . . . . . .F-4

Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001. . . . . . . . . . . . . . . . . . . . . .F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .F-6

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

10.3 Securities Purchase Agreement dated November 18, 1996, between LifeCell Corporation and the Investors named therein (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.4 Voting Agreement dated November 18, 1996, as amended as of April 15, 1999 among LifeCell Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 17,
            1999).

10.5 Registration Rights Agreement dated November 18, 1996, between LifeCell Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.6 Form of Stock Purchase Warrant dated November 18, 1996, issued to each of the warrant holders named on Schedule 10.18 attached thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.7 Stock Purchase Warrant dated November 18, 1996, issued to Gruntal & Co., Incorporated (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 on Form 10-K/A).

10.8+ Agreement dated August 19, 1998, between LifeCell Corporation and Paul M. Frison (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 filed with the Commission on November 13, 1998).

10.9+ Agreement dated July 1, 1997, between LifeCell Corporation and Stephen A. Livesey (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 333-37123 on Form S-2 filed with the Commission on October 3, 1997).

10.10+ Agreement dated October 5, 1998 between LifeCell Corporation and Paul G. Thomas (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998.)

10.11+ Letter agreement dated September 8, 1998 between LifeCell Corporation and Paul G. Thomas, as amended by letter agreements dated September 9, 1998 and September 29, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998.)

10.12       Lease  Agreement  by  and  between  Maurice  M.  Weill,  Trustee for
            Branchburg Property and LifeCell Corporation dated June 17, 1999 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the Commission on November 15, 1999.)

10.13 Amendment dated September 21, 1999 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell
            Corporation (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14 Amendment dated April 7, 2000 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell
            Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15 Stock Purchase and Registration Rights Agreements dated November 17, 1999 between LifeCell Corporation and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.16 Stock Purchase Warrant dated November 17, 1999, issued to The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (Registration No.
            333-94715)  filed  with  the  Commission  on  January  14,  2000.)

10.17 Loan Agreement dated December 6, 1999 between LifeCell Corporation and Transamerica Business Credit Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form
            10-K  for  the  fiscal  year  ended  December  31,  1999).

10.18 Second Amended and Restated Voting Agreement dated as of April 13, 2000 among the Company and the Series B Preferred Shareholders (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the Commission on May 12,
            2000).

10.19 LifeCell Corporation Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the Commission on July 28, 2000).

10.20 Loan Agreement dated May 31, 2000 between LifeCell Corporation and Public Service Millennium Economic Development Fund L.L.C. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed with the Commission on July 28,
            2000).

10.21 Loan Agreement dated June 9, 2000 between LifeCell Corporation and The New Jersey Economic Development Authority (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed with the Commission on July 28, 2000).

10.22 Form of Purchase Agreement dated September 1, 2000 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2000).

10.23+      Form  of Change in Control Agreement (incorporated by reference to
            Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.24 Stock Purchase Warrant dated October 31, 2000, issued to Prudential Securities Incorporated (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.25 Stock Purchase Warrant dated October 31, 2000, issued to Gruntal & Co., L.L.C. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.26 Form of Purchase Agreement dated June 29, 2001 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 10.29 of the Company's Form 8-K filed with the Commission on July 11, 2001).

10.27 Form of Purchase Agreement dated June 29, 2001 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 10.30 of the Company's Form 8-K filed with the Commission on July 11, 2001).

10.28 Form of Warrants dated July 10, 2001 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 10.31 of the Company's Form 8-K filed with the Commission on July 11, 2001).

10.29* Amendment dated as of May 1, 2001 to the Loan Agreement dated May 31, 2000 between LifeCell Corporation and Public Service Millennium Economic Development Fund L.L.C.

10.30* Amendment (Second) dated as of February 15, 2002 to the Loan Agreement dated May 31, 2000 between LifeCell Corporation and Public Service Millennium Economic Development Fund L.L.C.

10.31* Waiver Agreement dated as of March 11, 2002 among the Company and certain holders of the Series B preferred stock

23.1*       Consent  of  Arthur  Andersen  LLP.

99.1* Representation letter dated March 22, 2002 regarding audit performed by Arthur Andersen.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LIFECELL CORPORATION
                                        (Registrant)


                                     By:  /s/ Paul G. Thomas
                                        -------------------------------------
                                         Paul G. Thomas
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors

Dated:  March 22, 2002.


     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    SIGNATURE                         TITLE                         DATE
    ----------                        -----                        -----

/s/ Paul G. Thomas       President and Chief Executive          March 22, 2002
-----------------------  Officer (Principal Executive Officer)
Paul G. Thomas


/s/ Steven T. Sobieski   Vice President and Chief Financial     March 22, 2002
-----------------------  Officer (Principal Financial Officer)
Steven T. Sobieski )


/s/ Bradly C. Tyler      Controller                             March 22, 2002
-----------------------  (Principal Accounting Officer)
Bradly C. Tyler


/s/ Michael A. Cahr      Director                               March 22, 2002
-----------------------
Michael A. Cahr

/s/ Peter D. Costantino  Director                               March 22, 2002
-----------------------
Peter D. Costantino

/s/ James G. Foster      Director                               March 22, 2002
-----------------------
James G. Foster

/s/ David Fitzgerald     Director                               March 22, 2002
-----------------------
David Fitzgerald

/s/ Stephen A. Livesey   Director                               March 22, 2002
-----------------------
Stephen A. Livesey

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To  LifeCell  Corporation:


     We have audited the accompanying balance sheets of LifeCell Corporation (a Delaware corporation) as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As more fully described in Note 8 to the financial statements, the Company has revised the balance sheet as of December 31, 2000 and the statement of stockholders' equity for the years ended December 31, 1999 and 2000 to reflect the reclassification of common stock, subject to redemption from stockholders' equity.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeCell Corporation as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                           ARTHUR  ANDERSEN  LLP


Philadelphia,  Pennsylvania
February  25,  2002

                                       LIFECELL CORPORATION

                                           BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                         2000           2001
                                                                     -------------  -------------
                                     Assets
Current assets
  Cash and cash equivalents                                          $  5,220,000   $  4,650,000
  Short-term investments                                                  315,000        250,000
  Accounts and other receivables, net of allowance for doubtful
    accounts of  $170,000 in 2000 and $114,000 in 2001                  4,287,000      3,799,000
  Inventories                                                           4,711,000      4,691,000
  Prepayments and other                                                   269,000        319,000
                                                                     -------------  -------------
      Total current assets                                             14,802,000     13,709,000

Fixed assets, net                                                       9,991,000      8,728,000
Other assets, net                                                         617,000        694,000
                                                                     -------------  -------------
Total assets                                                         $ 25,410,000   $ 23,131,000
                                                                     =============  =============
                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                   $  2,434,000   $    792,000
  Accrued liabilities                                                   3,025,000      2,732,000
  Notes payable                                                         2,859,000              -
  Current portion of long-term debt                                     1,154,000      1,334,000
                                                                     -------------  -------------
      Total current liabilities                                         9,472,000      4,858,000
                                                                     -------------  -------------

Deferred revenue                                                          794,000        572,000
                                                                     -------------  -------------
Long-term debt                                                          2,272,000        863,000
                                                                     -------------  -------------
Other long-term liabilities                                                83,000         70,000
                                                                     -------------  -------------

Commitments and contingencies

Temporary equity
  Common stock, subject to redemption, $.001 par value, shares
    issued and outstanding 925,000 in 2000 and 460,636 in 2001          3,885,000      1,935,000

Stockholders' equity
  Series B preferred stock, $.001 par value, 182,205 shares
    authorized; shares issued and outstanding 95,931 in 2000 and
    101,726 in 2001 (liquidation preference at December 31, 2001 of
    $ 10,173,000)                                                               -              -
  Undesignated preferred stock, $.001 par value 1,817,795
    shares authorized, none issued and outstanding                              -              -
  Common stock, $.001 par value, 48,000,000 shares authorized;
    shares issued and oustanding 15,784,368 in 2000 and 19,851,868
    in 2001                                                                16,000         20,000
  Warrants outstanding to purchase shares of common stock
    3,370,298 in 2000 and 2,284,211 in 2001                             1,269,000      4,002,000
  Additional paid-in capital                                           69,728,000     76,581,000
  Accumulated deficit                                                 (62,109,000)   (65,770,000)
                                                                     -------------  -------------
      Total stockholders' equity                                        8,904,000     14,833,000
                                                                     -------------  -------------
Total liabilities and stockholders' equity                           $ 25,410,000   $ 23,131,000
                                                                     =============  =============

   The accompanying notes are an integral part of these financial statements.

                                   LIFECELL CORPORATION
                                 STATEMENTS OF OPERATIONS

                                                       For the Year Ended December 31,
                                                  ----------------------------------------
                                                      1999          2000          2001
                                                  ------------  ------------  ------------
Revenues:

  Product revenues                                $11,912,000   $21,330,000   $26,560,000
  Research grant revenues                             764,000     1,442,000     1,209,000
                                                  ------------  ------------  ------------

    Total revenues                                 12,676,000    22,772,000    27,769,000
                                                  ------------  ------------  ------------

Costs and Expenses:

  Cost of products sold                             3,452,000     6,949,000     8,862,000
  Research and development                          3,871,000     4,523,000     4,351,000
  General and administrative                        4,840,000     6,180,000     4,098,000
  Selling and marketing                             7,236,000    11,779,000    11,978,000
  Relocation costs                                  2,937,000             -             -
                                                  ------------  ------------  ------------

    Total costs and expenses                       22,336,000    29,431,000    29,289,000
                                                  ------------  ------------  ------------

Loss From Operations                               (9,660,000)   (6,659,000)   (1,520,000)

  Interest and other income (expense), net            468,000      (479,000)     (550,000)
                                                  ------------  ------------  ------------

Net Loss                                           (9,192,000)   (7,138,000)   (2,070,000)

Preferred Stock and Deemed Dividends                 (710,000)     (593,000)   (1,591,000)
                                                  ------------  ------------  ------------

Net Loss Applicable to Common Stockholders        $(9,902,000)  $(7,731,000)  $(3,661,000)
                                                  ============  ============  ============

Loss Per Share of Common Stock-Basic and Diluted  $     (0.83)  $     (0.54)  $     (0.20)
                                                  ============  ============  ============

Shares Used in Computing Loss Per
  Common Share-Basic and Diluted                   11,937,532    14,372,083    18,240,431
                                                  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                    LIFECELL CORPORATION

                                           STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         SERIES B                                WARRANTS TO PURCHASE
                                                      PREFERRED STOCK       COMMON STOCK              COMMON STOCK
                                                     -------------------------------------------------------------------
                                                      SHARES   AMOUNT     SHARES      AMOUNT     SHARES        AMOUNT
                                                     -------------------------------------------------------------------
Balance at December 31, 1998                         119,084   $     -  11,611,852   $12,000    3,182,188   $   298,000
  Stock options exercised                                  -         -     219,764         -            -             -
  Warrants issued                                          -         -           -         -      284,211       590,000
  Conversion of Series B preferred stock              (1,068)        -      34,450         -            -             -
  Common Stock issued                                      -         -   1,033,577     1,000            -             -
  Dividends on Series B preferred stock                    -         -           -         -            -             -
  Net Loss                                                 -         -           -         -            -             -
                                                     -------------------------------------------------------------------
  Balance at December 31, 1999, as previously
     reported                                        118,016         -  12,899,643    13,000    3,466,399       888,000
  Reclassification of common stock, subject to
     redemption to temporary equity (See Note 8)           -         -    (925,000)   (1,000)           -             -
                                                     -------------------------------------------------------------------

Balance at December 31, 1999, revised                118,016         -  11,974,643    12,000    3,466,399       888,000
  Stock options exercised                                  -         -     206,311         -            -             -
  Warrants exercised                                       -         -     299,324         -     (327,896)      (26,000)
  Warrants expired                                         -         -           -         -      (60,000)            -
  Warrants issued                                          -         -           -         -      291,795       407,000
  Conversion of Series B preferred stock             (24,927)        -     804,090     1,000            -             -
  Common stock issued                                      -         -   2,500,000     3,000            -             -
  Dividends on Series B preferred stock                2,842         -           -         -            -             -
  Net Loss                                                 -         -           -         -            -             -
                                                     -------------------------------------------------------------------

Balance at December 31, 2000                          95,931         -  15,784,368    16,000    3,370,298     1,269,000
  Stock options exercised                                  -         -         135         -            -             -
  Warrants issued                                          -         -           -         -    2,224,030     3,231,000
  Warrants expired                                         -         -           -         -   (3,310,117)     (498,000)
  Common stock issued                                      -         -   3,125,000     4,000            -             -
  Reclassification of common stock, subject to
     redemption                                            -         -     464,364         -            -             -
  Dividends on Series B preferred stock                5,795         -           -         -            -             -
  Deemed dividend recorded in connection with
     issuance of additional shares of common stock
     and warrant re-pricing                                -         -     478,001         -            -             -
  Net Loss                                                 -         -           -         -            -             -
                                                     -------------------------------------------------------------------

Balance at December 31, 2001                         101,726   $     -  19,851,868   $20,000    2,284,211   $ 4,002,000
                                                     ===================================================================

                                                      ADDITIONAL                        TOTAL
                                                       PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                       CAPITAL        DEFICIT          EQUITY
                                                     --------------------------------------------
Balance at December 31, 1998                         $58,427,000   $(44,476,000)  $   14,261,000
  Stock options exercised                                670,000              -          670,000
  Warrants issued                                       (382,000)             -          208,000
  Conversion of Series B preferred stock                       -              -                -
  Common Stock issued                                  4,011,000              -        4,012,000
  Dividends on Series B preferred stock                        -       (710,000)        (710,000)
  Net Loss                                                     -     (9,192,000)      (9,192,000)
                                                     --------------------------------------------
Balance at December 31, 1999, as previously
     reported                                         62,726,000    (54,378,000)       9,249,000
  Reclassification of common stock, subject to
     redemption to temporary equity (See Note 8)      (3,884,000)             -       (3,885,000)
                                                     --------------------------------------------

Balance at December 31, 1999, revised                 58,842,000    (54,378,000)       5,364,000
  Stock options exercised                                726,000              -          726,000
  Warrants exercised                                   1,227,000              -        1,201,000
  Warrants expired                                             -              -                -
  Warrants issued                                       (407,000)             -                -
  Conversion of Series B preferred stock                   1,000              -            2,000
  Common stock issued                                  9,055,000              -        9,058,000
  Dividends on Series B preferred stock                  284,000       (593,000)        (309,000)
  Net Loss                                                     -     (7,138,000)      (7,138,000)
                                                     --------------------------------------------

Balance at December 31, 2000                          69,728,000    (62,109,000)       8,904,000
  Stock options exercised                                      -              -                -
  Warrants issued                                     (3,231,000)             -                -
  Warrants expired                                       498,000              -                -
  Common stock issued                                  5,906,000              -        5,910,000
  Reclassification of common stock, subject to
     redemption                                        1,950,000              -        1,950,000
  Dividends on Series B preferred stock                  579,000       (440,000)         139,000
  Deemed dividend recorded in connection with
     issuance of additional shares of common stock
     and warrant re-pricing                            1,151,000     (1,151,000)               -
  Net Loss                                                     -     (2,070,000)      (2,070,000)
                                                     --------------------------------------------

Balance at December 31, 2001                         $76,581,000   $(65,770,000)  $   14,833,000
                                                     ============================================

   The accompanying notes are an integral part of these financial statements.

                                        LIFECELL CORPORATION

                                      STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                               1999          2000          2001
                                                           ------------  ------------  ------------
Cash Flows from Operating Activities:
  Net loss                                                 $(9,192,000)  $(7,138,000)  $(2,070,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                              411,000     1,290,000     1,761,000
    Provision for bad debts                                    344,000       150,000       (15,000)
    Loss on asset disposals                                    335,000             -             -
    Accretion of debt discount and financing cost                    -        69,000       192,000
  Change in assets and liabilities:
    (Increase) decrease in accounts and other receivables   (1,517,000)   (1,880,000)      503,000
    (Increase) decrease in inventories                      (1,453,000)   (1,509,000)       20,000
    Increase in prepayments and other                         (152,000)     (115,000)      (50,000)
    Increase (decrease) in accounts payable and
      accrued liabilities                                    2,688,000      (141,000)   (1,791,000)
    Increase (decrease) in deferred revenues                   405,000       389,000      (222,000)
    Increase (decrease) increase in other liabilities                -        83,000       (13,000)
                                                           ------------  ------------  ------------
       Net cash used in operating activities                (8,131,000)   (8,802,000)   (1,685,000)
                                                           ------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures                                      (5,885,000)   (4,681,000)     (458,000)
  Additions to patents                                        (109,000)      (99,000)     (171,000)
  Purchase of short-term investments                          (315,000)            -             -
  Sales of short-term investments                            4,001,000             -        65,000
                                                           ------------  ------------  ------------
      Net cash used in investing activities                 (2,308,000)   (4,780,000)     (564,000)
                                                           ------------  ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of stock and warrants               4,682,000    10,987,000     5,910,000
  Proceeds from issuance of notes payable                    3,000,000             -             -
  Proceeds from issuance of long-term debt                           -     3,653,000             -
  Principal payments on long-term debt                               -      (227,000)   (1,229,000)
  Payments on notes payable                                          -        (2,000)   (2,998,000)
  Cash dividends paid                                         (531,000)     (346,000)       (4,000)
                                                           ------------  ------------  ------------
      Net cash provided by financing activities              7,151,000    14,065,000     1,679,000
                                                           ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents        (3,288,000)      483,000      (570,000)
Cash and cash equivalents at beginning of period             8,025,000     4,737,000     5,220,000
                                                           ------------  ------------  ------------
Cash and cash equivalents at end of period                 $ 4,737,000   $ 5,220,000   $ 4,650,000
                                                           ============  ============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                   $         -   $   683,000   $   581,000
                                                           ============  ============  ============
Supplemental Disclosure of Non-cash Financing Activities:
  Series B preferred stock issued as payment of dividends  $         -   $   284,000   $   579,000
                                                           ============  ============  ============
  Deemed dividends                                         $         -   $         -   $ 1,151,000
                                                           ============  ============  ============
  Fair value of warrants issued in connection with:
    Notes payable                                          $   208,000   $         -   $         -
                                                           ============  ============  ============
    Common stock                                           $         -   $   407,000   $ 3,231,000
                                                           ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1.   ORGANIZATION

          LifeCell Corporation ("LifeCell" or "the Company") develops and markets biologically based solutions for the repair and replacement of damaged or inadequate human tissue. The Company's tissue based products are subject to regulation by the United States Food and Drug Administration as human tissue for transplantation. LifeCell was incorporated in Delaware in 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. The Company began commercial sales of its first tissue product during 1994.


2.   ACCOUNTING POLICIES

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

     Inventories
          Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead.

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

          The Company evaluates the recoverability of its long-lived assets which include property and equipment and deferred patent costs whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If indications are that the carrying amount of the asset is not recoverable, the Company will estimate the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows (non-discounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss. The impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds its fair value. As of December 31, 2001, management believes that no impairment losses are required.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

     Deferred Patent Costs
          The Company capitalizes external legal costs associated with obtaining patents. Such costs are amortized to expense on a straight-line basis over the legal life of the patent. Net deferred patent costs are included in other assets, net in the accompanying balance sheet. For the years ended December 31, 1999, 2000 and 2001, amortization expense relating to deferred patent costs was $20,000, $52,000 and $40,000, respectively.

     Revenue Recognition
          Product revenues are recognized when the product is shipped to the customer. Research grant revenues are recognized as the work is performed unless the Company has continuing performance obligations, in which case, revenue is recognized upon the satisfaction of such obligations. Revenue received, but not yet earned, is recorded as deferred revenue.

     Research and Development Expense
          Research  and  development  costs  are  expensed  when  incurred.

     Loss Per Share of Common Stock
          Loss per share of common stock has been computed by dividing net loss, increased by stated dividends on Series B preferred stock and deemed dividends (see Note 8), by the weighted average number of shares of common stock outstanding during each year. In all years, common stock equivalents, including stock options, warrants and the Series B preferred stock, were antidilutive and, accordingly, were not included in the computation.

          Diluted loss per share of common stock is the same as basic loss per share of common stock in all years. The Company's common stock equivalents were not included in the loss per share calculation as the impact would be antidilutive. At December 31, 2001, common stock equivalents which could potentially dilute earnings per share in the future consisted of 101,726 shares of issued and outstanding Series B preferred stock which are convertible into 3,685,736 shares of common stock, outstanding warrants to purchase 2,284,211 shares of common stock at exercise prices ranging from $1.92 to $5.00 and outstanding options to purchase 3,280,269 shares of common stock at exercise prices ranging from $1.64 to $11.00.

     Fair Value of Financial Instruments
          Financial instruments consist of cash and cash equivalents, short-term investment, accounts receivable, accounts payable, debt and certain current liabilities. Management believes the carrying amounts reported in the balance sheet for these items approximate fair value. The carrying amount of long-term debt obligations approximates fair value at the balance sheet date.

     Income Taxes
          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

     Stock-based Compensation
          The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for equity-based awards issued to employees and directors. Under APB No. 25, if the exercise price of the award equals or exceeds the fair value of the underlying stock on the measurement date, no compensation expense is recognized. The measurement date is the date on which the final number of shares and exercise price are known and is generally the grant date for awards to employees and directors. If the exercise price of the award is below the fair value of the underlying stock on the measurement date, compensation expense is recorded, using the intrinsic value method, and is recognized in the statement of operations over the vesting period of the award. The Company also follows the disclosure requirement of SFAS No. 123, "Accounting for Stock-based Compensation."

          The Company accounts for stock-based compensation to non-employees in accordance with SFAS No. 123 and EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in
Conjunction With Selling, Goods and Services." Under SFAS No. 123 and EITF 96-18, the Company accounts for equity awards issued to non-employees based on the fair value of the award on the measurement date.

     Concentrations of Credit Risk
          Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has investment policies that limit investments of excess cash to investment grade securities. The Company provides credit, in the normal course of business to hospitals, medical professionals and distributors. The Company performs ongoing credit evaluations of its customers' financial condition to minimize risk of loss. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred.

                                                 Additions
                                  Balance at     Charged to    Deductions   Balance at
                                 Beginning of    Costs and        From        End of
Allowance for Doubtful Accounts     Period        Expenses     Allowance      Period
                                 -------------  ------------  ------------  -----------
      December 31, 1999          $       6,000  $   344,000   $  (175,000)  $   175,000
      December 31, 2000                175,000      150,000      (155,000)      170,000
      December 31, 2001                170,000      (15,000)      (41,000)      114,000

     New Accounting Pronouncements
          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS
142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirement of SFAS 141 is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 states that goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed for impairment annually (or more frequently if impairment indicators arise). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Management believes that the adoption of these statements will not have any effect on the Company's financial statements.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that applies to legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and/or the normal operation of a long-lived asset. Companies are required to adopt the pronouncement in their fiscal year beginning after June 15, 2002. Management believes that adoption of this Statement will not have any impact on the Company's financial statements.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This Statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement provides guidance on financial accounting and reporting for the impairment or disposal of long-lived assets. Companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Management believes that adoption of this Statement will not have any impact on the Company's financial statements.


3.   INVENTORIES

          Inventories  consist  of  the  following  at  December  31,:

                                                         2000          2001
                                                     ------------  ------------
          Tissue and materials                       $   929,000   $ 1,314,000
          Tissue products in-process                   2,259,000     1,307,000
          Finished tissue products                     1,523,000     2,070,000
                                                     ------------  ------------
            Total inventories                        $ 4,711,000   $ 4,691,000
                                                     ============  ============

4.   FIXED  ASSETS

          Fixed  assets  consist  of  the  following  at  December  31,:

                                                         2000          2001
                                                     ------------  ------------
          Machinery and equipment                    $ 3,540,000   $ 3,668,000
          Leasehold improvements                       7,368,000     7,446,000
          Office equipment, furniture and fixtures     1,912,000     2,165,000
                                                     ------------  ------------
                                                      12,820,000    13,279,000
          Accumulated depreciation and amortization   (2,829,000)   (4,551,000)
                                                     ------------  ------------
            Fixed assets, net                        $ 9,991,000   $ 8,728,000
                                                     ============  ============

          For the years ended December 31, 1999, 2000 and 2001 the depreciation and amortization expense related to fixed assets was $391,000, $1,238,000 and $1,722,000, respectively.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

5.   ACCRUED  LIABILITIES

          Accrued  liabilities  consist  of  the  following  at  December  31,:

                                                         2000          2001
                                                     ------------  ------------
          Tissue inventory purchases                 $   748,000   $   922,000
          Employee compensation and benefits             323,000       911,000
          Marketing and distribution fees                777,000       777,000
          Operating expenses and other                 1,177,000       122,000
                                                     ------------  ------------
            Total accrued liabilities                $ 3,025,000   $ 2,732,000
                                                     ============  ============

6.   DEFERRED  REVENUE

          In March 1999, in conjunction with the signing of a sales and marketing agreement with Boston Scientific Corporation, the Company issued 108,577 shares of common stock at a premium of $506,000 over the closing market price of the Company's common stock on the date of issuance. This premium, which was recorded as deferred revenue and is being recognized over the five-year term of the agreement, represented a payment for marketing rights. The total equity investment was valued at $1.0 million less offering costs of $100,000 (see Note
8).

          In February 2000, the Company entered into a co-promotion agreement with OMP, Inc. relating to the marketing and distribution of the Company's Cymetra(TM) product. Pursuant to the terms of the agreement, OMP agreed to make a $600,000 payment in exchange for product marketing rights. The payment, which was received in September 2000, has been recorded as deferred revenue and is being recognized over the five-year term of the agreement.


7.   FINANCING ARRANGEMENTS AND LONG-TERM DEBT

          In December 1999, the Company entered into a loan and security agreement with a financial institution that provided for a revolving loan of $3.0 million and a term loan of $2.5 million. In December 1999, the Company borrowed $3.0 million on the revolving loan and in February 2000, the Company borrowed $2.5 million under the term loan. In August 2001, the Company satisfied the entire outstanding balance on the revolving loan facility using proceeds from a private placement of common stock and warrants completed in July 2001 (see Note 8) and voluntarily terminated this revolving loan facility. The revolving loan required monthly interest payments based on an annual interest rate of prime rate plus 3%, which approximated 11.0% during 2001 and 12.5% during 2000. The term loan bears interest at an annual rate of 14.2%. Interest only was payable monthly through and including September 1, 2000. Thereafter, the term loan is repayable in equal monthly installments of principal and interest of $100,000, commencing October 1, 2000, and continuing through and including March 1, 2003. This credit facility is secured by the Company's accounts receivable, inventory, intellectual property, intangible and fixed assets and is guaranteed by the New Jersey Economic Development Authority. In conjunction with this credit facility, the Company also issued warrants to purchase 84,211 shares of the Company's common stock at a price of $4.75 per share (see Note 8). The warrants, which expire in December 2004, were valued at $208,000 and recorded as a reduction of debt outstanding. The value of the warrant is accreted over the term of the loan agreement as additional interest expense. The balance outstanding on the term loan was $1,278,000 at December 31, 2001.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

          In June 2000, the Company entered into a term loan agreement with the New Jersey Economic Development Authority to borrow $500,000. The loan bears an interest rate of 6.5%. Interest only was payable monthly commencing on July 1, 2000 and continuing through and including December 1, 2000. Thereafter, the loan is repayable in equal monthly installments of principal and interest of $18,000, commencing January 1, 2001 and continuing through and including September 1, 2003. The loan is secured by the Company's accounts receivable, inventories and fixed assets. The balance outstanding on this loan was $294,000 at December 31, 2001.

          In June 2000, the Company entered into a term loan agreement with a financial institution to borrow $653,000. The loan bears an interest rate of 9% and is repayable in ten equal annual installments of principal and interest of $106,000, commencing August 1, 2001 and continuing through and including August 1, 2010. This loan is secured by payments that the Company is entitled to receive through a New Jersey Business Employment Incentive Grant. Such payments have been assigned to the lender and will be used to satisfy the Company's obligations under the loan agreement as they are received. The balance outstanding on the note was $625,000 at December 31, 2001.

          Interest expense for the years ended December 31, 1999, 2000 and 2001 was $15,000, $683,000 and $697,000, respectively.

          Long-term  borrowings  have  the  following  scheduled  maturities:

          Years ended December 31:
           2002                                                   $1,334,000
           2003                                                      337,000
           2004                                                       57,000
           2005                                                       62,000
           2006 and beyond                                           407,000
                                                                  ----------
                 Total                                            $2,197,000
                                                                  ==========

8.   CAPITAL  STOCK,  OPTIONS  AND  WARRANTS

     Common stock, subject to redemption
          In November 1999, the Company issued 925,000 shares of common stock in a private placement at a price of $4.20 per share. The proceeds of the offering were approximately $3.9 million. Pursuant to the terms of the purchase agreement, the Company is required to issue additional shares to the investor if the market price of the Company's common stock is below a fixed amount per share on the first, second and/or third anniversary of the date of issuance of the common stock. If sufficient additional shares are not available for such issuance, a cash payment may be required at 105 percent of the fair value of the additional shares to be issued. In November 2000, the first anniversary, the market price was above the fixed amount and accordingly no additional shares were issued. In November 2001, the Company issued 478,001 additional shares of common stock to the investor, without additional consideration, pursuant to the terms of this agreement. In connection with the issuance, the Company recorded a deemed dividend of $1,037,000 equal to the fair value of shares issued. An additional deemed dividend of $114,000 was recorded in 2001 in connection with the repricing of certain warrants that were issued as part of the private placement. The Company will be required to issue additional shares in November 2002 if the market price of the Company's common stock is below $1.96 on the third anniversary.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

          The shares of common stock originally issued in 1999 are redeemable at $4.20 per share by the Company if it does not maintain a listing or a quotation of its shares of common stock on a U.S. stock exchange or market system. Given this requirement is beyond the Company's control, the remaining outstanding shares held by this investor are considered to be temporary equity. Such shares were originally recorded in 1999 as common stock within stockholders' equity. In connection with the preparation of the Company's financial statements for the year ended December 31, 2001, the Company deemed it more appropriate to reflect such shares as temporary equity - common stock, subject to redemption. The balance sheet as of December 31, 1999 and 2000 has been revised to reflect the reclassification of the $3.9 million of common stock, subject to redemption from stockholders' equity. The reclassification had no impact on the Company's previously reported results of operations. In the fourth quarter of 2001, the Company received notification that the investor sold 464,364 shares of the original 925,000 shares and accordingly, $1.9 million of the amount was reclassified to stockholders' equity - common stock.

     Series B Preferred Stock
          During November 1996, the Company issued 124,157 shares of Series B preferred stock and warrants to acquire 2,803,530 shares of common stock for gross proceeds of approximately $12.4 million in a private placement. Each share of Series B preferred stock is convertible at any time at the option of the holder into approximately 36.232 shares of common stock (3,685,736 shares of common stock at December 31, 2001), subject to adjustment for dilutive issuances of securities. The Series B preferred stock has a liquidation preference of $100 per share, or $10,173,000 as of December 31, 2001, and shares ratably in any residual assets after payment of such liquidation preference. The Series B preferred stock will be automatically converted into common stock if the closing price of the Company's common stock averages or exceeds $9.30 per share for 30 consecutive trading days. On all matters for which the Company's stockholders are entitled to vote, each share of Series B preferred stock will entitle the holder to one vote for each share of common stock into which the share of Series B preferred stock is then convertible. Additionally, the holders of Series B preferred stock have the right to elect up to two directors to the Board of Directors of the Company.

          The Series B preferred stock paid cumulative dividends quarterly, through September 30, 2001, at an annual rate of $6.00 per share. Dividends were paid in cash, in additional shares of Series B preferred stock based on the liquidation value of $100 per share, or any combination of cash and Series B preferred stock at the Company's option. While the preferred shares are outstanding or any dividends are owned thereon, the Company may not declare or pay cash dividends on its common stock. During 1999, 2000 and 2001, the Company paid cash dividends on the Series B preferred stock of $531,000, $346,000 and $4,000, respectively. Additionally, the Company paid dividends equivalent to $284,000 through the issuance of 2,842 shares of Series B preferred stock in 2000 and $579,000 through the issuance of 5,795 shares of Series B preferred stock in 2001.

     Common Stock
          In March 1999, the Company issued 108,577 shares of common stock in connection with the signing of a distribution agreement at a price of $9.21 per share representing a 154% premium over the then-prevailing market price. The premium was recorded as deferred revenue and is being recognized over the term of the agreement (see Note 6). The proceeds of this offering were $1,000,000 before deducting offering costs of approximately $100,000.

          In October 2000, the Company issued 2,500,000 shares of common stock in a private placement at a price of $4.00 per share. The proceeds of the offering were approximately $10.0 million before deducting placement agent fees and offering costs of $942,000.

          In July 2001, the Company issued 3,125,000 shares of common stock in a private placement at a price of $1.92 per share. The proceeds of the offering were approximately $6.0 million before deducting placement agent fees and offering costs of $90,000.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

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

          The Second Amended and Restated 1993 Non-Employee Director Stock Option Plan ("Director Plan") provides for the grant of options to purchase up to 750,000 shares of common stock to non-employee directors. The provisions of the Director Plan provide for an initial grant of options to purchase 25,000 shares of common stock for newly elected non-employee directors and an annual grant of an option to purchase 10,000 shares upon re-election to the Company's Board. Options under the Director Plan have exercise prices equal to the fair market value at the date of grant, vest one year after date of grant and expire after 10 years.

          A summary of stock option activity for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                  1992       2000      Director              Weighted
                                  Stock      Stock      Stock      Total     Average
                                 Option     Option     Option      Stock     Exercise
                                  Plan       Plan       Plan      Options   Price ($)
                               ----------  --------  ---------  ----------  ---------
Balance at December 31, 1998   1,829,703        --    175,000   2,004,703        4.22
    Granted                      761,450        --     80,000     841,450        4.17
    Exercised                   (154,764)       --    (65,000)   (219,764)       3.05
    Forfeited                   (160,468)       --         --    (160,468)       5.21
                               ----------  --------  ---------  ----------
Balance at December 31, 1999   2,275,921        --    190,000   2,465,921        4.24
    Granted                      203,050   528,500     50,000     781,550        4.27
    Exercised                    (76,311)       --    (20,000)    (96,311)       4.15
    Forfeited                   (207,787)  (10,950)   (65,000)   (283,737)       5.16
                               ----------  --------  ---------  ----------
Balance at December 31, 2000   2,194,873   517,550    155,000   2,867,423        4.16
    Granted                      342,050   243,000     65,000     650,050        2.23
    Exercised                       (135)       --         --        (135)       0.73
    Forfeited                   (332,019)  (15,050)        --    (347,069)       4.16
                               ----------  --------  ---------  ----------
Balance at December 31, 2001   2,204,769   745,500    220,000   3,170,269        3.77
                               ==========  ========  =========  ==========

Available for future grant at
    December 31, 2001              1,022   754,500    440,000   1,195,522

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

     A summary of stock options outstanding under the three plans combined at December 31, 2001 is as follows:

                              Options Outstanding                       Options Exercisable
                    ---------------------------------------          -------------------------
                                      Weighted
                        Number        Average     Weighted               Number      Weighted
                    Outstanding at   Remaining    Average            Exercisable at   Average
     Range of        December 31,   Contractual   Exercise            December 31,   Exercise
  Exercise Prices       2001        Life (Years)    Price                 2001         Price
------------------  --------------  ------------  ---------          --------------  ---------
$1.64  to $   1.99          43,000           7.2  $    1.73                     125  $    1.78
 2.00  to     2.99       1,023,400           8.7       2.27                 223,850       2.39
 3.00  to     3.99       1,034,969           5.7       3.76                 871,969       3.75
 4.00  to     4.99         436,050           7.2       4.26                 245,600       4.26
 5.00  to     5.99         385,700           7.0       5.39                 170,738       5.45
 6.00  to     6.99         221,400           6.2       6.62                 166,725       6.63
 7.00  to    11.00          25,750           5.2      10.32                  13,938      10.69
                    --------------  ------------                     --------------
$1.64  to $  11.00       3,170,269           7.1  $    3.77               1,692,944  $    4.15
                    ==============  ============                     ==============

          In addition to the amounts set forth in the tables above, during 1996 the Company granted options to purchase 220,000 shares of common stock not pursuant to a plan, to directors who resigned upon the closing of the sale of the Series B preferred stock. During 2000, directors exercised options to purchase 110,000 shares of common stock pursuant to these grants. At December 31, 2001, options to acquire 110,000 shares of common stock remained outstanding with a weighted average exercise price of $5.30. The weighted average remaining contractual life of the outstanding option grants was 3.4 years as of December 31, 2001.

          The Company accounts for its employee stock-based compensation plans under APB No. 25 and its related interpretations. Had compensation expense been determined by the Company based on the fair value as of the grant dates for awards in 1999, 2000 and 2001 consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                1999           2000          2001
                                            -------------  ------------  ------------
         Net Loss:
         As reported                        $ (9,192,000)  $(7,138,000)  $(2,070,000)
                                            =============  ============  ============
         Pro forma                          $(11,158,000)  $(8,921,000)  $(4,012,000)
                                            =============  ============  ============

         Loss Per Share of Common Stock-
           (Basic and Diluted):
         As reported                        $      (0.83)  $     (0.54)  $     (0.20)
                                            =============  ============  ============
         Pro forma                          $      (0.99)  $     (0.67)  $     (0.31)
                                            =============  ============  ============

          Under the provisions of SFAS No. 123, the weighted average fair value of options granted in 1999, 2000, and 2001 was $2.64, $2.62 and $1.57 per share, respectively, under the 1992 Plan. The weighted average fair value of options granted in 2000 and 2001 was $2.68 and $1.57 per share, respectively, under the 2000 Plan. The weighted average fair value of options granted in 1999, 2000, and 2001 was $2.76, $3.71 and $1.47 per share, respectively, under the Director Plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001, respectively: a weighted average risk-free interest rate of approximately 4% - 7% percent for all years; no expected dividend yield during the expected life of the option; expected lives of 5 to 6 years for each grant and expected volatility between 64 and 112 percent.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

     Warrants
          As of December 31, 2000 and 2001, warrants to acquire a total of 3,370,298 and 2,284,211 shares, respectively, of common stock were outstanding as set forth below.

          During 1996, in conjunction with the sale of the Series B preferred stock, the Company issued warrants to acquire 3,158,264 shares of common stock. During November 2001, all of the warrants expired.

          During November 1999, in conjunction with the sale of common stock, the Company issued warrants, with an initial exercise price of $5.46 per share, to acquire 200,000 shares of common stock. These warrants expire in November 2004. These warrants have provisions for adjustment of the exercise price under certain conditions. In November 2001, the exercise price of the warrants was adjusted to $1.96. In connection with the re-pricing adjustment the Company recorded a deemed dividend of $114,000. Subsequent adjustments will only occur if the market price of the common stock is below $1.96 in November 2003.

          During December 1999 the Company issued warrants to acquire 84,211 shares of common stock at an exercise price of $4.75 per share in conjunction with the issuance of notes payable. These warrants expire in December 2004.

          During October 2000, in connection with the sale of common stock, the Company issued warrants, at an exercise price of $5.00 per share, to acquire
250,000 shares of its common stock to the placement agents. These warrants expire in October 2005.

          During July 2001, in connection with the sale of common stock, the Company issued warrants to the investors, at an exercise price of $1.92 per share, to acquire 1,750,000 shares of its common stock. These warrants expire in July 2006.


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

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001


          In June 1999, the Company recorded a charge of approximately $335,000 representing the net book value of assets that Texas. The Company occupied rented office and manufacturing space in Texas pursuant to a lease that extended through January 2001. During the fourth quarter of 1999, the Company recorded a charge of approximately$617,000 representing rent and other facility related expenses related to the termination of the Texas lease. No charge was recorded prior to the fourth quarter of 1999, because the Company had not committed to a specific course of action for exiting the lease of the Texas facility and accordingly, such costs were not quantifiable. The costs of relocating key employees to New Jersey were approximately $1.4 million in 1999 and consisted of home sale and purchase assistance, moving expense, travel and temporary housing. The Company also incurred approximately $78,000 of non-employee related moving costs.



10.  EMPLOYEE  BENEFIT  PLANS

          The Company maintains a 401(k) retirement savings plan which covers all full-time employees. The Company may, at its discretion, contribute amounts not to exceed each employee's contribution. Participants contributions may not exceed 15% of their annual compensation, subject to annual dollar limits set by the Internal Revenue Service. Participants are always 100% vested in their contributions. Company contributions are fully vested after one year of employment. Total Company contributions during 1999, 2000 and 2001 were $23,000, $31,000 and $34,000, respectively.

          The Company also maintains an Employee Stock Purchase Plan to allow all full-time employees to purchase the Company's common stock on the open market using employee and Company matching contributions. Total Company contributions during 1999, 2000, and 2001 were $14,000, $7,000 and $13,000, respectively.


11.  INCOME TAXES

          As of December 31, 2001, the Company has a net operating loss carryforward ("NOL") for federal income tax purposes of approximately $57.4 million, subject to the limitations described below, expiring as follows:

                     Year Expires
                         2002                           $ 1,500,000
                         2003                             2,800,000
                         2004                             2,200,000
                         2005                             1,700,000
                         2006                             1,400,000
                         2007                             2,400,000
                         2008                             3,000,000
                         2009                             2,500,000
                         2010                             4,000,000
                         2011                             4,000,000
                         2012                             5,700,000
                         2013                             8,200,000
                         2019                             7,700,000
                         2020                             7,700,000
                         2021                             2,600,000
                                                        -----------
                                                        $57,400,000
                                                        ===========

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001


          Additionally, the Company has approximately $747,000 of and development tax credit carryforwards for federal income tax purposes which will expire in varying amounts commencing in 2002. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards generated prior to certain ownership changes that could limit LifeCell's ability to use its NOL and tax credit carryforwards. The sale of common stock in the public offering in December 1997 resulted in an ownership change for federal income tax purposes. The Company estimates that the amount of NOL carryforwards and the credits available to offset taxable income at December 31, 2001, is approximately $36.6 million on a cumulative basis. Accordingly, if LifeCell generates taxable income in any year in excess of its then cumulative limitation, the Company may be required to pay federal income taxes even though it has unexpired NOL carryforwards.

          At December 31, 2001, the Company also had a net operating loss carryforward for state income tax purposes of approximately $10.2 million which expire in varying amounts commencing in 2006.

          For financial reporting purposes, a valuation allowance of $21,646,000 has been recorded as of December 31, 2001, to fully offset the deferred tax asset related to these carryforwards. The principal components of the deferred tax asset as of December 31, 2000 and 2001, assuming a 34% federal tax rate, are as follows:

                                                                  2000           2001
                                                              -------------  -------------
Temporary differences:
     Deferred revenue                                         $    270,000   $    190,000
     Uniform capitalization of inventory costs                     160,000         90,000
     Other items                                                   210,000        160,000
                                                              -------------  -------------
     Total temporary differences                                   640,000        440,000
     Federal tax losses and credits not currently utilizable    19,320,000     20,290,000
     State tax losses and credits not currently utilizable         685,000        916,000
                                                              -------------  -------------
Total deferred tax assets                                       20,645,000     21,646,000
     Less valuation allowance                                  (20,645,000)   (21,646,000)
                                                              -------------  -------------
Net deferred tax asset                                        $         --   $         --
                                                              =============  =============

          The net increase in the deferred tax valuation allowance for 2000 and 2001 was $3,022,000 and $715,000, respectively. Other than the net operating loss and tax credit carryforwards, there is no significant difference between the statutory federal income tax rate and the Company's effective tax rate during 1999, 2000 and 2001.


12.  COMMITMENTS AND CONTINGENCIES

     Litigation
          The Company is a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Regner, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. The complaint alleges among other things, defendants, including the Company, make profits from the storing, processing, and distribution of human tissue in contravention of California law. The Company is also a party to litigation in the Superior Court of California, Los Angeles County, Central District, captioned Thacker, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. This complaint contains similar allegations to the Regner complaint, and the two cases have been combined. These actions are not denominated class actions and do not involve tort theories. Both actions were brought under a statute that allows individuals to sue on behalf of the people of California for unfair business practices, with the court

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

having the power to award injunctive relief and disgorgement of all profits from the alleged illegal practices. As of December 31, 2001, the plaintiffs have agreed to dismiss all claims against the Company, while the Company promises not to sue plaintiffs for malicious prosecution. A court order embodying this settlement, consented to by all parties of the suit, is currently before the Court, but has not yet been signed.

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

     Marketing Agreements
          The Company has engaged Boston Scientific Corporation as its exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets and OMP, Inc. as its exclusive sales and marketing representative of Cymetra for office-based dermatologists and plastic surgeons. During 1999, 2000 and 2001, sales of products through Boston Scientific Corporation represented approximately 4%, 28% and 35%, respectively, of total product revenues. During 1999, 2000 and 2001, sales of products OMP represented approximately 0%, 13% and 9%, respectively, of total product revenues. The Company expects sales of products through such marketing agents to continue to increase as a percentage of total revenues. Both Boston Scientific and OMP are paid agent fees based on the amount of product revenues they generate for the Company.

     Leases
          The Company leases approximately 90,000 square feet for office and laboratory space and has various other operating leases. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 2001, were as follows:

           2002                                   $  833,000
           2003                                      833,000
           2004                                      833,000
           2005                                      889,000
           2006 and beyond                         3,110,000
                                                  ----------
                Total                             $6,498,000
                                                  ==========

          Rental expense was $501,000, $565,000 and $872,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

                              LIFECELL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
                                DECEMBER 31, 2001

13.  SEGMENT  AND  MAJOR  CUSTOMER  DATA

          The Company has one reportable business operating segment - the processing and distribution of human tissue intended for transplantation. Product revenues by geographic area for the years ended December 31, 1999. 2000 and 2001, are summarized as follows:

                                         1999         2000         2001
                                      -----------  -----------  -----------
          United States               $11,065,000  $20,219,000  $24,939,000
          Other countries                 847,000    1,111,000    1,621,000
                                      -----------  -----------  -----------
              Total Product Revenues  $11,912,000  $21,330,000  $26,560,000
                                      ===========  ===========  ===========

          During 1999, LifeCell had one customer who comprised greater than 10% of the Company's net revenues. Revenues from this customer were $1,238,000 in 1999.


14.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

          The following is a summary of the unaudited quarterly results for the years ended December 31, 2000 and 2001:

                                                            First     Second      Third       Fourth
(In thousands except per share amounts)                    Quarter    Quarter    Quarter     Quarter
                                                          ---------  ---------  ---------  -----------

2000
     Total Revenues. . . . . . . . . . . . . . . . . . .  $  4,816   $  5,862   $  6,235   $    5,859
     Product Revenues. . . . . . . . . . . . . . . . . .     4,438      5,387      5,919        5,586
     Cost of Products Sold . . . . . . . . . . . . . . .     1,188      1,912      1,693        2,156
     Net Loss. . . . . . . . . . . . . . . . . . . . . .    (1,156)    (2,149)    (1,649)      (2,184)
     Net Loss to Common Shareholders . . . . . . . . . .    (1,318)    (2,294)    (1,791)      (2,328)
     Loss Per Share of Common Stock - Basic and Diluted.     (0.10)     (0.16)     (0.13)       (0.15)
2001
     Total Revenues. . . . . . . . . . . . . . . . . . .  $  6,771   $  7,451   $  6,654   $    6,893
     Product Revenues. . . . . . . . . . . . . . . . . .     6,424      7,011      6,454        6,671
     Cost of Products Sold . . . . . . . . . . . . . . .     2,495      2,358      1,949        2,060
     Net Income (Loss) . . . . . . . . . . . . . . . . .    (1,316)      (657)      (199)         102
     Net Loss to Common Shareholders . . . . . . . . . .    (1,459)      (804)      (349)      (1,049)(1)
     Loss Per Share of Common Stock - Basic and Diluted.     (0.09)     (0.05)     (0.02)       (0.05)

(1)  Includes a deemed dividend of $1,151,000 resulting from the issuance of additional shares of common stock in November 2001 to an investor pursuant to the terms of an investment in 1999.