Form 10-Q
period 2002-03-31
LIFECELL CORP
filed 2002-05-01
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2002, there were outstanding 21,306,995 shares of common stock, par value $.001, and 74,278 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 2,691,240 shares of common stock), of the registrant.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                                           LIFECELL CORPORATION
                                              BALANCE SHEETS
                                                (unaudited)

                                                                               March 31,     December 31,
                                                                                 2002            2001
                                                                             -------------  --------------
                                                 ASSETS
Current assets:
     Cash and cash equivalents                                               $  4,905,000   $   4,650,000
     Short-term investments                                                       250,000         250,000
     Accounts and other receivables, net                                        3,448,000       3,799,000
     Inventories                                                                5,495,000       4,691,000
     Prepayments and other                                                        260,000         319,000
                                                                             -------------  --------------
          Total current assets                                                 14,358,000      13,709,000

Fixed assets,  net                                                              8,299,000       8,728,000
Other assets,  net                                                                673,000         694,000
                                                                             -------------  --------------
          Total assets                                                       $ 23,330,000   $  23,131,000
                                                                             =============  ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $  1,150,000   $     792,000
     Accrued liabilities                                                        2,493,000       2,732,000
     Current maturities of long-term debt                                       1,276,000       1,334,000
                                                                             -------------  --------------
          Total current liabilities                                             4,919,000       4,858,000

Deferred revenue                                                                  517,000         572,000
                                                                             -------------  --------------
Long-term debt, net of current maturities                                         614,000         863,000
                                                                             -------------  --------------
Other long-term liabilities                                                        76,000          70,000
                                                                             -------------  --------------

Commitments and contingencies

Temporary equity:
     Common stock, subject to redemption, $.001 par value, shares
       issued and outstanding 460,636 in 2002 and 2001                          1,935,000       1,935,000

Stockholders' equity:
     Series B preferred stock, $.001 par value, 182,205 shares authorized;
       shares issued and outstanding 77,358 in 2002 and 101,726 in 2001
       (liquidation preference at March 31, 2002 of $7,736,000)                        --              --
     Undesignated preferred stock, $.001 par value, 1,817,795 shares
       authorized; none issued and outstanding                                         --              --
     Common stock, $.001 par value, 48,000,000 shares authorized;
       shares issued and outstanding 20,734,766 in 2002 and
       19,851,868 in 2001                                                          21,000          20,000
     Warrants to purchase shares of common stock;
       2,284,211 outstanding in 2002 and 2001                                   4,002,000       4,002,000
     Additional paid-in capital                                                76,580,000      76,581,000
     Accumulated deficit                                                      (65,334,000)    (65,770,000)
                                                                             -------------  --------------
          Total stockholders' equity                                           15,269,000      14,833,000
                                                                             -------------  --------------
          Total liabilities and stockholders' equity                         $ 23,330,000   $  23,131,000
                                                                             =============  ==============


                 The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three months ended March 31,
                                                     ---------------------------
                                                          2002          2001
                                                      ------------  ------------
Revenues:
    Product revenues                                  $ 7,310,000   $ 6,424,000
    Research grant revenues                               349,000       347,000
                                                      ------------  ------------
        Total revenues                                  7,659,000     6,771,000
                                                      ------------  ------------

Costs and expenses:
    Cost of products sold                               2,396,000     2,495,000
    Research and development                            1,080,000     1,125,000
    General and administrative                          1,086,000     1,093,000
    Selling and marketing                               2,858,000     3,197,000
                                                      ------------  ------------
        Total costs and expenses                        7,420,000     7,910,000
                                                      ------------  ------------

Income (loss) from operations                             239,000    (1,139,000)

Interest and other income (expense), net                  (51,000)     (177,000)
                                                      ------------  ------------

Income (loss) before income taxes                         188,000    (1,316,000)

    Income tax benefit                                    248,000             -
                                                      ------------  ------------

Net income (loss)                                         436,000    (1,316,000)

    Preferred stock dividends                                   -      (143,000)
                                                      ------------  ------------

Net income (loss) applicable to common stockholders   $   436,000   $(1,459,000)
                                                      ============  ============

Net income (loss) per common share:
    Basic                                             $      0.02   $     (0.09)
                                                      ============  ============
    Diluted                                           $      0.02   $     (0.09)
                                                      ============  ============

Shares used in computing net income (loss)
    per common share:
      Basic                                            20,777,407    16,709,368
                                                      ============  ============
      Diluted                                          25,076,643    16,709,368
                                                      ============  ============


    The accompanying notes are an integral part of these financial statements

                                         LIFECELL CORPORATION
                                       STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                             Three months ended March 31,
                                                                             ---------------------------
                                                                                 2002          2001
                                                                              -----------  ------------
Cash flows from operating activities:
    Net income (loss)                                                         $  436,000   $(1,316,000)
    Adjustments to reconcile net income to net cash generated from (used in)
      operating activities:
        Depreciation and amortization                                            494,000       437,000
        Provision for bad debt                                                         -         6,000
        Accretion of debt discount                                                     -        17,000
        Change in assets and liabilities:
            Decrease in accounts and other receivables                           351,000        61,000
            (Increase) decrease in inventories                                  (804,000)      256,000
            Decrease in prepayments and other                                     59,000        36,000
            Increase (decrease) in accounts payable and accrued liabilities      119,000    (1,445,000)
            (Decrease) in deferred revenues                                      (55,000)      (55,000)
            Increase in other liabilities                                          6,000         6,000
                                                                              -----------  ------------

        Net cash generated from (used in) operating activities                   606,000    (1,997,000)
                                                                              -----------  ------------

Cash flows from investing activities:
    Capital expenditures                                                         (44,000)     (172,000)
    Addition to patents                                                                -       (49,000)
                                                                              -----------  ------------

        Net cash used in investing activities                                    (44,000)     (221,000)
                                                                              -----------  ------------

Cash flows from financing activities:
    Principal payments on long-term debt                                        (307,000)     (268,000)
    Cash dividends paid                                                                -        (1,000)
                                                                              -----------  ------------

        Net cash used in financing activities                                   (307,000)     (269,000)
                                                                              -----------  ------------

Net increase (decrease) in cash and cash equivalents                             255,000    (2,487,000)
Cash and cash equivalents at beginning of period                               4,650,000     5,220,000
                                                                              -----------  ------------

Cash and cash equivalents at end of period                                    $4,905,000   $ 2,733,000
                                                                              ===========  ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                 $   47,000   $   218,000
                                                                              ===========  ============

Supplemental disclosure of non-cash financing activities:
     Series B preferred stock issued as payment of dividends                  $        -   $   143,000
                                                                              ===========  ============


            The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


2.     INVENTORIES

Inventories consist of the following:

                                                       March 31,   December 31,
                                                         2002          2001
                                                      ----------  -------------

Tissue and materials . . . . . . . . . . . . . . . .  $2,102,000  $   1,314,000
Tissue products in-process . . . . . . . . . . . . .   1,611,000      1,307,000
Finished tissue products . . . . . . . . . . . . . .   1,782,000      2,070,000
                                                      ----------  -------------
  Total inventories. . . . . . . . . . . . . . . . .  $5,495,000  $   4,691,000
                                                      ==========  =============


3.     COMMITMENTS AND CONTINGENCIES

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

4.     INCOME  TAXES

In March 2002, the Company realized $248,000 through the sale and transfer of $3.2 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. The amount realized has been reflected as an income tax benefit in the statement of operations.


5.     NET  INCOME  (LOSS)  PER  COMMON  SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 30, 2002 and 2001:


                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2002          2001
                                                     -----------  ------------
Net income (loss) applicable to common stockholders  $   436,000  $(1,459,000)
                                                     -----------  ------------

Weighted average common shares outstanding            20,777,407   16,709,368

                                                     -----------  ------------
Denominator for basic net income (loss) per share     20,777,407   16,709,368
                                                     -----------  ------------
Effect of dilutive securities:
   Series B preferred stock assuming conversion        3,220,833            -
   Warrants                                              764,534            -
   Common stock options                                  313,869            -

                                                     -----------  ------------
Denominator for diluted net income (loss) per share   25,076,643   16,709,368
                                                     -----------  ------------

Basic net income (loss) per share                    $      0.02  $     (0.09)
                                                     ===========  ============

Diluted net income (loss) per share                  $      0.02  $     (0.09)
                                                     ===========  ============

In the three months ended March 31, 2001, common stock equivalents consisting of Series B preferred stock, warrants and common stock options were anti-dilutive and, accordingly, were not included in the computation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and Notes included in Part I. "Financial Information".

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "believe" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and Critical Accounting Policies" detailed in our Annual Report on form 10-K for the year ended December 31, 2001 and other reports filed with the Securities and Exchange Commission.

GENERAL AND BACKGROUND

We develop and market biologically based solutions for the repair and replacement of damaged or inadequate human tissue in numerous different clinical applications. Our core tissue matrix technology removes cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three proprietary human tissue based products: AlloDerm(R) for plastic reconstructive, burn and periodontal procedures; Cymetra(TM), a version of AlloDerm(R) in particulate form for non-surgical correction of soft tissue defects; and Repliform(TM), a version of AlloDerm(R) for urology and gynecology procedures. We also distribute cryopreserved allograft skin for use as a temporary dressing in the treatment of burns. Our development programs include the potential application of our tissue matrix technology to vascular, nerve and orthopedic tissue; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Total revenues for the three months ended March 31, 2002 increased 13% to $7.7 million compared to $6.8 million for the same period in 2001. The increase was primarily attributable to a 14% increase in product revenues to $7.3 million in the current period as compared to $6.4 million in the prior year. The increase in product revenues was largely due to increased demand for AlloDerm. AlloDerm revenues increased 26% to $3.8 million in the three months ended March 31, 2002 compared to $3.0 million in the same period in 2001. Repliform revenues increased 6% to $2.3 million in the three months ended March 31, 2002 compared to $2.2 million for the same period in 2001 while Cymetra revenues contributed $1.0 million in the first three months of 2002 and 2001.

Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets and OMP, Inc. is our exclusive sales and marketing representative for Cymetra for office-based dermatologists and plastic surgeons. During the three months ended March 31, 2002, sales of our products through Boston Scientific Corporation and OMP represented 32% and 9%, respectively, of our total product revenues compared to 34% and 9%, respectively, for the same period in 2001. Both Boston Scientific and OMP are paid agency fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses.

Cost of products sold for the three months ended March 31, 2002 was $2.4 million, or 33% of product revenues, compared to cost of products sold of $2.5 million, or 39% for the same period in 2002. The cost of products sold as a percentage of product revenues improved due to efficiencies realized in our processing operation, as a result of volume increases and process improvements.

Total research and development expenses of $1.1 million were essentially unchanged for the three months ended March 31, 2002 and 2001. Research grant revenues were also flat, totaling $349,000 for the three months ended March 31, 2002 and $347,000 for the same period in 2001.

General and administrative expenses totaled $1.1 million for the three months ended March 31, 2002 and 2001, as we continue to focus on controlling costs.

Selling and marketing expenses decreased 11% to $2.9 million for the three months ended March 31, 2002 compared to $3.2 million in the same period in 2001. The decrease in 2002 was primarily attributable to lower marketing headcount, travel and entertainment and promotion expenses.

Interest and other income (expense), net decreased $126,000 for the three months ended March 31, 2002 compared to 2001. The net decrease was due to a $156,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $30,000 decline in interest income resulting from lower average interest rates during the period.

In March 2002, we realized $248,000 from the sale and transfer of $3.2 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority.

Net income for the three months ended March 31, 2002 totaled $436,000, a $1.7 million improvement from the $1.3 million loss for the same period in 2001. The improvement in net income in 2002 was principally due to higher product revenues, the decrease in cost of products sold and selling and marketing expenses and the income tax benefit from the sale of the state tax net operating losses. Basic and diluted net income per common share in the three months ended March 31, 2002 increased to $0.02 per share compared to $0.09 per share net loss in the same period in 2001. The net loss per common share in 2001 included $0.01 per share attributable to dividends on preferred stock.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2002, we had cash and cash equivalents and short-term investments of $5.2 million compared to $4.9 million at December 31, 2001. Working capital increased to approximately $9.4 million at March 31, 2002 from approximately $8.9 million at December 31, 2001. The increase resulted principally from increases in cash and inventory, partially offset by a decrease in accounts receivable. Inventory increased as a result of an increase in the receipts of donated tissue from our organ procurement organizations and tissue banks. Accounts receivable decreased as a result of collection of certain accounts that were past due at December 31, 2001.

Our operating activities generated net cash of $606,000 for the three months ended March 31, 2002 compared to net cash used of $2.0 million for the same period in 2001. The increase resulted primarily from higher net income and increases in accounts payable and accrued liabilities in 2002 compared to significant decreases in 2001. The increase in 2002 was partly reduced by the increase in inventories discussed above.

Our investing activities, which consist of purchases of capital equipment and additions to patents, used net cash of $44,000 for the three months ended March 31, 2002 compared to $221,000 for the same period in 2001.

Our financing activities used $307,000 for the three-month period ended March 31, 2002 for principal payments on long-term debt compared to $269,000 in 2001. At March 31, 2002, we had an aggregate of $1.9 million outstanding under our borrowing arrangements compared to $6.0 million outstanding at March 31, 2001. The following table reflects a summary of our contractual cash obligations as of March 31, 2002:

                                               Payments Due by Period
                         -----------------------------------------------------------------------
                                     Less than one
                            Total         year       1 to 3 years   4 to 5 years   After 5 years
                         ----------  -------------  -------------  --------------  -------------
Long-term debt(1)        $1,890,000  $   1,276,000  $     144,000  $      129,000  $     341,000
Operating leases          6,452,000        833,000      1,694,000       1,778,000      2,147,000
                         ----------  -------------  -------------  --------------  -------------
Total contractual
    cash obligations     $8,342,000  $   2,109,000  $   1,838,000  $    1,907,000  $   2,488,000
                         ==========  =============  =============  ==============  =============

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

At March 31, 2002, there were 460,636 shares of common stock outstanding that are subject to redemption by us under certain conditions. These shares were issued to one investor in a private placement in November 1999. Pursuant to the terms of the purchase agreement, if we do not maintain a listing on or quotation of our shares of common stock on a U.S. stock exchange or market system we will be required to redeem such shares at $4.20 per share or $1.9 million in the aggregate.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2002.

PART II.  OTHER INFORMATION



Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          a.   EXHIBITS

               none

          b.   REPORTS ON FORM 8-K

               On February 26, 2002, we filed a Current Report on Form 8-K to report that we released our fourth quarter and year-end 2001 financial results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LIFECELL  CORPORATION



Date:  May 1, 2002                 By:  /s/  Paul G. Thomas
                                        -------------------
                                   Paul  G.  Thomas
                                   Chairman  of  the  Board
                                   President  and  Chief  Executive  Officer
                                   (Principal  Executive  Officer)


Date:  May 1, 2002                 By:  /s/  Steven T. Sobieski
                                        -----------------------
                                   Steven  T.  Sobieski
                                   Vice  President,  Finance
                                   Chief  Financial  Officer  and  Secretary
                                   (Principal  Financial  Officer)



Date:  May 1, 2002                 By:  /s/  Bradly C. Tyler
                                        --------------------
                                   Bradly  C.  Tyler
                                   Controller
                                   (Principal  Accounting  Officer)