Form 10-Q
period 2002-06-30
LIFECELL CORP
filed 2002-08-14
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO


Commission file number:  01-19890


                              LIFECELL CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        76-0172936
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)


          ONE MILLENNIUM WAY
        BRANCHBURG, NEW JERSEY                               08876
(Address of principal executive office)                   (zip code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2002, there were outstanding 21,306,995 shares of common stock, par value $.001, and 74,278 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 2,691,240 shares of common stock), of the registrant.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------


                                           LIFECELL CORPORATION
                                              BALANCE SHEETS


                                                                               June 30,      December 31,
                                                                                 2002            2001
                                                                             -------------  --------------
                                                 ASSETS
Current assets:
     Cash and cash equivalents                                               $  4,921,000   $   4,650,000
     Short-term investments                                                       250,000         250,000
     Accounts and other receivables, net                                        4,114,000       3,799,000
     Inventories                                                                5,858,000       4,691,000
     Prepayments and other                                                        162,000         319,000
                                                                             -------------  --------------
         Total current assets                                                  15,305,000      13,709,000
Fixed assets,  net                                                              7,989,000       8,728,000
Other assets,  net                                                                643,000         694,000
                                                                             -------------  --------------
         Total assets                                                        $ 23,937,000   $  23,131,000
                                                                             =============  ==============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $  1,317,000   $     792,000
     Accrued liabilities                                                        3,084,000       2,732,000
     Current maturities of long-term debt                                         996,000       1,334,000
                                                                             -------------  --------------
         Total current liabilities                                              5,397,000       4,858,000
Deferred revenue                                                                  462,000         572,000
Long-term debt, net of current maturities                                         578,000         863,000
Other long-term liabilities                                                        82,000          70,000
                                                                             -------------  --------------
         Total liabilities                                                      6,519,000       6,363,000
                                                                             -------------  --------------
Commitments and contingencies

Temporary equity:
     Common stock, subject to redemption, $.001 par value, shares
         issued and outstanding 460,636 in 2002 and 2001                        1,935,000       1,935,000
                                                                             -------------  --------------
Stockholders' equity:
     Series B preferred stock, $.001 par value, 182,205 shares authorized;
       shares issued and outstanding 74,278 in 2002 and 101,726 in 2001
       (liquidation preference at June 30, 2002 of $7,428,000)                         --              --
     Undesignated preferred stock, $.001 par value, 1,817,795 shares
       authorized; none issued and outstanding                                         --              --
     Common stock, $.001 par value, 48,000,000 shares authorized;
       shares issued and outstanding 21,306,995 in 2002 and
       19,851,868 in 2001                                                          21,000          20,000
     Warrants to purchase shares of common stock;
       2,284,211 outstanding in 2002 and 2001                                   4,002,000       4,002,000
     Additional paid-in capital                                                76,580,000      76,581,000
     Accumulated deficit                                                      (65,120,000)    (65,770,000)
                                                                             -------------  --------------
         Total stockholders' equity                                            15,483,000      14,833,000
                                                                             -------------  --------------
         Total liabilities and stockholders' equity                          $ 23,937,000   $  23,131,000
                                                                             =============  ==============


   The accompanying notes are an integral part of these financial statements.

                                       LIFECELL CORPORATION
                                     STATEMENTS OF OPERATIONS
                                            (unaudited)


                                        Three Months Ended June 30,     Six Months Ended June 30,
                                      ------------------------------  ----------------------------
                                           2002            2001            2002           2001
                                      --------------  --------------  --------------  ------------
Revenues:
   Product revenues                   $   8,050,000   $   7,011,000   $  15,360,000   $13,435,000
   Research grant revenues                  344,000         440,000         693,000       787,000
                                      --------------  --------------  --------------  ------------
      Total revenues                      8,394,000       7,451,000      16,053,000    14,222,000
                                      --------------  --------------  --------------  ------------
Costs and expenses:
   Cost of products sold                  2,513,000       2,358,000       4,909,000     4,853,000
   Research and development               1,111,000       1,164,000       2,191,000     2,289,000
   General and administrative             1,219,000       1,247,000       2,305,000     2,340,000
   Selling and marketing                  3,296,000       3,141,000       6,154,000     6,338,000
                                      --------------  --------------  --------------  ------------
      Total costs and expenses            8,139,000       7,910,000      15,559,000    15,820,000
                                      --------------  --------------  --------------  ------------

Income (loss) from operations               255,000        (459,000)        494,000    (1,598,000)

Interest and other expense, net             (41,000)       (198,000)        (92,000)     (375,000)
                                      --------------  --------------  --------------  ------------
Income (loss) before income taxes           214,000        (657,000)        402,000    (1,973,000)

   Income tax benefit                             -               -         248,000             -
                                      --------------  --------------  --------------  ------------
Net income (loss)                           214,000        (657,000)        650,000    (1,973,000)

   Preferred stock dividends                      -        (147,000)              -      (290,000)
                                      --------------  --------------  --------------  ------------
Net income (loss) applicable to
common stockholders                   $     214,000   $    (804,000)  $     650,000   $(2,263,000)
                                      ==============  ==============  ==============  ============
Net income (loss) per common share:
   Basic                              $        0.01   $       (0.05)  $        0.03   $     (0.14)
                                      ==============  ==============  ==============  ============
   Diluted                            $        0.01   $       (0.05)  $        0.03   $     (0.14)
                                      ==============  ==============  ==============  ============
Shares used in computing net income
   (loss) per common share:
      Basic                              21,303,746      16,709,368      21,042,030    16,709,368
                                      ==============  ==============  ==============  ============
      Diluted                            24,841,869      16,709,368      24,957,507    16,709,368
                                      ==============  ==============  ==============  ============


    The accompanying notes are an integral part of these financial statements

                                         LIFECELL CORPORATION
                                       STATEMENTS OF CASH FLOWS
                                              (unaudited)


                                                                             Six months ended June 30,
                                                                            --------------------------
                                                                                2002          2001
                                                                            ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                                         $   650,000   $(1,973,000)
  Adjustments to reconcile net income to net cash generated from (used in)
    operating activities:
      Depreciation and amortization                                             992,000       835,000
      Provision for bad debt                                                          -        10,000
      Accretion of debt discount                                                      -        49,000
      Change in assets and liabilities:
         (Increase) decrease in accounts and other receivables                 (315,000)      765,000
         (Increase) decrease in inventories                                  (1,167,000)      435,000
         Decrease in prepayments and other                                      157,000        74,000
         Increase (decrease) in accounts payable and accrued liabilities        878,000    (2,163,000)
         (Decrease) in deferred revenues                                       (110,000)     (111,000)
         Increase (decrease) in other liabilities                                12,000       (26,000)
                                                                            ------------  ------------
       Net cash generated from (used in) operating activities                 1,097,000    (2,105,000)
                                                                            ------------  ------------
Cash flows from investing activities:
  Capital expenditures                                                         (203,000)     (240,000)
  Addition to patents                                                                 -       (71,000)
                                                                            ------------  ------------
      Net cash used in investing activities                                    (203,000)     (311,000)
                                                                            ------------  ------------
Cash flows from financing activities:
  Principal payments on long-term debt                                         (623,000)     (541,000)
  Cash dividends paid                                                                 -        (2,000)
                                                                            ------------  ------------
      Net cash used in financing activities                                    (623,000)     (543,000)
                                                                            ------------  ------------
Net increase (decrease) in cash and cash equivalents                            271,000    (2,959,000)
Cash and cash equivalents at beginning of period                              4,650,000     5,220,000
                                                                            ------------  ------------
Cash and cash equivalents at end of period                                  $ 4,921,000   $ 2,261,000
                                                                            ============  ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                  $    84,000   $   436,000
                                                                            ============  ============
Supplemental disclosure of non-cash financing activities:
  Series B preferred stock issued as payment of dividends                   $         -   $   285,000
                                                                            ============  ============
  Fair value of warrants issued in connection with notes payable            $         -   $    44,000
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

2.   INVENTORIES

Inventories  consist  of  the  following:

                                     June 30,     December 31,
                                       2002           2001
                                   -----------  --------------
Tissue and materials . . . . . . .  $2,469,000   $   1,314,000
Tissue products in-process . . . .   2,022,000       1,307,000
Finished tissue products . . . . .   1,367,000       2,070,000
                                   -----------  --------------
  Total inventories. . . . . . . .  $5,858,000   $   4,691,000
                                   ===========  ==============

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

In June 2002, a complaint was filed in the Superior Court of California, Los Angeles County, Central District, captioned Joan Savitt, individually and on behalf of others similarly situated, v. Doheny Eye & Tissue Bank, et al. The complaint alleges among other things, the Company, by engaging in the storing, processing and distribution of human tissue, violates the public policy and laws of the state of California in various ways. The Company has not answered the complaint. The Company believes that the claims against it in this complaint are without merit and intends to vigorously defend against such action.

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

4.   INCOME  TAXES

The Company has not recorded a provision for income taxes in the three months and six months ended June 30, 2002, as it expects to utilize net operating loss and other tax credit carryforwards to offset its taxable income.

In July 2002, the State of New Jersey enacted tax legislation which limits the ability to utilize state tax loss carryforwards to offset taxable income in 2002 and 2003. The legislation is retroactive to January 1, 2002, and accordingly, the Company expects to record a provision for state income taxes in the second half of 2002.

In March 2002, the Company realized $248,000 through the sale and transfer of $3.2 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. The amount realized has been reflected as an income tax benefit in the statement of operations.

5.   NET  INCOME  (LOSS)  PER  COMMON  SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2002 and 2001:

                                            Three Months Ended June 30,    Six Months Ended June 30,
                                           -----------------------------  ---------------------------
                                               2002            2001           2002           2001
                                           -------------  --------------  -------------  ------------
Net income (loss) applicable to
      common stockholders                  $     214,000  $    (804,000)  $     650,000  $(2,263,000)
                                           =============  ==============  =============  ============
Weighted average common shares
      outstanding                             21,303,746     16,709,368      21,042,030   16,709,368
                                           -------------  --------------  -------------  ------------
Denominator for basic net income (loss)
      per share                               21,303,746     16,709,368      21,042,030   16,709,368
                                           -------------  --------------  -------------  ------------
Effect of dilutive securities:
      Series B preferred stock assuming
          conversion                           2,694,489              -       2,956,207            -
      Warrants                                   627,010              -         697,245            -
      Common stock options                       216,624              -         262,025            -
                                           -------------  --------------  -------------  ------------
Denominator for diluted net income (loss)
      per share                               24,841,869     16,709,368      24,957,507   16,709,368
                                           -------------  --------------  -------------  ------------
Basic net income (loss) per share          $        0.01  $       (0.05)  $        0.03  $     (0.14)
                                           =============  ==============  =============  ============

                                           -------------  --------------  -------------  ------------
Diluted net income (loss) per share        $        0.01  $       (0.05)  $        0.03  $     (0.14)
                                           =============  ==============  =============  ============

The calculation of net income per share for the three months and six months ended June 30, 2002 excludes potentially dilutive common stock equivalents consisting of outstanding options to purchase 2,081,269 shares of common stock and warrants to purchase 334,211 shares of common stock because their inclusion would be antidilutive. The calculation of net income per share for the three months and six months ended June 30, 2001 excludes potentially dilutive common stock equivalents consisting of Series B preferred stock which is convertible into 3,490,384 shares of common stock, outstanding options to purchase 2,988,169 shares of common stock and warrants to purchase 1,244,067 shares of common stock because their inclusion would be antidilutive.



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

GENERAL  AND  BACKGROUND

We develop and market biologically based solutions for the repair and replacement of damaged or inadequate human tissue in numerous different clinical applications. Our core tissue matrix technology removes cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market three proprietary human tissue based products: AlloDerm(R) for plastic reconstructive, burn and periodontal procedures; Cymetra(R) a version of AlloDerm in particulate form for non-surgical correction of soft tissue defects; and Repliform(TM), a version of AlloDerm for urology and gynecology procedures. We also distribute cryopreserved allograft skin for use as a temporary dressing in the treatment of burns. Our development programs include the potential application of our tissue matrix technology to vascular, nerve and orthopedic tissue; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2002  AND  2001

Total revenues for the three months ended June 30, 2002 increased 13% to $8.4 million compared to $7.5 million for the same period in 2001. The increase was primarily attributable to a 15% increase in product revenues to $8.1 million in the current period as compared to $7.0 million in the prior year. The increase in product revenues was largely due to increased demand for our AlloDerm products. AlloDerm revenues increased 24% to $4.1 million in the three months ended June 30, 2002 compared to $3.3 million in the same period in 2001. Repliform revenues were $2.5 million in the second quarter of 2002 and 2001. Cymetra revenues contributed $1.0 million in the second quarter of 2002 and 2001.

Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets and OMP, Inc. is our exclusive sales and marketing representative for Cymetra for office-based dermatologists and plastic surgeons. During the three months ended June 30, 2002, sales of our products through Boston Scientific and OMP represented 31% and 9%, respectively, of our total product revenues compared to

36% and 9%, respectively, for the same period in 2001. Both Boston Scientific and OMP are paid agency fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses.

Cost of products sold for the three months ended June 30, 2002 was $2.5 million, or 31% of product revenues, compared to cost of products sold of $2.4 million, or 34% of product revenues for the same period in 2001. The cost of products sold as a percentage of product revenues improved due to efficiencies realized in our processing operation as a result of volume increases and process improvements.

Total research and development expenses of $1.1 million for the three months ended June 30, 2002 were down slightly from $1.2 million for the same period in 2001 primarily due to lower spending on certain research programs. Research grant revenues totaled $344,000 for the three months ended June 30, 2002 down from $440,000 for the same period in 2001. The decrease was due to lower spending on certain research programs that are funded by government grants.

General and administrative expenses remained unchanged at $1.2 million for the three months ended June 30, 2002 and 2001.

Selling and marketing expenses increased 5% to $3.3 million for the three months ended June 30, 2002 compared to $3.1 million in the same period in 2001. The increase in the second quarter of 2002 was primarily attributable to higher selling expense related to the increase in revenues.

Interest and other income (expense), net decreased $157,000 for the three months ended June 30, 2002 compared to 2001. The net decrease was due to a $166,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $9,000 decline in interest income resulting from lower average interest rates during the period.

No provision for income taxes was recorded in the three months ended June 30, 2002 as we expect to utilize net operating loss and other tax credit carryforwards to offset taxable income.

Net income for the three months ended June 30, 2002 totaled $214,000, an $871,000 improvement from the $657,000 loss for the same period in 2001. The improvement in net income in 2002 was principally due to higher product revenues and the decrease in cost of products. Basic and diluted net income per common share in the three months ended June 30, 2002 increased to $0.01 per share compared to $0.05 per share net loss in the same period in 2001. The net loss per common share in the same period in 2001 included $0.01 per share attributable to dividends on preferred stock, which no longer accrue.


SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001

Total revenues for the six months ended June 30, 2002 increased 13% to $16.1 million compared to $14.2 million for the same period in 2001. Product revenues of $15.4 million were 14% above the $13.4 million reported in the first six months of 2001. The increase in product revenues was largely due to increased demand for our AlloDerm products. AlloDerm revenues increased 25% to $7.9 million in the six months ended June 30, 2002 compared to $6.3 million in the same period in 2001. Repliform revenues increased 3% to $4.8 million in the six months ended June 30, 2002 compared to $4.7 million for the same period in 2001 while Cymetra revenues decreased slightly to $2.0 million in the first six months of 2002 from $2.1 million in the first six months of 2001. During the six months ended June 30, 2002, sales of our products generated through Boston Scientific Corporation and OMP represented 31% and 9%, respectively, of our total product revenues, compared to 35% and 9%, respectively, for the same period in 2001.

Cost of products sold for the six months ended June 30, 2002 was $4.9 million, or 32% of product revenues, compared to cost of products sold of $4.9 million, or 36% of product revenues for the same period in 2001. The cost of products sold as a percentage of product revenues improved due to efficiencies realized in our processing operation as a result of volume increases and process improvements.

Total research and development expenses of $2.2 million for the six months ended June 30, 2002 were down 4% from $2.1 million from the first half of 2001, primarily as the result of lower spending on certain funded research programs. Research grant revenues were down $94,000, totaling $693,000 for the six months ended June 30, 2002 and $787,000 for the same period in 2001.

General and administrative expenses remained essentially unchanged at $2.3 million for the six months ended June 30, 2002 and 2001.

Selling and marketing expenses decreased slightly to $6.2 million for the six months ended June 30, 2002 compared to $6.3 million in the same period in 2001. The decrease in 2002 was primarily attributable to lower marketing and promotion expenses, partially offset by higher selling expenses.

Interest and other income (expense), net decreased $283,000 for the six months ended June 30, 2002 compared to 2001. The net decrease was due to a $323,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $40,000 decline in interest income resulting from lower average interest rates during the period.

No provision for income taxes was recorded in the six months ended June 30, 2002 as we expect to utilize net operating loss and other tax credit carryforwards to offset taxable income.

In July 2002, the State of New Jersey enacted tax legislation that limits the ability to utilize state tax loss carryforwards to offset taxable income in 2002 and 2003. The legislation is retroactive to January 1, 2002, and accordingly, we expect to record a provision for state income taxes in the second half of 2002.

During the first six months of 2002, we realized $248,000 from the sale and transfer of $3.2 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority.

Net income for the six months ended June 30, 2002 totaled $650,000, a $2.6 million improvement from the $2.0 million loss for the same period in 2001. The improvement in net income in 2002 was principally due to higher product revenues and the income tax benefit from the sale of the state tax net operating losses. Basic and diluted net income per common share in the six months ended June 30, 2002 increased to $0.03 per share compared to $0.14 per share net loss in the same period in 2001. The net loss per common share in 2001 included $0.02 per share attributable to dividends on preferred stock, which no longer accrue.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of June 30, 2002, we had cash and cash equivalents and short-term investments of $5.2 million compared to $4.9 million at December 31, 2001. Working capital increased to $9.9 million at June 30, 2002 from approximately $8.9 million at December 31, 2001. The increase resulted principally from increases in cash, accounts receivable and inventory, partially offset by an increase in accounts payable and accrued liabilities. Inventory increased as a result of higher receipts of donated tissue from our organ procurement organizations and tissue banks.

Our operating activities generated net cash of $1,098,000 for the six months ended June 30, 2002 compared to net cash used of $2.1 million for the same period in 2001. The increase in 2002 resulted primarily from higher net income and increases in accounts payable and accrued liabilities primarily associated with the increase in inventory.

Our investing activities, which consist of purchases of capital equipment and additions to patents, used net cash of $203,000 for the six months ended June
30,  2002  compared  to  $311,000  for  the  same  period  in  2001.

Our financing activities used $623,000 for the six-month period ended June 30, 2002 for principal payments on long-term debt compared to $543,000 in 2001. At
June 30, 2002, we had an aggregate of $1.6 million outstanding under our borrowing arrangements compared to $5.8 million outstanding at June 30, 2001. The following table reflects a summary of our contractual cash obligations as of June 30, 2002:

                                                  Payments Due by Period
                         ---------------------------------------------------------------------------
                                         Less than one
                              Total          year       1 to 3 years    4 to 5 years   After 5 years
                         --------------  -------------  -------------  --------------  -------------
Long-term debt(1)        $    1,574,000  $     996,000  $     108,000  $      129,000  $     340,000
Operating leases              6,244,000        833,000      1,708,000       1,777,000      1,926,000
                         --------------  -------------  -------------  --------------  -------------
Total contractual
    cash obligations     $    7,818,000  $   1,829,000  $   1,816,000  $    1,906,000  $   2,266,000
                         ==============  =============  =============  ==============  =============

(1) Under our debt agreements, the maturity of our outstanding debt could be accelerated if we do not maintain certain covenants.

We believe that our current cash resources together with anticipated product revenues and committed research and development grant funding will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, there can be no assurance that such sources of funds will be sufficient to meet our needs and as a result, we may need additional funding. Currently we have no additional borrowing availability through our existing credit facilities or commitments for any future funding. There can be no assurance that we will be able to obtain additional funding from either debt or equity financing, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our research and development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

At June 30, 2002, there were 460,636 shares of common stock outstanding that are subject to redemption by us under certain conditions. These shares were issued to one investor in a private placement in November 1999. Pursuant to the terms of the purchase agreement, if we do not maintain a listing on or quotation of our shares of common stock on a U.S. stock exchange or market system we will be required to redeem such shares at $4.20 per share or $1.9 million in the aggregate.


Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.
          ----------------------------------------------------------------

We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2002.


PART  II.  OTHER  INFORMATION


Item  1.  Legal  Proceedings
          ------------------

In June 2002, a complaint was filed in the Superior Court of California, Los Angeles County, Central District, captioned Joan Savitt, individually and on behalf of others similarly situated, v. Doheny Eye & Tissue Bank, et al. The complaint alleges among other things, the Company, by engaging in the storing, processing and distribution of human tissue, violates the public policy and laws of the state of California in various ways. The Company has not answered the complaint. The Company believes that the claims against it in this complaint are without merit and intends to vigorously defend against such action.


Item  4.  Submission  of  Matters  to  A  Vote  of  Security  Holders.
          ------------------------------------------------------------

An Annual Meeting of Stockholders was held on May 31, 2002. The directors elected at the annual meeting were: Paul G. Thomas, Stephen A. Livesey, M.D., Ph.D., Michael E. Cahr, David Fitzgerald, James G. Foster and Jonathan Silverstein. All directors of the Company hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

     (i) With respect to the election of Directors by the holders of Common Stock and Series B Preferred Stock, voting together as a class, the persons named below received the following number of votes:

          Name                             Votes For       Votes Withheld
          ----                             ----------      --------------
          Paul G. Thomas                   16,995,061         265,656
          Stephen A. Livesey, M.D., Ph.D.  17,020,832         239,885
          Michael E. Cahr                  17,220,590          40,127
          David Fitzgerald                 17,217,783          42,934
          James G. Foster                  17,219,565          41,152
          Jonathan Silverstein             17,216,408          44,309

Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          a.   EXHIBITS

               none

          b.   REPORTS  ON  FORM  8-K

               On April 1, 2002, the Company announced the resignation of a member of the Board of Directors and the appointment of a new member of the Board of Directors.

               On April 23, 2002, the Company announced its first quarter 2002 financial results and also announced that it planned to conduct a conference call to discuss the operating results and related matters.

               On May 9, 2002, the Company announced that it entered into an agreement with LifeNet and Arthrex Tissue Systems, Inc. to develop and market acellular allografts for sports medicine applications.

               On June 20, 2002, the Company announced that it dismissed Arthur Andersen LLP and engaged PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LIFECELL CORPORATION




Date:  August 14, 2002               By:  /s/ Paul Thomas
                                        -----------------
                                     Paul G. Thomas
                                     Chairman of the Board
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Date:  August 14, 2002               By:  /s/ Steven Sobieski
                                        ---------------------
                                     Steven T. Sobieski
                                     Vice President, Finance
                                     Chief Financial Officer and Secretary
                                     (Principal Financial Officer)



Date:  August 14, 2002               By:  /s/ Bradly Tyler
                                        ------------------
                                     Bradly C. Tyler
                                     Controller
                                     (Principal Accounting Officer)