Form 10-Q
period 2002-09-30
LIFECELL CORP
filed 2002-11-12
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2002, there were outstanding 21,306,995 shares of common stock, par value $.001, and 71,278 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 2,691,240 shares of common stock), of the registrant.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                                           LIFECELL  CORPORATION
                                               BALANCE SHEETS
                                                 (unaudited)


                                                                              September 30,    December 31,
                                                                                  2002             2001
                                                                             ---------------  --------------
                                                  ASSETS
Current assets:
     Cash and cash equivalents                                               $    5,114,000   $   4,650,000
     Short-term investments                                                         250,000         250,000
     Accounts and other receivables, net                                          3,826,000       3,799,000
     Inventories                                                                  5,781,000       4,691,000
     Prepayments and other                                                          341,000         319,000
                                                                             ---------------  --------------
       Total current assets                                                      15,312,000      13,709,000
Fixed assets,  net                                                                7,645,000       8,728,000
Other assets,  net                                                                  619,000         694,000
                                                                             ---------------  --------------
       Total assets                                                          $   23,576,000   $  23,131,000
                                                                             ===============  ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                        $    1,034,000   $     792,000
     Accrued liabilities                                                          3,085,000       2,732,000
     Current maturities of long-term debt                                           674,000       1,334,000
                                                                             ---------------  --------------
       Total current liabilities                                                  4,793,000       4,858,000
Deferred revenue                                                                    407,000         572,000
Long-term debt, net of current maturities                                           526,000         863,000
Other long-term liabilities                                                          87,000          70,000
                                                                             ---------------  --------------
Total liabilities                                                                 5,813,000       6,363,000
                                                                             ---------------  --------------

Commitments and contingencies

Temporary equity:
  Common stock, subject to redemption, $.001 par value, shares
   issued and outstanding 460,636 in 2002 and 2001                                1,935,000       1,935,000
                                                                             ---------------  --------------

Stockholders' equity:
  Series B preferred stock, $.001 par value, 182,205 shares authorized;
   shares issued and outstanding 74,278 in 2002 and 101,726 in 2001
   (liquidation preference at September 30, 2002 of $7,428,000)                          --              --
  Undesignated preferred stock, $.001 par value, 1,817,795 shares
   authorized; none issued and outstanding                                               --              --
  Common stock, $.001 par value, 48,000,000 shares authorized;
   shares issued and outstanding 20,846,359 in 2002 and
   19,851,868 in 2001                                                                21,000          20,000
  Warrants to purchase shares of common stock;
   2,284,211 outstanding in 2002 and 2001                                         4,002,000       4,002,000
  Additional paid-in capital                                                     76,581,000      76,581,000
  Accumulated deficit                                                           (64,776,000)    (65,770,000)
                                                                             ---------------  --------------
       Total stockholders' equity                                                15,828,000      14,833,000
                                                                             ---------------  --------------
       Total liabilities and stockholders' equity                            $   23,576,000   $  23,131,000
                                                                             ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                                             LIFECELL CORPORATION
                                           STATEMENTS OF OPERATIONS
                                                 (unaudited)


                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                      ----------------------------------  -----------------------------------
                                             2002              2001             2002              2001
                                      ----------------  ----------------  ----------------  -----------------
Revenues:
  Product revenues                    $     8,711,000   $     6,454,000   $    24,071,000   $     19,889,000
  Research grant revenues                     391,000           200,000         1,084,000            987,000
                                      ----------------  ----------------  ----------------  -----------------
    Total revenues                          9,102,000         6,654,000        25,155,000         20,876,000
                                      ----------------  ----------------  ----------------  -----------------

Costs and expenses:
  Cost of products sold                     2,642,000         1,949,000         7,551,000          6,802,000
  Research and development                  1,295,000           998,000         3,594,000          3,287,000
  General and administrative                1,293,000           937,000         3,490,000          3,277,000
  Selling and marketing                     3,401,000         2,847,000         9,555,000          9,185,000
                                      ----------------  ----------------  ----------------  -----------------
    Total costs and expenses                8,631,000         6,731,000        24,190,000         22,551,000
                                      ----------------  ----------------  ----------------  -----------------

Income (loss) from operations                 471,000           (77,000)          965,000         (1,675,000)

Interest and other expense, net               (29,000)         (122,000)         (121,000)          (497,000)
                                      ----------------  ----------------  ----------------  -----------------

Income (loss) before income taxes             442,000          (199,000)          844,000         (2,172,000)

  Income tax (provision) benefit              (98,000)                -           150,000                  -
                                      ----------------  ----------------  ----------------  -----------------

Net income (loss)                             344,000          (199,000)          994,000         (2,172,000)

  Preferred stock dividends                         -          (150,000)                -           (440,000)
                                      ----------------  ----------------  ----------------  -----------------

Net income (loss) applicable to
common stockholders                   $       344,000   $      (349,000)  $       994,000   $     (2,612,000)
                                      ================  ================  ================  =================

Net income (loss) per common share:
    Basic                             $          0.02   $         (0.02)  $          0.05   $          (0.15)
                                      ================  ================  ================  =================
    Diluted                           $          0.01   $         (0.02)  $          0.04   $          (0.15)
                                      ================  ================  ================  =================

Shares used in computing net income
  (loss) per common share:
    Basic                                  21,306,995        19,528,666        21,131,323         17,659,461
                                      ================  ================  ================  =================
    Diluted                                24,230,967        19,528,666        24,750,515         17,659,461
                                      ================  ================  ================  =================


    The accompanying notes are an integral part of these financial statements

                                              LIFECELL CORPORATION
                                            STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                                             Nine Months Ended September 30,
                                                                            ----------------------------------
                                                                                  2002              2001
                                                                            ----------------  ----------------
Cash flows from operating activities:
  Net income (loss)                                                         $       994,000   $    (2,172,000)
  Adjustments to reconcile net income to net cash generated from (used in)
    operating activities:
      Depreciation and amortization                                               1,597,000         1,255,000
      Provision for bad debt                                                              -            26,000
      Accretion of debt discount                                                          -           138,000
      Change in assets and liabilities:
        (Increase) decrease in accounts and other receivables                       (27,000)          817,000
        (Increase) decrease in inventories                                       (1,090,000)          383,000
        (Increase) in prepayments and other                                         (22,000)         (199,000)
        Increase (decrease) in accounts payable and accrued liabilities             595,000        (1,848,000)
        (Decrease) in deferred revenues                                            (165,000)         (166,000)
        Increase (decrease) in other liabilities                                     18,000           (19,000)
                                                                            ----------------  ----------------
      Net cash generated from (used in) operating activities                      1,900,000        (1,785,000)
                                                                            ----------------  ----------------

Cash flows from investing activities:
  Capital expenditures                                                             (439,000)         (319,000)
  Addition to patents                                                                     -           (99,000)
                                                                            ----------------  ----------------

      Net cash used in investing activities                                        (439,000)         (418,000)
                                                                            ----------------  ----------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock and warrants                                 -         5,915,000
  Payments under notes payable                                                            -        (2,997,000)
  Principal payments on long-term debt                                             (997,000)         (871,000)
  Cash dividends paid                                                                     -            (3,000)
                                                                            ----------------  ----------------
      Net cash used in financing activities                                        (997,000)        2,044,000

Net increase (decrease) in cash and cash equivalents                                464,000          (159,000)
Cash and cash equivalents at beginning of period                                  4,650,000         5,220,000
                                                                            ----------------  ----------------

Cash and cash equivalents at end of period                                  $     5,114,000   $     5,061,000
                                                                            ================  ================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                  $       170,000   $       592,000
                                                                            ================  ================
Supplemental disclosure of non-cash financing activities:
  Series B preferred stock issued as payment of dividends                   $             -   $       430,000
                                                                            ================  ================


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

2.   INVENTORIES

Inventories consist of the following:

                                              September 30,   December 31,
                                                  2002           2001
                                             --------------  -------------
Tissue and materials . . . . . . . . . . .   $    2,373,000  $   1,314,000
Tissue products in-process . . . . . . . .        1,750,000      1,307,000
Finished tissue products . . . . . . . . .        1,658,000      2,070,000
                                             --------------  -------------
  Total inventories. . . . . . . . . . . .   $    5,781,000  $   4,691,000
                                             ==============  =============

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

In June 2002, a complaint was filed in the Superior Court of California, Los Angeles County, Central District, captioned Joan Savitt, individually and on behalf of others similarly situated, v. Doheny Eye & Tissue Bank, et al. The complaint alleges among other things, the Company, by engaging in the storing, processing and distribution of human tissue, violates the public policy and laws of the state of California in various ways. The Company has not yet answered the complaint. The Company believes that the claims against it in this complaint are without merit and intends to vigorously defend against such action.

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

4.   INCOME TAXES

The Company has not recorded a federal provision for income taxes in the three months and nine months ended September 30, 2002, as it expects to utilize net operating loss and other tax credit carryforwards to offset its taxable income.

In July 2002, the State of New Jersey enacted tax legislation which limits the ability to utilize state tax loss carryforwards to offset taxable income in 2002 and 2003. The legislation is retroactive to January 1, 2002, and accordingly, the Company recorded a provision for state income taxes in the third quarter of 2002 for net income earned for the nine months ended September 30, 2002.

In March 2002, the Company realized $248,000 through the sale and transfer of $3.2 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. The amount was recorded when realized and has been reflected as an income tax benefit in the statement of operations. The Company has applied to the Technology Business Tax Certificate Program in 2002, but has not yet received notification of approval.

5.   NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001:

                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                             ---------------------------------  ---------------------------------
                                                   2002             2001              2002             2001
                                             ---------------  ----------------  ---------------  ----------------
Net income (loss) applicable to
     common stockholders                     $       344,000  $      (349,000)          994,000       (2,263,000)
                                             ===============  ================  ===============  ================
Weighted average common shares
     outstanding                                  21,306,995       19,528,666        21,131,323       17,659,461
                                             ---------------  ----------------  ---------------  ----------------

Denominator for basic net income (loss)
     per share                                    21,306,995       19,528,666        21,131,323       17,659,461
                                             ---------------  ----------------  ---------------  ----------------
Effect of dilutive securities:
     Series B preferred stock assuming
        conversion                                 2,691,240                -         2,866,914                -
     Warrants                                        206,506                -           564,476                -
     Common stock options                             10,905                -           172,481                -
     Assumed deemed dividend on
        common stock subject to redemption            15,321                -            15,321                -
                                             ---------------  ----------------  ---------------  ----------------
Denominator for diluted net income (loss)
      per share                                   24,230,967       19,528,666        24,750,515       17,659,461
                                             ---------------  ----------------  ---------------  ----------------
Basic net income (loss) per share            $          0.02  $         (0.02)  $          0.05  $         (0.15)
                                             ===============  ================  ===============  ================

                                             ---------------  ----------------  ---------------  ----------------
Diluted net income (loss) per share          $          0.01  $         (0.02)  $          0.04  $         (0.15)
                                             ===============  ================  ===============  ================

The calculation of net income per share for the three months ended September 30, 2002 excludes potentially dilutive common stock equivalents consisting of outstanding options to purchase 2,926,644 shares of common stock and warrants to purchase 334,211 shares of common stock because their inclusion would be antidilutive. The calculation of net income per share for the nine months ended September 30, 2002 excludes potentially dilutive common stock equivalents consisting of outstanding options to purchase 2,133,019 shares of common stock and warrants to purchase 334,211 shares of common stock because their inclusion would be antidilutive. The calculation of net income per share for the three months and nine months ended September 30, 2001 excludes potentially dilutive common stock equivalents consisting of Series B preferred stock which is convertible into 3,541,798 shares of common stock, outstanding options to purchase 2,717,669 shares of common stock, warrants to purchase 5,477,939 shares of common stock and the potential issuance of 592,246 shares assuming a deemed dividend on common stock subject to redemption because their inclusion would be antidilutive.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of  Operations.
         ---------------

The following discussion of our operations and financial condition should be read in conjunction with the Financial Statements and Notes included in Part I. "Financial Information".

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "believe" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies" detailed in our Annual Report on form 10-K for the year ended December 31, 2001 and other reports filed with the Securities and Exchange Commission.

GENERAL  AND  BACKGROUND

We develop and market biologically based solutions for the repair and replacement of damaged or inadequate human tissue in numerous different clinical applications. Our core tissue matrix technology removes cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market four proprietary human tissue based products: AlloDerm(R) for plastic reconstructive and burn procedures through our direct sales force and for periodontal procedures through BioHorizons, Inc.; Cymetra(R), a version of AlloDerm in particulate form for the correction of soft tissue defects, through our direct sales force and a co-promotion agreement with OMP, Inc.; Repliform(TM), a version of AlloDerm for urology and gynecology procedures, through a marketing and distribution agreement with Boston Scientific Corporation; and Graft Jacket(TM), an acellular periostium replacement graft through a distribution agreement with Wright Medical Group, Inc. We are also the exclusive marketing agent for the SmartPReP(TM) Platelet Concentration System in the United States to ear, nose and throat (ENT), plastic reconstructive and general surgeons in hospitals. Sales of Graft Jacket commenced during the third quarter 2002 and SmartPReP sales will commence during the fourth quarter of 2002. Our development programs include the potential application of our tissue matrix technology to vascular, nerve and orthopedic tissue repair; investigation of human tissues as carriers for therapeutics; Thrombosol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenues for the three months ended September 30, 2002 increased 37% to $9.1 million compared to $6.7 million for the same period in 2001. The increase was primarily attributable to a 35% increase in product revenues to $8.7 million in the current period compared to $6.5 million in the prior year. The increase in product revenues was largely due to increased demand for our AlloDerm products. AlloDerm revenues increased 54% to $4.7 million in the three months ended September 30, 2002 compared to $3.1 million in the same period in 2001. The increase was primarily attributable to expanded clinical application of the Company's AlloDerm products to new markets. Repliform revenues increased 13% to $2.6 million in the third quarter of 2002 compared to $2.3 million in the third quarter of 2001. Cymetra revenues contributed $1.0 million in the third quarter of 2002 and 2001. Revenues in the quarter ended September 30, 2001 were negatively impacted by the Company's inability to ship products to its customers for several days following the tragic events of September 11, 2001.

Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets and OMP, Inc. is our exclusive sales and marketing representative for Cymetra for office-based dermatologists and plastic surgeons. During the three months ended September 30, 2002, sales of our products through Boston Scientific and OMP represented 29% and 8%, respectively, of our total product revenues compared to 35% and 11%, respectively, for the same period in 2001. Both Boston Scientific and OMP are paid agency fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses.
Cost of products sold for the three months ended September 30, 2002 was $2.6 million, or 30% of product revenues, compared to cost of products sold of $1.9 million, or 30% of product revenues for the same period in 2001.

Total research and development expenses of $1.3 million for the three months ended September 30, 2002 were up from $1.0 million for the same period in 2001 primarily due to increased spending on certain funded research programs focused on the potential application of our tissue matrix technology to vascular and orthopedic tissue. Research grant revenues totaled $391,000 for the three months ended September 30, 2002, up from $200,000 for the same period in 2001. The increase was due to higher spending on certain research programs that are funded by government grants.

General and administrative expenses increased to $1.3 million for the three months ended September 30, 2002 compared to $937,000 in the same period in 2001. The increase in the third quarter of 2002 was primarily attributable to increased recruiting and investor relations expenses.

Selling and marketing expenses increased 19% to $3.4 million for the three months ended September 30, 2002 compared to $2.8 million in the same period in 2001. The increase in the third quarter of 2002 was primarily attributable to higher selling expense related to the 35% increase in product revenues.

Interest and other income (expense), net decreased $93,000 for the three months ended September 30, 2002 compared to 2001. The net decrease was due to a $113,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $20,000 decline in interest income resulting from lower average interest rates during the period.

In July 2002, the State of New Jersey enacted tax legislation that limits the ability to utilize state tax loss carryforwards to offset taxable income in 2002 and 2003. The legislation is retroactive to January 1, 2002, and accordingly, the $98,000 provision for taxes recorded in the third quarter of 2002 relates to net income earned for the nine months ended September 30, 2002. In 2001, we utilized state tax loss carryforwards to offset taxable income. We have not recorded a federal provision for income taxes in the three months ended September 30, 2002, as we expect to utilize net operating loss and other tax credit carryforwards to offset taxable income.

Net income for the three months ended September 30, 2002 totaled $344,000, a $543,000 improvement from the $199,000 loss for the same period in 2001. The improvement in net income in 2002 was principally due to higher product revenues. Basic net income per common share increased to $0.02 and diluted net income per common share increased to $0.01 in the three months ended September 30, 2002, compared to $0.02 per share net loss in the same period in 2001. The net loss per common share in the same period in 2001 included $0.01 per share attributable to dividends on preferred stock, which no longer accrue.


NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenues for the nine months ended September 30, 2002 increased 20% to $25.2 million compared to $20.9 million for the same period in 2001. Product revenues of $24.1 million were 21% above the $19.9 million reported in the first nine months of 2001. The increase in product revenues was largely due to increased demand for our AlloDerm products. AlloDerm revenues increased 34% to $12.6 million in the nine months ended September 30, 2002 compared to $9.4 million in the same period in 2001. Repliform revenues increased 6% to $7.4 million in the nine months ended September 30, 2002 compared to $7.0 million for the same period in 2001 while Cymetra revenues decreased slightly to $2.9 million in the first nine months of 2002 from $3.1 million in the first nine months of 2001. During the nine months ended September 30, 2002, sales of our products generated through Boston Scientific Corporation and OMP represented 31% and 9%, respectively, of our total product revenues, compared to 35% and 9%, respectively, for the same period in 2001.

Cost of products sold for the nine months ended September 30, 2002 was $7.6 million, or 31% of product revenues, compared to cost of products sold of $6.8 million, or 34% of product revenues for the same period in 2001. The cost of products sold as a percentage of product revenues improved due to efficiencies realized in our processing operation as a result of volume increases and process improvements.

Total research and development expenses of $3.6 million for the nine months ended September 30, 2002 were up 9% from $3.3 million from the first nine months of 2001, primarily as the result of higher spending on certain funded research programs focused on the potential application of our technology to vascular and orthopedic tissue. Research grant revenues were up $97,000, totaling $1.1 million for the nine months ended September 30, 2002 and $1.0 million for the same period in 2001.

General and administrative expenses for the nine months ended September 30, 2002 were $3.5 million, up 6% from the $3.3 million for the same period of 2001. The increase was primarily in increased investor relations and recruiting expenses.

Selling and marketing expenses increased 4% to $9.6 million for the nine months ended September 30, 2002 compared to $9.2 million in the same period in 2001. The increase in the first nine months of 2002 was primarily attributable to higher selling expense related to the increase in product revenues.

Interest and other income (expense), net decreased $376,000 for the nine months ended September 30, 2002 compared to 2001. The net decrease was due to a $436,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $60,000 decline in interest income resulting from lower average interest rates during the period.

In the first nine months of 2002, we recorded a $98,000 provision for state income taxes. In 2001, we utilized state tax loss carryforwards to offset taxable income. We have not recorded a federal provision for income taxes in the nine months ended September 30, 2002, as we expect to utilize net operating loss and other tax credit carryforwards to offset taxable income. Additionally, during the first nine months of 2002, we realized $248,000 from the sale and transfer of $3.2 million of state tax net operating losses, which was recorded as a tax benefit in the statement of operations. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority.

Net income for the nine months ended September 30, 2002 totaled $1.0 million, a $3.2 million improvement from the $2.2 million loss for the same period in 2001. The improvement in net income in 2002 was principally due to higher product revenues and the income tax benefit from the sale of the state tax net operating losses. Basic net income per common share increased to $0.05 and diluted net income per common share increased to $0.04 in the nine months ended September 30, 2002, compared to $0.15 per share net loss in the same period in 2001. The net loss per common share in 2001 included $0.02 per share attributable to dividends on preferred stock, which no longer accrue.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had cash and cash equivalents and short-term investments of $5.4 million compared to $4.9 million at December 31, 2001. Working capital increased to $10.5 million at September 30, 2002 from $8.9 million at December 31, 2001. The increase resulted principally from increases in cash and inventory, partially offset by an increase in accounts payable and accrued liabilities. Inventory increased as a result of higher receipts of tissue from our organ procurement organizations and tissue banks.

Our operating activities generated net cash of $1.9 million for the nine months ended September 30, 2002 compared to net cash used of $1.8 million for the same period in 2001. The increase in 2002 resulted primarily from higher net income, partly offset by an increase in inventory as discussed above. Additionally, in the first nine months of 2001, we used $1.8 million in cash to reduce accounts payable and accrued liabilities.

Our investing activities, which consist of purchases of capital equipment and additions to patents, used net cash of $439,000 for the nine months ended September 30, 2002 compared to $418,000 for the same period in 2001.

Our financing activities used $997,000 for the nine-month period ended September 30, 2002 for principal payments on long-term debt. At September 30, 2002, we had an aggregate of $1.2 million outstanding under our borrowing arrangements compared to $2.6 million outstanding at September 30, 2001. The following table reflects a summary of our contractual cash obligations as of September 30, 2002:

                                                   Payments Due by Period
                         ----------------------------------------------------------------------------
                                          Less than one
                              Total           year      1 to 3 years    4 to 5 years   After 5 years
                         --------------  -------------  -------------  --------------  --------------
Long-term debt(1)        $    1,200,000  $     674,000  $     118,000  $      142,000  $      266,000
Operating leases              6,036,000        833,000      1,722,000       1,777,000       1,704,000
                         --------------  -------------  -------------  --------------  --------------
Total contractual
    cash obligations     $    7,236,000  $   1,507,000  $   1,840,000  $    1,919,000  $    1,970,000
                         ==============  =============  =============  ==============  ==============

(1) Under our debt agreements, the maturity of our outstanding debt could be accelerated if we do not maintain certain covenants.


We believe that our current cash resources together with anticipated product revenues and committed research and development grant funding will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, there can be no assurance that such sources of funds will be sufficient to meet our long-term needs and as a result, we may need additional funding. Currently we have no additional borrowing availability through our existing credit facilities or commitments for any future funding. There can be no assurance that we will be able to obtain additional funding from either debt or equity financing, bank loans, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our research and development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

At September 30, 2002, there were 460,636 shares of common stock outstanding that are subject to redemption by us under certain conditions. These shares were issued to one investor in a private placement in November 1999. Pursuant to the terms of the purchase agreement, if we do not maintain a listing on or quotation of our shares of common stock on a U.S. stock exchange or market system we will be required to redeem such shares at $4.20 per share or $1.9 million in the aggregate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        ----------------------------------------------------------

We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2002.

Item  4  Controls  and  Procedures
----------------------------------

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART  II.  OTHER  INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K.
          -------------------------------------

          a.   Exhibits

                  99.1 Certification of the Registrant's Chief Executive Officer, Paul G. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of the Registrant's Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 f the Sarbanes-Oxley Act of 2002

          b.   Reports on Form 8-K

               none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LIFECELL CORPORATION


Date:  November  11,  2002                 By:  /s/  Paul  Thomas
                                                --------------------------------
                                           Paul G. Thomas
                                           Chairman of the Board
                                           President and Chief Executive Officer
                                           (Principal  Executive  Officer)


Date:  November  11,  2002                 By:  /s/  Steven  Sobieski
                                                --------------------------------
                                           Steven T. Sobieski
                                           Vice President, Finance
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer)



Date:  November  11,  2002                 By:  /s/  Bradly  Tyler
                                                --------------------------------
                                           Bradly  C.  Tyler
                                           Controller
                                          (Principal Accounting Officer)

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul G. Thomas, certify that:

1.  I  have reviewed this quarterly report on Form 10-Q of LifeCell Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


/s/  Paul  G.  Thomas
---------------------
Paul  G.  Thomas
Chairman  of  the  Board
President and Chief Executive Officer

I, Steven T. Sobieski, certify that:

1.  I  have reviewed this quarterly report on Form 10-Q of LifeCell Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


/s/  Steven  T.  Sobieski
-------------------------------------
Steven  T.  Sobieski
Vice  President,  Finance
Chief Financial Officer and Secretary