Form 10-K
period 2002-12-31
LIFECELL CORP
filed 2003-03-28
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       ----------------------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002     COMMISSION FILE NUMBER:  0-19890

                              LIFECELL CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                           76-0172936
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
     Yes      No X
         ---

The aggregate market value of the voting stock (Common Stock and Series B Preferred Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of June 30, 2002: $46,013,000.

Number  of shares of registrant's Common Stock outstanding as of March 21, 2003:
21,317,248. (As of March 21, 2003 there were 73,995 shares of Series B Preferred Stock outstanding which are convertible into an additional 2,680,986 shares of Common Stock.)

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on May 30, 2003 have been incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                   DESCRIPTION

Item                                                                                             Page
-----------------------------------------------------------------------------------------------------


PART I
  Item 1.   Business                                                                                3
              General                                                                               3
              Technology                                                                            3
              Products and Product Development Activities                                           5
              Marketing and Distribution                                                            9
              Sources of Materials                                                                  9
              Government Regulation                                                                10
              Research and Development                                                             14
              Patents, Proprietary Information & Trademarks                                        14
              Competition                                                                          15
              Employees                                                                            15
              Risk Factors                                                                         15
              Special Note Regarding Forward-Looking Statements                                    23
  Item 2.   Properties                                                                             23
  Item 3.   Legal Proceedings                                                                      23
  Item 4    Submission of Matters to a Vote of Security Holders                                    24

PART II
  Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters              24
              Dividend Policy                                                                      24
  Item 6.   Selected Financial Data                                                                25
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  26
              General and Background                                                               26
              Critical Accounting Policies                                                         26
              Results of Operations                                                                27
              Liquidity and Capital Resources                                                      29
  Item 7A   Quantitative and Qualitative Disclosure About Market Risk                              31
  Item 8.   Financial Statements and Supplementary Data                                            31
  Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure      31

PART III
  Item 10.  Directors and Executive Officers of the Registrant                                     32
  Item 11.  Executive Compensation                                                                 32
  Item 12   Security Ownership of Certain Beneficial Owners and Management and                     32
              Related Stockholder Matters
  Item 13.  Certain Relationships and Related Transactions                                         32
  Item 14.  Controls and Procedures                                                                32

PART IV
  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       33

PART I

     This Annual Report on Form 10-K contains, in addition to historical information, "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See "Business-Special Note Regarding Forward-Looking Statements."

  ITEM 1. BUSINESS- LIFECELL CORPORATION

GENERAL

     We develop and market biological products for the repair and replacement of damaged or inadequate human tissue in numerous different clinical applications. Our proprietary tissue matrix technology removes all cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market four proprietary human tissue based products: AlloDerm(R) for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra(R) a version of AlloDerm(R) in particulate form for non-surgical correction of soft tissue defects; Repliform(R) for urologic and gynecologic procedures; and Graft Jacket(TM), an acellular periosteum replacement graft. We also distribute cryopreserved allograft skin for use as a temporary wound dressing in the treatment of burns and we are the exclusive marketing agent for the SmartPReP(TM) Platelet Concentration System in the United States to ENT (ear, nose and throat), plastic reconstructive and general surgeons in hospitals. Our development programs include the potential application of our tissue matrix technology to vascular, nerve and orthopedic tissues; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

     We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986. Our address is One
Millennium Way, Branchburg, New Jersey 08876, our phone number is (908) 947-1100, and our website address is www.lifecell.com.

TECHNOLOGY

     To date our product development programs have been generated from the following proprietary technologies:

     - methods for producing an acellular tissue matrix by removing antigenic cellular elements while stabilizing the matrix against damage;

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

     Soft tissue, such as dermis, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins, growth factors and blood vessels (the "tissue matrix"). Together, the tissue matrix and the cells that populate it form the soft tissues of the body and other tissue types. As part of the body's natural remodeling process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix. However, in the event that a large portion of the tissue matrix is destroyed or lost because of trauma or surgery, the body cannot regenerate the damaged portion. The only method of replacing large sections of the tissue matrix is through transplantation.

     Soft tissue transplants from one part of the patient's body to another ("autograft") generally are successful, however, the procedure results in the creation of an additional wound site. Historically, the ability to transplant tissue from one person to another ("allograft") has been limited because the donor's cells within the transplanted tissue may trigger an immune response, resulting in rejection of the transplanted tissue. We believe that previous attempts to remove cells from soft tissue grafts before performing an allograft transplant have resulted in disruption or damage of the tissue matrix, causing an inflammatory response and rejection of the tissue following transplantation.

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

          Multiple Potential Applications. We believe that our tissue matrix technology has the potential to generate additional products with multiple clinical applications. In addition to the current commercial applications of our proprietary tissue products, we believe that these products may provide additional benefits in other clinical applications. We also are evaluating the applicability of our technology to process other human tissues and are conducting pre-clinical studies with vascular and orthopedic tissues.

          Safety. Our tissue matrix technology yields products that can revascularize and integrate into the body's own tissues thereby allowing the patient's immune cells to penetrate into the transplanted tissue and thus aid in preventing infections. In contrast, certain synthetic implants do not allow penetration of the patient's immune cells, thereby compromising the body's natural ability to fight infections. Our processed human tissue products have a proven safety record of over ten years and with over 400,000 tissue grafts processed and distributed to date.

          Prolonged Shelf Life. Our tissue matrix technology allows extended storage and ease of transportation of products. AlloDerm, Repliform and Graft Jacket can be stored at normal refrigerated temperatures for up to two years. In contrast, traditionally processed skin allografts require low temperature (-80 C) storage and shipping with dry ice. Cymetra can be stored at normal refrigerated temperatures for up to one year.

          Compatibility with Other Technologies. Human tissues processed with our technology retain important biochemical components, such as proteoglycans including hyaluronic acid. These biochemical components bind growth factors and interact with cells that are involved in tissue regeneration. Therefore, we believe it may be possible to use our technology to develop tissue-based delivery vehicles for these factors and cells.

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

     Through our research efforts, we have developed cell preservation technology that mimics the stabilizing influences present in the body. We accomplish this through manipulation of signal transduction mechanisms that control cellular metabolism and function, combined with either low temperature storage or our patented freeze-drying technology. If successfully implemented, our cell preservation technology could result in multiple products for the preservation of directly transfusable blood cells with extended shelf life, which could be stored in a manner consistent with current blood banking practices.

PRODUCTS AND PRODUCT DEVELOPMENT ACTIVITIES

     ACELLULAR TISSUE PRODUCTS

     ALLODERM

     AlloDerm is donated cadaveric skin that has been processed with our tissue matrix technology. We believe that AlloDerm is the only human tissue product on the market today that supports the regeneration of normal human soft tissue. Following transplant, AlloDerm becomes repopulated with the patient's own cells and is revascularized (i.e., blood supply is restored), becoming engrafted into the patient. AlloDerm is a versatile tissue and has multiple surgical applications.

     AlloDerm is marketed to plastic reconstructive and general surgeons as an "off-the-shelf" alternative to autograft. AlloDerm is predominately used in plastic reconstructive, general surgical, burn and periodontal procedures:

     - as an implant for soft tissue reconstruction or tissue deficit correction;

     -    as an interpositional graft for tissue coverage or closure; and

     -    as a sling to support tissue following nerve or muscle damage.

     In these procedures, alternatives to using AlloDerm include autologous tissue, synthetic and biosynthetic materials. We believe the disadvantages of using autologous tissue are the creation of a separate donor site wound and the associated pain, morbidity and scarring from this additional wound. Additionally, we believe the disadvantages of using synthetic materials are the susceptibility of synthetics to infection, encapsulation (scaring), the graft moving away from the transplanted area (mobility), and erosion of the graft through the skin (extrusion). Some biosynthetic materials may include bovine collagen, which requires patient sensitivity testing.

     AlloDerm has been used in the treatment of third degree and deep second-degree burns requiring skin grafting since 1994. Skin is the body's largest organ and is the first line of defense against invasion of foreign substances. It contains two functional layers, the upper surface consisting primarily of cells (epidermis) and an underlying foundational layer consisting primarily of extracellular matrix proteins and collagen (dermis). The epidermis functions as a water barrier and maintains hydration. The dermis provides other important skin properties including tensile strength, durability and elasticity. Dermis, like many other tissues of the body, is not capable of de novo regeneration. The most conservative and common surgical treatment of third degree and deep second-degree burns use split-thickness skin autografts (the epidermal layer and a portion of the dermis) taken from uninjured areas of the patient's body. The surgical procedure when using AlloDerm in treating these patients is to place AlloDerm where the patient is missing dermis and cover the AlloDerm with an ultra-thin split-thickness skin autograft (the epidermal layer and a much thinner portion of the dermis). This procedure has produced comparable results to normal thickness autografts while significantly reducing donor site trauma.

     The use of AlloDerm in burn grafting has clinically shown performance equivalent to autograft in reducing the occurrence and effects of scar contracture. Scar contracture is a progressive tightening of scar tissue that can cause joint immobility. Severe scar contracture can limit the use and function of all mobile joints, such as in the arms, legs, feet, hands and neck. Burn patients commonly need repetitive reconstructive surgeries for scar contracture. We believe that AlloDerm provides significant therapeutic value when used in burn grafting over a patient's mobile joints.

     AlloDerm is also used in general surgical procedures. For example, in abdominal procedures, AlloDerm is used to replace tissue during hernia repair, replacement of infected synthetic mesh and repair of the abdominal wall in trauma cases.

     Periodontal surgeons use AlloDerm to increase the amount of attached gum tissue supporting the teeth. Until the development of AlloDerm, these procedures were predominately performed with autologous connective tissue grafts excised from the roof of the patient's mouth and then transplanted to the gum. BioHorizons Implant Systems, Inc. is our exclusive distributor of AlloDerm and AlloDerm(R)GBR(TM) for use in periodontal applications in the United States and certain international markets.

     Multiple independent prospective clinical trials have demonstrated that AlloDerm is equivalent to autologous tissue grafts for root coverage. This procedure involves placing AlloDerm underneath gum tissue, which is then lifted up to cover the exposed root. AlloDerm allows for the coverage of multiple exposed roots in a single surgery without being limited by the availability of autologous palatal tissue.

     In periodontal surgery, alternatives to using AlloDerm include autologous tissue as well as synthetic material. We believe that AlloDerm has advantages over autologous tissue because of the reduced trauma to the patient, and over certain non-resorbable synthetic materials because it integrates into the patient's tissue and does not require a separate procedure for removal.


     REPLIFORM TISSUE REGENERATION MATRIX

     Repliform is the trade name for our proprietary tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in urologic and gynecologic surgical procedures. Since 1997, surgeons have used Repliform in urology and gynecology procedures as a bladder sling in the treatment of urinary incontinence and for the repair of pelvic floor defects. Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in urology and gynecology.

     Fewer than half of the individuals affected by urinary incontinence seek treatment due to the combined factors of embarrassment and a lack of acceptable therapeutic options for some types of incontinence. Some forms of female stress urinary incontinence can be treated with a sling procedure, which involves lifting and supporting the bladder neck to provide urethral support and compression.

     Cystocele, rectocele and other pelvic floor conditions also occur frequently in women and require soft tissue surgical repair. These conditions are particularly common after multiple vaginal births and cause significant discomfort to the patient. It is common that these conditions exist together with urinary incontinence. Therefore, it is becoming the current standard of care to correct pelvic floor conditions at the same time as a sling or suspension procedure to ensure that there are no conditions that can adversely affect patient outcome.

     Currently, materials used for slings and pelvic floor repair surgeries include autologous tissue, synthetic materials and cadaveric fascia. The autologous tissue often is taken from the patient's thigh or abdomen resulting in a painful donor site. The greatest drawback of using synthetic materials is the occurrence of erosion through the urethra or vaginal wall causing pain and infection, necessitating repeat surgery. We believe that Repliform used as a sling for urinary incontinence or pelvic floor repair provides a safe and effective alternative that eliminates the need for a donor site, will repopulate as the patient's own tissue and will not erode through the soft pelvic tissues.


     GRAFT JACKET PERIOSTEUM REPLACEMENT SCAFFOLD

      Graft Jacket is the trade name for our proprietary tissue product intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures. We introduced Graft Jacket in 2002 through Wright Medical Technology, Inc., a developer, manufacturer and marketer of medical devices in the orthopedic field.


     CYMETRA MICRONIZED ALLODERM(R) TISSUE

     Cymetra Micronized AlloDerm Tissue is made from AlloDerm sheets that are micronized at a low temperature to create a particulate form of AlloDerm suitable for injection. This form allows a non-surgical alternative in reconstructive plastic and other procedures to replace damaged or inadequate integumental tissue, such as correction of soft tissue defects and depressed scars or to replace integumental tissue lost through atrophy. Cymetra does not require patient sensitivity testing and similar to AlloDerm promotes the regeneration of normal human soft tissue.

     SMARTPREP PLATELET CONCENTRATION SYSTEM

     We are the exclusive marketing agent for the SmartPReP(TM) Platelet Concentration System in the United States to ENT, plastic reconstructive and general surgeons in hospitals. The SmartPReP System is used for the preparation and application of a biomaterial comprised of concentrations of plasma, platelets and white blood cells from a small volume of a patient's own blood, at the point-of-care, which can be applied to a wound or surgical site.


     FDA  STATUS  OF  OUR  PRODUCTS

     The United States Food and Drug Administration ("FDA") generally permits tissue products classified as human tissue for transplantation to be commercially distributed without obtaining prior FDA approval. In 1996, AlloDerm was reviewed by the FDA and found to meet the definition of human tissue for transplantation when intended for the replacement or repair of damaged or inadequate integumental tissue, including gingival dermis. Repliform is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental tissue in urologic and gynecologic procedures. Cymetra is Alloderm that has been micronized at a low temperature into injectable powder form. This form of AlloDerm permits delivery to subcutaneous locations by injection rather than open surgery to repair damaged or inadequate integumental tissue. The micronized particles are biochemically identical to AlloDerm.

     In November 2000, the FDA wrote to us and requested detailed information about Repliform and Cymetra, including copies of existing labeling and advertising, a description of product composition and processing, and other information supporting our belief that each of these products meet the definition of human tissue for transplantation. In February 2001, we provided a detailed submission responding to the FDA's request. In June 2001, we received a letter from the FDA indicating that Repliform and Cymetra, as currently marketed, meet the definition of human tissue for transplantation.

     In 2002, we commenced commercial distribution of Graft Jacket. Graft Jacket is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental tissue in orthopedic surgery. Relying on the FDA's findings with respect to AlloDerm, Repliform and Cymetra, we believe that Graft Jacket meets the definition of human tissue for transplantation and therefore we did not seek approval from FDA to market Graft Jacket. In March 2003, the FDA contacted us and requested information supporting our belief that Graft Jacket meets the definition of human tissue for transplantation. We are currently preparing a response to the FDA's request. There can be no assurance that the FDA will agree with us that Graft Jacket meets the definition of human tissue for transplantation. If the FDA does not agree, they may impose medical device regulation upon Graft Jacket. FDA could also require us to cease marketing and/ or recall product already sold until FDA approval is obtained and could seek to impose enforcement sanctions for marketing this product without FDA approval.

     The SmartPReP(TM) Platelet Concentration System is classified as a medical device and Harvest Technologies Corporation, the manufacturer of the system, has obtained 510K clearance from the FDA.


     PRODUCT DEVELOPMENT ACTIVITIES

     ORTHOPEDIC TISSUE PRODUCTS

     We are evaluating potential orthopedic applications of our tissue matrix technology. In October 2000, we received final approval for a $2.3 million research grant from the Department of Defense, through the U.S. Army Medical Research Acquisition Activity, to investigate the application of our technology to the regeneration of orthopedic tissues. We retain all rights to commercialize products resulting from this collaboration. In 2001, we commenced pre-clinical studies to investigate the ability of acellular tissue matrices to remodel into various orthopedic tissues. Based on these preliminary results, we commenced a product development program for orthopedic applications of AlloDerm and Cymetra and we intend to conduct additional studies investigating the potential of these tissue products to remodel into orthopedic tissues such as tendon, ligament, cartilage, meniscus and bone. In 2002, we commenced development of a bone repair product comprised of Micronized AlloDerm Tissue in combination with allograft bone particles. We are also completing process development of applying our tissue matrix technology to allograft tendons that would be used in ACL ("anterior cruciate ligament") repair procedures.


     CARDIOVASCULAR TISSUE PRODUCTS

     We are evaluating human tissue based small-diameter vascular graft products for potential use in cardiovascular surgery. In October 2001, we received final approval for a $2.1 million research grant from the Department of Defense, through the U.S. Army Medical Research Acquisition Activity, to investigate the application of our technology to the regeneration of vascular and nerve tissues. We retain all rights to commercialize products resulting from this collaboration. We have demonstrated in an animal study that tissue grafts processed by us using our tissue matrix technology had an equivalent patency to the animal's fresh autologous vein. This study also showed the graft repopulated with the animal's own cells and hence, remodeled into the animal's own tissue. We are conducted additional pre-clinical studies focused on testing the suitability of a processed acellular umbilical vein as a potential graft for vascular access in hemodialysis.

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

     Veins and arteries harvested from the patient for use as a replacement graft continue to be the mainstay of therapy, yet these vessels are frequently donor site limited as a result of the condition of the patient. When available, autologous vessel harvest leads to significant patient discomfort and an increase in risk for complications. To address these drawbacks, we believe there is a critical need for an "off-the-shelf" small diameter vascular graft, which is non-immunogenic, non-thrombotic and has compliance characteristics and handling properties equivalent to native vessels.


     BLOOD CELL PRESERVATION PRODUCTS

     THROMBOSOL We are developing ThromboSol; a patented biochemical formulation designed to protect transfusable platelets from damage during storage at low temperatures. The expected use of the product would be by blood banks to increase the safety and extend the shelf life of transfusable platelets, thereby increasing the supply of available platelets, as well as to store autologous platelets in advance for individuals expecting to undergo surgery or chemotherapy.

     Platelets are blood cells that initiate clotting. Untreated platelets are sensitive to storage at low temperatures and cannot be refrigerated effectively. Presently, platelets are stored at room temperature and, due to the risk of microbial contamination, have a limited shelf life of five days. We have shown in laboratory tests that the addition of ThromboSol solution preserves the in vitro functional aspects of refrigerated platelets for up to nine days and frozen platelets for more than two years. During 1999, we successfully completed biocompatibility testing on the ThromboSol solutions. A pilot clinical study under a physician-sponsored Investigational New Drug Application ("IND") was conducted during 1998 and the study found that ThromboSol treated cryopreserved platelets performed better than standard cryopreserved platelets. A second physician-sponsored IND was performed which involved a "standard of care" transfusion of ThromboSol cryopreserved platelets into oncology patients. This study was completed in 2001 and demonstrated that Thrombosol preserved platelets performed equivalent to fresh platelets. Any product developed will require extensive regulatory approvals prior to marketing in the United States. Our development efforts to date have primarily been funded through research grant funds from the Department of Defense.

     RED BLOOD CELLS We are conducting research to develop procedures to freeze and freeze-dry red blood cells. Such technology would be used by blood banks for long-term storage of donated units of red blood cells, extending the available blood supply, and for storage of autologous red blood cells for individuals expecting to require blood transfusions as part of planned surgery. In February 2002, we received final approval of an $824,000 research grant from the Department of Defense to investigate the potential to preserve red blood cells through freeze drying. We retain all rights to commercialize products resulting from this collaboration.

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


MARKETING AND DISTRIBUTION

     We currently market AlloDerm in the United States for plastic reconstructive, burn and general surgical applications through our direct sales and marketing organization. Boston Scientific Corporation is our exclusive worldwide sales and marketing agent for Repliform for use in urology and gynecology. OMP, Inc. is our exclusive sales and marketing agent for promotion of Cymetra to office-based dermatologists and plastic surgeons in the United States and certain international markets. Our direct sales and marketing representatives also market Cymetra to hospital based surgeons. BioHorizons Implant Systems, Inc., is our exclusive distributor in the United States and select international markets of AlloDerm for use in periodontal applications. In April 2002, we entered into an exclusive agreement with Wright Medical Technology, Inc., granting it distributor rights in the United States for Graft Jacket.

     As of March 1, 2003, we had sales and marketing staff of 43 persons, including 32 domestic sales personnel, and 11 marketing and customer service personnel. Our sales representatives are responsible for interacting with ear, nose and throat surgeons, plastic surgeons, burn surgeons and general surgeons and educating them regarding the use and anticipated benefits of AlloDerm, Cymetra and the SmartPreP System. We also participate in numerous national fellowship programs, national and international conferences and trade shows and participate in, or fund certain educational symposia.


SOURCES OF MATERIALS

     We receive donated human cadaveric tissue from tissue banks and organ procurement organizations in the United States that comply with the FDA human tissue regulations. In addition, we require supplying tissue banks and organ procurement organizations to comply with procedural guidelines outlined by the American Association of Tissue Banks. We conduct microbiological and other rigorous quality assurance testing before our acellular human tissue products are released for shipment.

     In 2002, we obtained all of our donated human cadaveric tissue from 23 tissue banks and organ procurement organizations. We estimate that there are approximately 100 tissue banks and organ procurement organizations in the United States. We believe that we have established adequate sources of donated human tissue to satisfy the expected demand for our products in the foreseeable future. Although we have not experienced any material difficulty in procuring adequate donated cadaveric tissue, there is a risk that the future availability of donated human tissue will not be sufficient to meet our demand.

     Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act ("NOTA"), which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the payment of reasonable expenses associated with the procurement, transportation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses incurred associated with the recovery, storage and transportation of donated human skin that they provide to us for processing.

     We are accredited by the American Association of Tissue Banks ("AATB"). The AATB is recognized for the development of industry standards and its program of inspection and accreditation. The AATB provides a standards-setting function and has procedures for accreditation similar to the International Standards Organization ("ISO") standards. Our initial accreditation was granted in 1997 following a detailed audit by the AATB of our operations and procedures. The accreditation, which was renewed in 2000, must be renewed every three years and covers the processing, storage and distribution of tissue used in AlloDerm, Repliform, Cymetra, Graft Jacket and cryopreserved allograft skin.

GOVERNMENT REGULATION

     Overview

     Government regulation, both domestic and foreign, is a significant factor in the processing, marketing and distribution of our current products and products that we are developing. In the United States, our human tissue products are subject to regulation by the FDA. The FDA applies the Federal Food, Drug, and Cosmetics Act (the "FDC Act") and the Public Health Service Act (the "PHS Act"). These statutes and implementing regulations govern the testing, manufacturing, labeling, storage, record keeping, approval, advertising and promotion of our products.

     The FDA does not apply a single regulatory scheme to human tissues and products derived from human tissue. On a case-by-case basis, the FDA may choose to regulate such products as human tissue for transplantation, medical devices or biologics. A fundamental difference in the treatment of products under these various classifications is that the FDA generally permits human tissue for transplantation to be commercially distributed without premarket clearance or approval. In contrast, products regulated as medical devices or biologics usually require such clearance or approval. The process of obtaining premarket approval for a medical device or biologic is often expensive, lengthy and uncertain.

     Once on the market, our human tissue products are subject to pervasive and continuing regulation by the FDA. We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements. The FDA may impose a wide range of enforcement sanctions if we fail to comply, including:

     -    fines;

     -    injunctions;

     -    civil  penalties;

     -    recall  or  seizure  of  our  products;

     -    total  or  partial  suspension  of  production;

     - refusal of the government to authorize the marketing of new products or to allow us to enter into supply contracts; and

     -    criminal  prosecution.

     Tissue Regulation

     In 1996, correspondence from the FDA stated that AlloDerm used for the replacement or repair of damaged or inadequate integumental tissue (i.e. "tissue lining the surface of the body or a body cavity") would be regulated as human tissue under an interim regulation governing human tissue for transplantation then in effect. This letter reversed the FDA's initial position that AlloDerm for these indications should be regulated as a medical device. In 1997, the FDA issued a final regulation that became effective in 1998 regulating "human tissue." The rule defines human tissue as any tissue derived from a human body which is (i) intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease and (ii) recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics. The FDA definition excludes, among other things, tissue that currently is regulated as a human drug, biological product or medical device and excludes vascularized human organs.

     The final 1997 tissue regulation requires establishments engaged in the procurement, processing, and distribution of human tissue to conduct donor screening and infectious disease testing and to maintain records available for FDA inspection documenting that the procedures were followed. The rule also provides the FDA with authority to conduct inspections of tissue establishments and to detain, recall, or destroy tissue where the procedures were not followed or appropriate documentation of the procedures is not available.

     Relying on the 1996 letter, we have not obtained prior FDA approval for commercial distribution of AlloDerm for use in the treatment of burns, plastic reconstructive surgery procedures (such as facial sling and scar revision), periodontal surgical procedures (such as free-gingival grafting and guided tissue regeneration) and general surgical procedures. We believe that the final tissue regulation did not alter the provisions of the interim regulation that was the foundation of the FDA's decision not to regulate AlloDerm as a device when used for these indications. Therefore, we continue to believe that AlloDerm for these uses is regulated as human tissue for transplantation. However, because the FDA's approach to tissue regulation is evolving, we cannot assure you that FDA will adhere to this position. In the future, the FDA could choose to impose device regulation on AlloDerm for these indications.

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

     In 2002, we commenced commercial distribution of Graft Jacket. Graft Jacket is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental tissue in orthopedic surgery. Relying on the FDA's findings with respect to AlloDerm, Repliform and Cymetra, we believe that Graft Jacket meets the definition of human tissue for transplantation and therefore we did not seek approval from FDA to market Graft Jacket. In March 2003, the FDA contacted us and requested information supporting our belief that Graft Jacket meets the definition of human tissue for transplantation. We are currently preparing a response to the FDA's request. There can be no assurance that the FDA will agree with us that Graft Jacket meets the definition of human tissue for transplantation. If the FDA does not agree, they may impose medical device regulation upon Graft Jacket. FDA could also require us to cease marketing and/ or recall product already sold until FDA approval is obtained and could seek to impose enforcement sanctions for marketing this product without FDA approval.

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

     Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the NOTA, which prohibits the acquisition of certain human organs, including skin and related tissue, for valuable consideration, but permits the payment of reasonable expenses associated with the procurement, transportation processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for expenses incurred that are associated with the recovering and transportation of donated human skin that we process into AlloDerm, Repliform, Cymetra and allograft skin as a temporary wound dressing. We include in our pricing structure certain costs associated with processing, preservation, quality control and storage of the tissue, and marketing and medical education expenses, in addition to amounts paid to tissue banks to reimburse them for their expenses associated with the removal and transportation of the tissue.

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

     In 1997, the FDA told us that one of our products, NeoDura(TM) (an acellular tissue matrix for use in dura mater replacement procedures), would be classified as a medical device requiring 510(k) clearance and we submitted a 510(k) application. In March 1999, we voluntarily withdrew this 510(k) submission and have not determined if we will submit a new 510(k) submission for NeoDura.

     Based upon relevant precedents, it is not clear whether the FDA will regulate our vascular and orthopedic products now in development as medical devices requiring 510(k) clearance or PMA approval or as human tissue for transplantation.

     Biologics Regulation

     Biologic products are regulated under the FDC Act and Section 351(a) of the PHS Act. The PHS Act imposes a special additional licensing requirement, known as a Biologic License. This license imposes very specific requirements upon the facility and the manufacturing and marketing of licensed products to assure their safety, purity, and potency. Some licensed biological products are also subject to batch release by the FDA. That is, the products from a newly manufactured batch cannot be shipped until the FDA has evaluated either a sample or the specific batch records and given permission to ship the batch of product. The PHS Act also grants the FDA authority to impose mandatory product recalls and provides for civil and criminal penalties for violations.

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

     Upon completion and analysis of clinical trials, the applicant assembles and submits a Biologic License Application containing, among other things, a complete description of the manufacturing process. Before the licenses can be granted, the applicant must undergo a successful establishment inspection. FDA review and approval of a biological product is very onerous and can take several years. We cannot assure you that we will obtain the required approval for ThromboSol platelet storage solution or any other proposed biological products.

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

     Our human tissue products are currently distributed in several countries internationally. Additionally, we are pursuing clearance to distribute our products in certain other countries. The uncertainty of the regulations in each country may delay or impede the marketing of our products in the future or impede our ability to negotiate distribution arrangements on favorable terms. Certain foreign countries have laws similar to NOTA. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

RESEARCH AND DEVELOPMENT

     We have historically funded the development of our human tissue products and blood cell preservation products primarily through external sources, including a corporate alliance and government grants, as well as through the proceeds from equity offerings. Our research and development costs in 2000, 2001 and 2002 for all programs were approximately $4.5 million, $4.4 million and $5.0 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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


PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

     Our ability to compete effectively with other companies is dependent materially upon the proprietary nature of our technologies. We rely primarily on patents, trade secrets and confidentiality agreements to protect our technologies. We currently license the exclusive right to eight United States patents and related foreign patents and the non-exclusive right to 14 United States patents. In addition, we have been issued eight United States utility patents, one United States design patent and have five pending United States patent applications.

     Three primary families of patents and patent applications protect our technology. One United States patent covers methods of producing our tissue-based products. Nine additional United States patents and four pending patent applications supplement this patent and cover methods and apparatus for freeze-drying without the damaging effects of ice crystal formation. Six United States patents and one pending patent application cover methods of extending the shelf life of platelets, red blood cells and other blood cells.

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

     We have federal trademark or service mark registrations that we currently use for LifeCell(R), which concerns processing and preserving tissue samples, AlloDerm(R), which concerns our commercial acellular dermal graft product, Micronized AlloDerm(R), the particulate form of AlloDerm, Cymetra(R) the brand name for Micronized AlloDerm(R) and Repliform(R), the version of AlloDerm for urology and gynecology. We have filed trademark registrations for ThromboSol(TM), a formulation for extended storage of platelets and AlloDerm(R)GBR(TM), for use in periodontal applications. Graft Jacket(TM) is a trademark of Wright Medical Technology, Inc. SmartPReP(TM) is a trademark of Harvest Technologies Corporation.

COMPETITION

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. There are many companies, including Regeneration Technologies, Inc., Cook, Inc. and its affiliates, Cryolife, Inc., Integra Life Sciences Holdings Corporation, Tissue Science Laboratories, plc and academic institutions, including Rice University, The University of Pittsburgh and Georgia Institute of Technology, that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Many of these companies and academic institutions are well-established, and may have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do. These companies and academic institutions may succeed in developing competing products that are more effective than our products, or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.

     We believe that for most current applications of our human tissue products, the principal form of competition is with the use of the patient's own tissue. We anticipate direct competition for our tissue products as well as indirect competition from advances in therapeutic agents, such as growth factors now used to enhance wound healing. We believe that therapeutic growth factors may be used in conjunction with our proposed products and may potentially enhance the products' efficacy. There can be no assurance that we will be able to compete effectively with other commercially available products or that development of other technologies will not detrimentally affect our commercial opportunities or competitive advantage.

EMPLOYEES

     At March 1, 2003, we had 155 employees of which 43 were employed in sales and marketing and customer service, 70 in production and quality assurance, 23 in research and development and 19 in administration and accounting. Also, at such date, we employed, full-time, two with M.D. degrees and 11 individuals with Ph.D. degrees.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT.

     Since our inception in 1986 through 2001 we incurred substantial net losses. At December 31, 2002, we had an accumulated deficit of approximately $64.3 million. Our first profitable quarter was the fourth quarter of 2001 with net income of $102,000. We were profitable each of the four quarters of 2002 with a total net income of $1.4 million. Additionally, we generated positive cash flow from operations in every quarter since the third quarter of 2001. Our ability to maintain profitability and generate positive cash flows from operations in the future will depend on:


     -    continued market acceptance and revenues from our products; and

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

     -    product education efforts; and

     - other working capital and general corporate purposes, including fixed asset requirements and potential acquisitions of complementary technologies or products.

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

     Although we believe that our current cash resources together with anticipated cash from ongoing operating activities, committed research grant funding and remaining availability under our credit facility will be sufficient to fund our planned operations, research and development programs and fixed asset additions in the foreseeable future, there can be no assurance that such sources will be sufficient to meet our long-term needs and as a result we may need additional funding. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional financing in the future from either debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our product development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.


IF THE UNITED STATES FDA IMPOSES MORE STRINGENT TISSUE, MEDICAL DEVICE OR OTHER REGULATIONS THAT AFFECT OUR PRODUCTS, THE COSTS OF DEVELOPING, MANUFACTURING AND MARKETING OUR PRODUCTS WILL BE INCREASED.

     The FDA generally permits human tissue for transplantation to be commercially distributed without obtaining prior FDA clearance or approval of the product. In contrast, products regulated as medical devices or biologics usually must undergo a lengthy, uncertain and expensive premarket review process. In 1996, the FDA determined that AlloDerm used for the repair or replacement of damaged or inadequate integumental tissue would be regulated as transplanted human tissue. On that basis, we continued commercial distribution of this product for plastic reconstructive, burn and periodontal surgery. In its decision with respect to the regulation of AlloDerm, the FDA stated that the regulatory status of any different uses, such as a void filler for soft tissue, for cosmetic augmentation procedures or as a wound healing agent, would need to be determined on a case-by-case basis.

     In 1999, we began marketing the following products as human tissue:

     - Repliform, a version of AlloDerm, for urologic and gynecologic surgical procedures; and

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

     In 2002, we commenced commercial distribution of Graft Jacket. Graft Jacket is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental tissue in orthopedic surgery. Relying on the FDA's findings with respect to AlloDerm, Repliform and Cymetra, we believe that Graft Jacket meets the definition of human tissue for transplantation and therefore we did not seek approval from FDA to market Graft Jacket. In March 2003, the FDA contacted us and requested information supporting our belief that Graft Jacket meets the definition of human tissue for transplantation. We are currently preparing a response to the FDA's request. There can be no assurance that the FDA will agree with us that Graft Jacket meets the definition of human tissue for transplantation. If the FDA does not agree, they may impose medical device regulation upon Graft Jacket. FDA could also require us to cease marketing and/ or recall product already sold until FDA approval is obtained and could seek to impose enforcement sanctions for marketing this product without FDA approval.

     We cannot assure that Graft Jacket or other products we develop in the future will similarly be regulated as human tissue. The regulation of each new product we develop will be decided by the FDA on a case-by-case basis. If the FDA chooses to regulate any of our future products as a medical device or biologic, the process of obtaining FDA approval would be expensive, lengthy and unpredictable. We anticipate that it could take from one to three years or longer to obtain such approval. We do not know if such approval could be obtained in a timely fashion, or at all. Such approval process would almost certainly include a requirement to provide extensive supporting clinical testing data.

     The FDA has issued proposed rules that would impose additional donor suitability and Current Good Tissue Practice requirements on manufacturers of tissue-based products. If these or similar requirements actually become law, we will likely incur additional manufacturing and compliance costs for our tissue-based products.

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

     A few states impose their own regulatory requirements on transplanted human tissue. We believe that we are in compliance with such regulations. There can be no assurance that the various states in which our products are sold will find that we are in compliance or will not impose additional regulatory requirements or marketing impediments on our products.

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

     Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. From time to time, the FDA may modify such requirements, imposing additional or different requirements, which may require us to alter our business methods.

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

     NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products thereby negatively impacting our revenues and profitability. We also are potentially subject to criminal enforcement sanctions if we are found to have violated NOTA's prohibition on the sale of human tissue.

WE ARE SUBJECT TO VARYING AND EXTENSIVE REGULATION BY FOREIGN GOVERNMENTS THAT CAN BE COSTLY, TIME CONSUMING AND SUBJECT US TO UNANTICIPATED DELAYS.

     We distribute some of our products in countries outside the United States. The regulation of our products in these countries varies. Certain countries regulate our products as a pharmaceutical product, requiring us to make extensive filings and obtain regulatory approvals before selling our product. Certain countries classify our products as human tissue for transplantation but may restrict the import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to our products, creating uncertainty as to what standards we may be required to meet.

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

INCREASING OUR REVENUES AND MAINTAINING PROFITABILITY WILL DEPEND ON OUR ABILITY TO INCREASE MARKET PENETRATION OF OUR CURRENT PRODUCTS AND TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS.

     Much of our ability to increase revenues and to continue to generate net income and positive cash flows from operations will depend on:

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

WE ARE HIGHLY DEPENDENT UPON SALES AND MARKETING AGENTS AND DISTRIBUTORS TO GENERATE OUR REVENUES.

     We  have  engaged:

          - Boston Scientific Corporation as our exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets;

          - OMP Inc. as our exclusive sales and marketing representative for Cymetra to office-based dermatologists and plastic surgeons;

          - Biohorizons Implant Systems, Inc. as our exclusive distributor of AlloDerm for periodontal applications in the United States and select international markets; and

          - Wright Medical Technology, Inc. as our exclusive distributor of Graft Jacket in the United States.

     Additionally, we utilize distributors in certain international markets and may grant additional distribution rights in the future. For the year ended December 31, 2002, our sales and marketing agents and distributors generated 48% of our total product revenues. Boston Scientific Corporation and OMP Inc. represented approximately 31% and 8%, respectively, of our total product revenues. No other individual distributor generated more than 5% of our total product revenues in 2002. If an exclusive marketing agent or a distributor fails to adequately promote, market and sell our products, our revenues could be adversely affected until a replacement agent or distributor could be retained by us. Finding replacement agents and distributors could be a time consuming process during which our revenues could be negatively impacted.

WE DEPEND HEAVILY UPON A LIMITED NUMBER OF SOURCES OF HUMAN CADAVERIC TISSUE AND ANY INTERRUPTION IN THE AVAILABILITY OF HUMAN TISSUE WOULD INTERFERE WITH OUR ABILITY TO PROCESS AND DISTRIBUTE OUR PRODUCTS.

     Our business is dependent on the availability of donated human cadaveric tissue. We currently receive human tissue from approximately 23 United States tissue banks / organ procurement organizations. We estimate that there are approximately 100 tissue banks / organ procurement organizations in the United States. Although we have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for our human tissue products in the foreseeable future, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our needs. If our current sources can no longer supply human cadaveric tissue or our requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources. Any significant interruption in the availability of human cadaveric tissue would likely cause us to slow down the processing and distribution of our human tissue products.

NEGATIVE PUBLICITY CONCERNING THE USE OF DONATED HUMAN TISSUE IN RECONSTRUCTIVE COSMETIC PROCEDURES COULD REDUCE THE DEMAND FOR OUR PRODUCTS AND NEGATIVELY IMPACT THE SUPPLY OF AVAILABLE DONOR TISSUE.

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

THE BIOMEDICAL FIELD, WHICH WE ARE IN, IS HIGHLY COMPETITIVE AND SUSCEPTIBLE TO RAPID CHANGE AND SUCH CHANGES COULD RENDER OUR PRODUCTS OBSOLETE.

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. There are many companies, including Regeneration Technologies, Inc., Cook, Inc. and its affiliates, Cryolife, Inc., Integra Life Sciences Holdings Corporation, Tissue Science Laboratories, plc and academic institutions, including Rice University, The University of Pittsburgh and Georgia Institute of Technology, that are capable of developing products based on similar technology. Some or all of these competitors have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Many of these companies and academic institutions are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do. These companies and academic institutions may succeed in developing competing products that are more effective than our products, or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.

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

     Our ability to compete effectively with other companies is materially dependent upon the proprietary nature of our technologies. We rely primarily on patents and trade secrets to protect our technologies. We currently license:

          - the exclusive right to eight United States patents and related foreign patents; and

          -    non-exclusive  rights  to  14  patents.

     In  addition,  we:

          - have been issued eight United States utility patents and one United States design patent ; and

          -    have  five  United  States  patent  applications  pending.

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

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR PRODUCT LIABILITY INSURANCE MAY BE INADEQUATE.

     Our business exposes us to potential product liability risks inherent in the testing, manufacturing, marketing and use of medical products. We cannot be certain that:

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

  ITEM 3. LEGAL PROCEEDINGS

     The previously reported litigation in the Superior Court of California, Los Angeles County, Central District, captioned Regner, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. and Thacker, et al., on behalf of themselves and others similarly situated, v. Inland Eye & Tissue Bank of Redlands, et al. was settled, whereby the plaintiffs dismissed all claims against us and we agreed not to sue the plaintiffs for malicious prosecution.

     In June 2002, a complaint was filed in the Superior Court of California, Los Angeles County, Central District, captioned Joan Savitt, individually and on behalf of others similarly situated, v. Doheny Eye & Tissue Bank, et al. The complaint alleges among other things, defendants, including LifeCell, by engaging in the storing, processing and distribution of human tissue, violate the public policy and laws of the state of California in various ways. In March 2003, we filed our response to the complaint and discovery has commenced. We believe that the claims against LifeCell in this complaint are without merit and we intend to vigorously defend against such action.

     We do not expect the final resolution of this matter to have a material impact on our financial position, results of operations, or cash flows. However, there can be no assurance that the resolution of this matter will not be material to LifeCell's financial position, results of operations, or cash flows.




  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed on the NASDAQ National Market under the symbol "LIFC." On March 21, 2003, the last reported sale price for our Common Stock on the NASDAQ National Market was $2.52 per share. The following table sets forth the high and low sales information for our Common Stock for the periods indicated, as reported by the NASDAQ Stock Market.

                                                            Price Range
                                                       ---------------------
                                                          High        Low
                                                       ----------  ---------
          2001    First Quarter                        $     2.81  $    1.47
                  Second Quarter                             2.57       1.25
                  Third Quarter                              2.64       1.54
                  Fourth Quarter                             2.66       1.64

          2002    First Quarter                        $     3.82  $    2.30
                  Second Quarter                             3.54       2.26
                  Third Quarter                              2.50       1.72
                  Fourth Quarter                             3.28       1.70


     As of February 28, 2003, there were approximately 360 holders of record of shares of Common Stock and 35 holders of record of shares of Series B Preferred Stock. We estimate that there are in excess of 8,000 beneficial holders of Common Stock.

DIVIDEND  POLICY

     We have not paid a cash dividend to holders of shares of Common Stock and do not anticipate paying cash dividends to the holders of our Common Stock in the foreseeable future. Additionally, pursuant to the terms of our debt agreement we are restricted from paying dividends on our Common Stock.

     Holders of our Series B Preferred Stock were entitled to receive dividends through September 30, 2001 at the per share annual rate of the greater of (i) $6.00 (subject to adjustment in certain events) and (ii) the per annum rate of dividends per share paid, if applicable, by us, on the Common Stock. The dividends were payable quarterly, at our option, in cash or shares of Series B Preferred Stock or in a combination of cash and shares of Series B Preferred Stock. On February 15, May 15, August 15 and November 15, 2001, we paid dividends in additional shares of our Series B Preferred Stock equivalent to $1.51, $1.48, $1.50 and $1.51 respectively, per share to the holders of shares of Series B Preferred Stock. Under the General Corporation Law of the State of Delaware, a corporation's board of directors may declare and pay dividends only out of surplus, including additional paid-in capital, or current net profits.

  ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 2002, derived from the audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                              Year Ended December 31,
                                    -------------------------------------------------------------------------
                                        1998           1999           2000           2001           2002
                                    -------------  -------------  -------------  -------------  -------------
Operations Statement Data:
--------------------------
Revenues:
  Product revenues                  $  7,245,000   $ 11,912,000   $ 21,330,000   $ 26,560,000   $ 32,935,000
  Research grant revenues                747,000        764,000      1,442,000      1,209,000      1,493,000
                                    -------------  -------------  -------------  -------------  -------------
    Total revenues                     7,992,000     12,676,000     22,772,000     27,769,000     34,428,000
                                    -------------  -------------  -------------  -------------  -------------
Costs and expenses:
  Costs of products sold               2,837,000      3,452,000      6,949,000      8,862,000     10,134,000
  Research and development             3,376,000      3,871,000      4,523,000      4,351,000      5,015,000
  General and administrative           3,484,000      4,840,000      6,180,000      4,098,000      4,590,000
  Selling and marketing                6,500,000      7,236,000     11,779,000     11,978,000     13,288,000
  Relocation costs                            --      2,937,000             --             --             --
                                    -------------  -------------  -------------  -------------  -------------
    Total costs and expenses          16,197,000     22,336,000     29,431,000     29,289,000     33,027,000
                                    -------------  -------------  -------------  -------------  -------------
Income (loss) from operations         (8,205,000)    (9,660,000)    (6,659,000)    (1,520,000)     1,401,000
Interest and other income
    (expense), net                       864,000        468,000       (479,000)      (550,000)      (129,000)
                                    -------------  -------------  -------------  -------------  -------------
Income (loss) before income taxes     (7,341,000)    (9,192,000)    (7,138,000)    (2,070,000)     1,272,000
  Income tax benefit, net                     --             --             --             --        157,000
                                    -------------  -------------  -------------  -------------  -------------
Net income (loss)                     (7,341,000)    (9,192,000)    (7,138,000)    (2,070,000)     1,429,000
Preferred stock and deemed
  Dividends                             (723,000)      (710,000)      (593,000)    (1,591,000)            --
                                    -------------  -------------  -------------  -------------  -------------
Net income (loss) to common
  Shareholders                      $ (8,064,000)  $ (9,902,000)  $ (7,731,000)  $ (3,661,000)  $  1,429,000
                                    =============  =============   ============  =============  =============

Income (loss) per common share:
  Basic                             $      (0.72)  $      (0.83)  $      (0.54)  $      (0.20)  $       0.07
                                    =============  =============   ============  =============  =============
  Diluted                           $      (0.72)  $      (0.83)  $      (0.54)  $      (0.20)  $       0.06
                                    =============  =============  =============  =============  =============
Shares used in computing
  income (loss) per share:
  Basic                               11,229,000     11,938,000     14,372,000     18,240,000     21,176,000
                                    =============  =============   ============  =============  =============
  Diluted                             11,229,000     11,938,000     14,372,000     18,240,000     24,696,000
                                    =============  =============  =============  =============  =============


                                                                 As of December 31,
                                    -------------------------------------------------------------------------
                                        1998           1999           2000           2001           2002
                                    -------------  -------------  -------------  -------------  -------------
Balance Sheet Data:
-------------------
Cash, cash equivalents and
  short-term investments            $ 12,026,000   $  5,052,000   $  5,535,000   $  4,900,000   $  5,458,000
Working capital                       12,597,000      2,542,000      5,330,000      8,851,000     11,466,000
Total assets                          17,031,000     18,083,000     25,410,000     23,131,000     24,116,000
Notes payable and term debt                   --      2,792,000      6,285,000      2,197,000        863,000
Common stock, subject to
  Redemption                                  --      3,885,000      3,885,000      1,935,000        478,000
Accumulated deficit                  (44,476,000)   (54,378,000)   (62,109,000)   (65,770,000)   (64,341,000)
Total stockholders' equity            14,261,000      5,364,000      8,904,000     14,833,000     17,719,000

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

GENERAL AND BACKGROUND


     We develop and market biological products for the repair and replacement of damaged or inadequate human tissue in numerous different clinical applications. Our proprietary tissue matrix technology removes cells from the tissue and preserves the tissue without damaging the essential biochemical and structural components necessary for normal tissue regeneration. We currently market four proprietary human tissue based products: AlloDerm(R) for plastic reconstructive, burn and periodontal procedures; Cymetra(R), a version of AlloDerm in particulate form for non-surgical correction of soft tissue defects; Repliform(R) for urologic and gynecologic procedures; and Graft Jacket(TM), an acellular periosteum replacement graft. We also distribute cryopreserved allograft skin for use as a temporary dressing in the treatment of burns and we are the exclusive marketing agent for the SmartPReP(TM) Platelet Concentration System in the United States to ear, nose and throat ("ENT"), plastic reconstructive and general surgeons in hospitals. Our development programs include the potential application of our tissue matrix technology to vascular, nerve and orthopedic tissues; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

CRITICAL ACCOUNTING POLICIES

     We have identified the policies below as critical to the understanding of our financial statements. The application of these polices requires management to make estimates and assumptions that affect the valuation of assets and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The impact and any associated risks related to these policies on our business operations are discussed below. For a detailed discussion on the application of these and other accounting policies, including the impact of recent accounting pronouncement, see Note 2 in the Notes to the Financial Statements in Part IV, Item. 15 of this Annual Report on Form 10-K.

     Revenue Recognition. We recognize revenue for product sales when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and we have no further performance obligations. For products held by our sales agents, Boston Scientific Corporation and OMP, Inc. we recognize revenue when the products are delivered to the third-party customer, as this is when title and risk of loss to the product transfers. Amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue is recognized. Research grant revenues are recognized as the work is performed, unless we have continuing performance obligations, in which case revenue is recognized upon the satisfaction of such obligations.

     Accounts receivable. We maintain an allowance for estimated bad debt losses on our accounts receivable based upon our historical experience and any specific customer collection issues that we have identified. In addition, we monitor collections and payments from our customers and perform credit evaluations of their financial condition. Since our accounts receivable are not concentrated within a relatively few number of customers, we believe that a significant change in the liquidity or financial position of any one customer would not have a material adverse impact on the collectability of our accounts receivable and therefore our future operating results. While bad debt losses depend to a large degree on future economic conditions affecting our customers, we do not anticipate significant bad debt losses in 2003.

     Inventories. We value our inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. We record a provision for excess and obsolete inventory based primarily on inventory quantities on hand, our historical product sales, and estimated forecast of future product demand and production requirements. Although we believe that our current inventory reserves are adequate, any significant change in demand or technological developments could have a significant impact on the value of our inventory and therefore our future operating results.

     Income Taxes. We apply an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. At December 31, 2002, we have provided for a full valuation allowance against our deferred tax assets, which principally relate to federal and state net operating loss and credit carryforwards. In the event we determine that it is more likely than not that some or all of these assets will be realized, the reversal of this valuation allowance would lead to a significant tax benefit being recorded for financial reporting purposes in the period of reversal.


RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 2002 AND 2001

     Total revenues for the year ended December 31, 2002 increased 24% to $34.4 million compared to $27.8 million in 2001. The increase was principally attributable to a 24% increase in product revenues to $32.9 million in the current year as compared to $26.6 million in the prior year. The increase in product revenues was largely due to increased demand for our AlloDerm products. AlloDerm revenues increased 35% to $17.1 million in the year ended December 31, 2002 compared to $12.7 million in the same period in 2001. Repliform revenues increased 9% to $10.1 million in the year ended December 31, 2002 compared to $9.3 million for the same period in 2001. Cymetra revenues decreased 5% to $3.8 million in 2002 compared to $4.0 million in 2001.

     For the year ended December 31, 2002, our sales and marketing agents and distributors generated 48% of our total product revenues. Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in the urology and gynecology markets and OMP, Inc. is our exclusive sales and marketing representative for Cymetra to office-based dermatologists and plastic surgeons. During 2002, sales of our products through Boston Scientific Corporation and OMP, Inc. represented 31% and 8%, respectively, of our total product revenues compared to 35% and 9%, respectively, in 2001. Both Boston Scientific and OMP are paid agency fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses. No other individual distributor generated more than 5% of our total product revenues in 2002.

     Total revenues were also favorably impacted by a 23% increase in research grant revenues, which totaled $1.5 million in 2002 compared to $1.2 million in 2001. This increase was primarily due to an increase in research spending on projects funded by research grants, since research grant revenues are recognized as qualified expenses are incurred. During 2002, we were awarded grants from the Department of Defense and the National Institute of Health totaling $927,000. As of December 31, 2002, approximately $3.9 million of approved grant funding was available to fund future research and development expenses through 2004.

     Cost of products sold for the year ended December 31, 2002 was $10.1 million, or 31% of product revenues, compared to cost of products sold of $8.9 million, or 33% for the same period in 2001. The cost of products sold decreased as a percentage of product revenues due to efficiencies realized in our processing operation as a result of volume increases and process improvements.

     Total research and development expenses increased 15% to $5.0 million in 2002 compared to $4.4 million in 2001. The increase was primarily associated with higher spending on research focused on the potential application of our tissue matrix technology to vascular tissue, which is funded through a grant from the Department of Defense, and to increased spending on other product development projects.

     General and administrative expenses increased 12% to $4.6 million in 2002 compared to $4.1 million in 2001. The increase was primarily the result of increased investor relations activities, higher recruiting expenses and payroll related costs.

     Selling and marketing expenses increased 11% to $13.3 million in 2002 compared to $12.0 million in the same period in 2001. The increase in 2002 was primarily attributable to higher selling expense associated with the increase in product revenues. Selling and marketing expenses decreased as a percentage of product revenues from 45% in 2001 to 40% in 2002.

     Interest and other income (expense), net decreased $421,000 in 2002 compared to 2001. The net decrease was due to a $517,000 decrease in interest expense, resulting from a decrease in debt outstanding, partially offset by a $96,000 decline in interest income resulting from lower average interest rates during the period.

     In the year ended December 31, 2002, we recorded a net tax benefit of $155,000 consisting of a provision for state income taxes of $93,000, offset by proceeds of $248,000 from the sale of state net operating losses. The sale was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. No federal provision for income taxes has been recorded as we intend to utilize net operating loss carryforwards to offset our estimated federal tax liability of $492,000. We were unable to utilize net operating loss carryforwards to offset our state tax liability in 2002 because the State of New Jersey enacted tax legislation during the year suspending the use of loss carryforwards to offset taxable income in 2002 and 2003. We have provided a full valuation allowance against our deferred tax assets based on the uncertainty as to whether it is more likely than not that we will realize future benefit of these assets.

     Net income for the year ended December 31, 2002 was $1.4 million, representing a $3.5 million improvement from the $2.1 million loss for the same period in 2001. The improvement in net income in 2002 was principally due to the positive contribution from higher product revenues.

     Preferred stock and deemed dividends totaled $1.6 million for the year ended December 31, 2001 and consisted of preferred stock dividends, which ceased accruing September 30, 2001, of $440,000 and a non-cash deemed dividend of $1.2 million recorded in connection with issuance of additional shares and the repricing of warrants, pursuant to the terms of an investment made in 1999.

     Basic net income per common share increased to $0.07 and diluted net income per common share increased to $0.06 in the year ended December 31, 2002, compared to $0.20 basic and diluted per share net loss in the same period in 2001. The net loss per common share in 2001 included $0.02 per share attributable to dividends on preferred stock and $0.06 per share attributable to the deemed dividend.


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

     During the year ended December 31, 2001, sales of our products generated through Boston Scientific Corporation and OMP, Inc. represented 35% and 9%, respectively, of our total product revenues, compared to 28% and 13%, respectively, for the same period in 2000.

     Total revenue was also impacted by a 16% decrease in research grant revenues, which totaled $1.2 million in 2001 compared to $1.4 million in 2000. This decrease was primarily due to a decrease in research spending on projects funded by research grants.

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

     Total research and development expenses decreased 4% to $4.4 million in 2001 compared to $4.5 million in 2000. The decrease was due primarily to a reduction in expenditures for Cymetra product development related to the product launch in 2000.

     General and administrative expenses decreased 34% to $4.1 million in 2001 compared to $6.2 million in 2000. General and administrative expenses were higher in 2000 because they included recruiting expenses and other employee related costs associated with hiring new employees in conjunction with our relocation from Texas to New Jersey and settlement costs and legal fees associated with the settlement of litigation with Inamed Corporation.

     Selling  and  marketing  expenses  increased  2%  to  $12.0 million in 2001 compared to $11.8 million in the same period in 2000. The increase in 2001 compared to 2000 was primarily attributable to an increase in agency fees earned by our independent marketing agents for the distribution of Repliform and Cymetra, partially offset by a reduction in promotion expenses.

     Interest and other income (expense), net increased $71,000 in 2001 compared to 2000. The net increase was due to a $14,000 increase in interest expense and a $57,000 decline in interest income resulting from lower average interest rates during the period.

     The net loss for the year ended December 31, 2001 decreased 71% to $2.1 million compared to $7.1 million in 2000. The decrease in net loss in 2001 compared to 2000 was principally due to higher product revenues and the decrease in general and administrative expenses discussed above.

     Preferred stock and deemed dividends increased 150% to $1.6 million for the year ended December 31, 2001 compared to $0.6 million in 2000. Preferred stock dividends decreased in 2001 to $440,000 from $636,000 as Series B Preferred Stockholders were entitled to receive dividends through September 30, 2001. In 2001, we recorded a non-cash deemed dividend of $1.2 million in connection with the issuance of additional shares and repricing of warrants, pursuant to the terms of an investment made in 1999.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, we had cash, cash equivalents and short-term investments of $5.5 million compared to $4.9 million at the end of 2001. Working capital increased to $11.5 million at December 31, 2002 from $8.9 million at December 31, 2001. The increase resulted principally from increases in cash and investments, receivables and inventories, partially offset by increases in accounts payable and accrued liabilities. Inventories and accounts payable increased as a result of planned higher receipts of tissue from our
organ  procurement  organizations  and  tissue  banks.   Accounts  receivable
increased as a result of higher sales in the fourth quarter of 2002 compared to the same period in 2001. Accrued liabilities increased as a result of higher fees owed to our sales agents based on revenue generated and higher employee compensation accruals as a result of improved Company performance.

     Our operating activities generated net cash of $2.5 million in 2002 compared to net cash used of $1.7 million for the same period in 2001. The increase in 2002 resulted primarily from higher net income, partly offset by increases in inventories and accounts receivable as discussed above. Additionally, in 2001, we used $1.8 million in cash to reduce accounts payable and accrued liabilities.

     Our investing activities, which consist principally of purchases of capital equipment in 2002, used net cash of $582,000 for the year ended December 31, 2002 compared to $564,000 for the same period in 2001. In 2003, we expect to invest approximately $2.3 million for the purchase of capital equipment principally related to the implementation of an Enterprise Resource Planning
(ERP)  System and manufacturing equipment to support anticipated revenue growth.

     Our financing activities used $1.3 million in 2002 for principal payments on long-term debt. For the year ended December 31 2001, our financing activities provided net cash of $1.7 million as the result of the receipt of $5.9 million from the proceeds of a private placement of common stock, net of $4.2 million used to reduce notes payable and long-term debt. At December 31, 2002, we had an aggregate of $863,000 outstanding under our borrowing arrangements compared to $2.2 million outstanding at December 31, 2001.

     In January 2003, we secured a $4 million credit facility through a financial institution. The credit facility consists of a $2 million revolving line of credit due in January 2004 and an equipment line for up to an additional $2 million due in January 2005. The credit facility is collateralized by our accounts receivable, inventory, intellectual property, intangible and fixed assets. The agreement contains certain financial covenants and a subjective acceleration clause. The revolving line of credit bears interest at the bank prime rate plus 0.75% and the equipment term note bears interest at the bank prime rate plus 1.5% and requires equal monthly principal payments over a twenty-four month term. In January 2003, we received proceeds of $880,000 under the equipment line portion of the credit facility and used such proceeds to repay all of our debt and accrued interest outstanding at December 31, 2002. The balance of the equipment line is available to fund equipment purchases through March 2003.

     The following table reflects a summary of our contractual cash obligations as of December 31, 2002, after giving effect to the refinancing of our outstanding indebtedness:

                                                   Payments Due by Period
                         ----------------------------------------------------------------------------
                                         Less than one
                              Total           year       1 to 3 years   4 to 5 years   After 5 years
                         --------------  -------------  -------------  --------------  --------------
Long-term debt(1)        $      880,000  $     440,000  $     440,000  $           --  $           --
Operating leases              7,076,000        833,000      1,724,000       1,839,000       2,680,000
                         --------------  -------------  -------------  --------------  --------------
Total contractual
    cash obligations     $    7,956,000  $   1,273,000  $   2,164,000  $    1,839,000      $2,680,000
                         ==============  =============  =============  ==============  ==============

        (1)  Under our debt agreements, the maturity of our outstanding debt could be accelerated if we do not maintain certain covenants.

     We believe that our current cash resources together with anticipated product revenues, committed research and development grant funding and remaining availability under our credit facility will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, there can be no assurance that such sources of funds will be sufficient to meet our long-term needs and as a result, we may need additional funding. There can be no assurance that we will be able to obtain additional funding from either debt or equity financing, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

     It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the cost of contesting such legal action. For a discussion of these matters see Note 12 of "Notes to Financial Statements" and
Part  I.,  Item  3.  "Legal  Proceedings".

     At December 31, 2002, there were 113,836 shares of common stock outstanding that are subject to redemption by us under certain conditions. These shares were issued to one investor in a private placement in November 1999. Pursuant to the terms of the purchase agreement, if we do not maintain a listing on or quotation of our shares of common stock on a U.S. stock exchange or market system we will be required to redeem such shares at $4.20 per share or $478,000 in the aggregate.

     Since our inception in 1986 through 2001 we incurred net losses and therefore have not been subject to federal income taxes. As of December 31, 2002, we had net operating loss ("NOL") and research and development tax credit carryforwards for federal income tax purposes of $56.7 million and $1.0 million, respectively, available to reduce future federal income taxes. Federal tax laws provide for a limitation on the use of NOL and tax credit carryforwards generated prior to certain ownership changes. Our public offering of common stock in 1997 resulted in an ownership change for federal income tax purposes, and as a result we estimate that at December 31, 2002, $24.1 million of our total federal NOL carryforwards is subject to an annual limitation. Accordingly, if we generate taxable income in any year in excess of our limitation, we may be required to pay federal income taxes even though we have unexpired NOL carryforwards. In addition, we have $12.3 million of NOL's available to reduce future state income taxes. In 2002, the State of New Jersey enacted tax legislation suspending the use of loss carryforwards to offset taxable income in 2002 and 2003. Accordingly, if we generate taxable income for state income tax purposes in 2003, we will be required to pay New Jersey income taxes even though we have unexpired NOL carryforwards. In January 2003, we realized $235,000 through the sale and transfer of $3.0 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2002.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on May 30, 2003, under the captions "Election of Directors" and "Executive Compensation," and such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on May 30, 2003, under the caption "Executive Compensation," and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on May 30, 2003, under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be set forth in the Registrant's Proxy Statement relating to the annual meeting of the Registrant's stockholders scheduled to be held on May 30, 2003, under the caption "Certain Relationships and Related Transactions," and such information is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     DOCUMENTS INCLUDED IN THIS REPORT:

2.   FINANCIAL STATEMENT SCHEDULES
          All other schedules are omitted because they are not applicable, not required, or because the required information is contained in the Company's financial statements and the notes thereto.

(B)  REPORTS ON FORM 8-K:

     On  December  23,  2002,  the  Company  announced  the  appointment of Lisa
     Colleran to the position of Vice President - Marketing and Business Development.

     On January 15, 2003, the Company announced that it secured a $4,000,000 credit facility through Silicon Valley Bank.

     On February 25, 2003, the Company announced that effective April 1, 2003, Dr. Stephen Livesey will transition from Chief Scientific Officer to Chief Scientist.

     On March 3, 2003, the Company announced its fourth quarter and full year 2002 operating results as well as guidance for 2003. The Company also announced that it planned to conduct a conference call to discuss the operating results and related matters.

(C)  EXHIBITS:

          Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

          Exhibits designated by the symbol ** are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 15.

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

10.1*   LifeCell Corporation Amended and Restated 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
        1998, filed with the Commission on August 10, 1998).

10.2*   LifeCell Corporation Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, as
        amended (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for
        the fiscal year ended December 31, 1996).

10.3    Securities Purchase Agreement dated November 18, 1996, between LifeCell Corporation and the
        Investors named therein (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1996).

10.4    Voting Agreement dated November 18, 1996, as amended as of April 15, 1999 between LifeCell
        Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.1 to the
        Company's Quarterly Report on Form 10-Q filed with the Commission on May 17, 1999).

10.5    Second Amended and Restated Voting Agreement dated as of April 13, 2000 among the Company and the
        Series B Preferred Shareholders (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
        Report on Form 10-Q filed with the Commission on May 12, 2000).

10.6    Waiver Agreement dated as of March 11, 2002 among the Company and certain holders of the Series B preferred stock (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-
        K for the fiscal year ended December 31, 2001).

10.7    Registration Rights Agreement dated November 18, 1996, between LifeCell Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.8    Form of Stock Purchase Warrant dated November 18, 1996, issued to each of the warrant holders named on Schedule 10.18 attached thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual
        Report on Form 10-K for the fiscal year ended December 31, 1996).

10.9    Stock Purchase Warrant dated November 18, 1996, issued to Gruntal & Co., Incorporated (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Annual Report on Form 10-K for the
        fiscal year ended December 31, 1996 on Form 10-K/A).

10.10*  Agreement dated August 19, 1998, between LifeCell Corporation and Paul M. Frison (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
        September 30, 1998 filed with the Commission on November 13, 1998).

10.11*  Agreement dated July 1, 1997, between LifeCell Corporation and Stephen A. Livesey (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 333-37123 on Form S-2 filed with the Commission on October 3, 1997).

10.12*  Agreement dated October 5, 1998 between LifeCell Corporation and Paul G. Thomas (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on
        November 13, 1998.)


10.13*  Letter agreement dated September 8, 1998 between LifeCell Corporation and Paul G. Thomas, as amended by letter agreements dated September 9, 1998 and September 29, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on
        November 13, 1998.)

10.14   Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell
        Corporation dated June 17, 1999 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
        Report on Form 10-Q filed with the Commission on November 15, 1999.)

10.15   Amendment dated September 21, 1999 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.16 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16   Amendment dated April 7, 2000 to Lease Agreement by and between Maurice M. Weill, Trustee for
        Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.17 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.17   Stock Purchase and Registration Rights Agreements dated November 17, 1999 between LifeCell
        Corporation and The Tail Wind Fund, Ltd. (incorporated by reference to Exhibit 10.18 to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

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

10.20   LifeCell Corporation Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the
        Company's Quarterly Report on Form 10-Q filed with the Commission on July 28, 2000).

10.21   Loan Agreement dated May 31, 2000 between LifeCell Corporation and Public Service Millennium
        Economic Development Fund L.L.C. (incorporated by reference to Exhibit 10.2 of the Company's
        Quarterly Report on Form 10-Q filed with the Commission on July 28, 2000).

10.22   Amendment dated as of May 1, 2001 to the Loan Agreement dated May 31, 2000 between LifeCell
        Corporation and Public Service Millennium Economic Development Fund L.L.C. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 2001).

10.23   Amendment (Second) dated as of February 15, 2002 to the Loan Agreement dated May 31, 2000 between
        LifeCell Corporation and Public Service Millennium Economic Development Fund L.L.C. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 2001).

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


10.26*  Form of Change in Control Agreement (incorporated by reference to Exhibit 10.26 to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.27   Stock Purchase Warrant dated October 31, 2000, issued to Prudential Securities Incorporated
        (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.28   Stock Purchase Warrant dated October 31, 2000, issued to Gruntal & Co., L.L.C. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 2000).

10.29   Form of Purchase Agreement dated June 29, 2001 between LifeCell Corporation and Certain Investors
        (incorporated by reference to Exhibit 10.29 of the Company's Form 8-K filed with the Commission on
        July 11, 2001).

10.30   Form of Purchase Agreement dated June 29, 2001 between LifeCell Corporation and Certain Investors
        (incorporated by reference to Exhibit 10.30 of the Company's Form 8-K filed with the Commission on
        July 11, 2001).

10.31   Form of Warrants dated July 10, 2001 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 10.31 of the Company's Form 8-K filed with the Commission on July 11, 2001).

10.32   Loan and Security Agreement dated January 15, 2003 between LifeCell Corporation and Silicon Valley
        Bank (incorporated by reference to Exhibit 10.32 of the Company's Form 8-K filed with the Commission on February 14, 2003).

10.33   Revolving Promissory Note in the principal amount of $2,000,000 between LifeCell Corporation and
        Silicon Valley Bank (incorporated by reference to Exhibit 10.33 of the Company's Form 8-K filed with the Commission on February 14, 2003).

10.34   Equipment Term Note in the principal amount of $2,000,000 between LifeCell Corporation and Silicon
        Valley Bank (incorporated by reference to Exhibit 10.34 of the Company's Form 8-K filed with the
        Commission on February 14, 2003).

23.1 *  Consent of PricewaterhouseCoopers LLP.

99.1    Representation letter dated March 22, 2002 regarding the audit performed by Arthur Andersen
        (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

99.2 *  Certification of the Registrant's Chief Executive Officer, Paul G. Thomas, pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002


99.3 *  Certification of the Registrant's Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LIFECELL CORPORATION
                                         (Registrant)


                                     By:  /s/ Paul G. Thomas
                                        ----------------------------------------
                                          Paul G. Thomas
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors

Dated: March 26, 2003.

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                      TITLE                             DATE
------------------------  ------------------------------------------------  --------------


/s/ Paul G. Thomas        President and Chief Executive                     March 26, 2003
------------------------  Officer (Principal Executive Officer) and
Paul G. Thomas            Chairman of the Board of Directors


/s/ Steven T. Sobieski    Vice President and Chief Financial                March 26, 2003
------------------------  Officer (Principal Financial Officer)
Steven T. Sobieski


/s/ Bradly C. Tyler       Controller                                        March 26, 2003
------------------------  (Principal Accounting Officer)
Bradly C. Tyler


/s/ Michael E. Cahr       Director                                          March 26, 2003
------------------------
Michael E. Cahr


/s/ James G. Foster       Director                                          March 26, 2003
------------------------
James G. Foster


/s/ David Fitzgerald      Director                                          March 26, 2003
------------------------
David Fitzgerald


/s/ Stephen A. Livesey    Executive Vice President, Chief Science Officer   March 26, 2003
------------------------  Director
Stephen A. Livesey


/s/ Jonathan Silverstein  Director                                          March 26, 2003
------------------------
Jonathan Sliverstein

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul G. Thomas, certify that:

1.  I  have  reviewed  this  annual report on Form 10-K of LifeCell Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/ Paul G. Thomas
------------------
Paul G. Thomas
Chairman of the Board
President and Chief Executive Officer

I, Steven T. Sobieski, certify that:

1.   I have reviewed this annual report on Form 10-K of LifeCell Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/ Steven T. Sobieski
----------------------
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary

1.   FINANCIAL STATEMENTS
                                                                                             PAGE
                                                                                             ----

     Reports of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . .  F-1

     Balance Sheets as of December 31, 2001 and 2002 . . . . . . . . . . . . . . . . . . . .  F-3

     Statements of Operations for the years ended December 31, 2000, 2001 and 2002 . . . . .  F-4

     Statements of Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002  F-5

     Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002 . . . . .  F-6

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders:


     In our opinion, the accompanying balance sheet as of December 31, 2002 and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of LifeCell Corporation at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of LifeCell Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 25, 2002.


PRICEWATERHOUSECOOPERS, LLP


Florham Park, New Jersey
February 12, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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


                                              ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 25, 2002

                                         LIFECELL CORPORATION

                                            BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                         ----------------------------
                                                                             2001           2002
                                                                         -------------  -------------
                                   Assets
Current assets
  Cash and cash equivalents                                              $  4,650,000   $  5,202,000
  Short-term investments                                                      250,000        256,000
  Receivables, less allowance for doubtful accounts of
    114,000 in 2001 and $40,000 in 2002                                     3,799,000      4,332,000
  Inventories                                                               4,691,000      6,367,000
  Prepayments and other                                                       319,000        257,000
                                                                         -------------  -------------
      Total current assets                                                 13,709,000     16,414,000

Fixed assets, net                                                           8,728,000      7,091,000
Other assets, net                                                             694,000        611,000
                                                                         -------------  -------------
Total assets                                                             $ 23,131,000   $ 24,116,000
                                                                         =============  =============

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                       $    792,000   $  1,438,000
  Accrued liabilities                                                       2,732,000      3,173,000
  Current portion of long-term debt                                         1,334,000        337,000
                                                                         -------------  -------------
      Total current liabilities                                             4,858,000      4,948,000
                                                                         -------------  -------------

Deferred revenue                                                              572,000        351,000
                                                                         -------------  -------------
Long-term debt                                                                863,000        526,000
                                                                         -------------  -------------
Other liabilities                                                              70,000         94,000
                                                                         -------------  -------------

Commitments and contingencies

Temporary equity
  Common stock, subject to redemption, $.001 par value, 460,636
    and 113,836 shares issued and outstanding in 2001 and 2002              1,935,000        478,000
                                                                         -------------  -------------

Stockholders' equity
  Series B preferred stock, $.001 par value, 182,205 shares authorized,
    101,726 and 74,278 shares issued and outstanding in 2001 and 2002
    (liquidation preference at December 31, 2002 of $7,428,000)                     -              -
  Undesignated preferred stock, $.001 par value 1,817,795
    shares authorized, none issued and outstanding                                  -              -
  Common stock, $.001 par value, 48,000,000 shares authorized;
    19,851,868 and 21,193,159 shares issued and oustanding in
    2001 and 2002                                                              20,000         21,000
  Warrants outstanding to purchase shares of common stock,
    2,284,211 outstanding  in 2001 and 2002                                 4,002,000      4,002,000
  Additional paid-in capital                                               76,581,000     78,037,000
  Accumulated deficit                                                     (65,770,000)   (64,341,000)
                                                                         -------------  -------------
      Total stockholders' equity                                           14,833,000     17,719,000
                                                                         -------------  -------------
Total liabilities and stockholders' equity                               $ 23,131,000   $ 24,116,000
                                                                         =============  =============


   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                            STATEMENTS OF OPERATIONS


                                                 For the Year Ended December 31,
                                            ----------------------------------------
                                                2000          2001          2002
                                            ------------  ------------  -------------
Revenues:

  Product revenues                           $21,330,000   $26,560,000   $32,935,000
  Research grant revenues                      1,442,000     1,209,000     1,493,000
                                             ------------  ------------  ------------

    Total revenues                            22,772,000    27,769,000    34,428,000
                                             ------------  ------------  ------------

Costs and expenses:

  Cost of products sold                        6,949,000     8,862,000    10,134,000
  Research and development                     4,523,000     4,351,000     5,015,000
  General and administrative                   6,180,000     4,098,000     4,590,000
  Selling and marketing                       11,779,000    11,978,000    13,288,000
                                             ------------  ------------  ------------

    Total costs and expenses                  29,431,000    29,289,000    33,027,000
                                             ------------  ------------  ------------

Income (loss) from operations                 (6,659,000)   (1,520,000)    1,401,000

  Interest and other income (expense), net      (479,000)     (550,000)     (129,000)
                                             ------------  ------------  ------------

Income (loss) before income taxes             (7,138,000)   (2,070,000)    1,272,000

  Income tax benefit, net                             --            --       157,000

Net income (loss)                             (7,138,000)   (2,070,000)    1,429,000

Preferred stock and deemed dividends            (593,000)   (1,591,000)           --
                                             ------------  ------------  ------------

Net income (loss) applicable to
  common stockholders                        $(7,731,000)  $(3,661,000)  $ 1,429,000
                                             ============  ============  ============

Net income (loss) per common share:
   Basic                                     $     (0.54)  $     (0.20)  $      0.07
                                             ============  ============  ============
   Diluted                                   $     (0.54)  $     (0.20)  $      0.06
                                             ============  ============  ============

Shares used in computing net income (loss)
  per common share:
   Basic                                      14,372,083    18,240,431    21,175,602
                                             ============  ============  ============
   Diluted                                    14,372,083    18,240,431    24,696,376
                                             ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                        LIFECELL CORPORATION
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        SERIES B                              WARRANTS TO PURCHASE
                                                     PREFERRED STOCK       COMMON STOCK          COMMON STOCK           ADDITIONAL
                                                     ---------------------------------------------------------------     PAID-IN
                                                     SHARES   AMOUNT     SHARES    AMOUNT     SHARES       AMOUNT        CAPITAL
                                                    ------------------------------------------------------------------------------
Balance at December 31, 1999                        118,016         -  11,974,643   12,000   3,466,399      888,000    58,842,000
  Stock options exercised                                 -         -     206,311        -           -            -       726,000
  Warrants exercised                                      -         -     299,324        -    (327,896)     (26,000)    1,227,000
  Warrants expired                                        -         -           -        -     (60,000)           -             -
  Warrants issued                                         -         -           -        -     291,795      407,000      (407,000)
  Conversion of Series B preferred stock            (24,927)        -     804,090    1,000           -            -         1,000
  Common stock issued for cash                            -         -   2,500,000    3,000           -            -     9,055,000
  Dividends on Series B preferred stock               2,842         -           -        -           -            -       284,000
  Net loss                                                -         -           -        -           -            -             -
                                                    ------------------------------------------------------------------------------

Balance at December 31, 2000                         95,931         -  15,784,368   16,000   3,370,298    1,269,000    69,728,000
  Stock options exercised                                 -         -         135        -           -            -             -
  Warrants issued                                         -         -           -        -   2,224,030    3,231,000    (3,231,000)
  Warrants expired                                        -         -           -        -  (3,310,117)    (498,000)      498,000
  Common stock issued for cash                            -         -   3,125,000    4,000           -            -     5,906,000
  Reclassification of common stock, subject to
    redemption                                            -         -     464,364        -           -            -     1,950,000
  Dividends on Series B preferred stock               5,795         -           -        -           -            -       579,000
  Deemed dividend recorded in connection with
    issuance of additional shares of common stock
    and warrant re-pricing                                -         -     478,001        -           -            -     1,151,000
  Net loss                                                -         -           -        -           -            -             -
                                                    ------------------------------------------------------------------------------

Balance at December 31, 2001                        101,726   $     -  19,851,868  $20,000   2,284,211   $4,002,000   $76,581,000
  Conversion of Series B preferred stock            (27,448)        -     994,491    1,000           -            -        (1,000)
  Reclassification of common stock, subject to
    redemption                                            -         -     346,800        -           -            -     1,457,000
  Net income                                              -         -           -        -           -            -             -
                                                    ------------------------------------------------------------------------------

Balance at December 31, 2002                         74,278   $     -  21,193,159  $21,000   2,284,211   $4,002,000   $78,037,000
                                                    ==============================================================================


                                                                       TOTAL
                                                     ACCUMULATED   STOCKHOLDERS'
                                                       DEFICIT        EQUITY
                                                    ---------------------------
Balance at December 31, 1999                         (54,378,000)    5,364,000
  Stock options exercised                                      -       726,000
  Warrants exercised                                           -     1,201,000
  Warrants expired                                             -             -
  Warrants issued                                              -             -
  Conversion of Series B preferred stock                       -         2,000
  Common stock issued for cash                                 -     9,058,000
  Dividends on Series B preferred stock                 (593,000)     (309,000)
  Net loss                                            (7,138,000)   (7,138,000)
                                                    ---------------------------

Balance at December 31, 2000                         (62,109,000)    8,904,000
  Stock options exercised                                      -             -
  Warrants issued                                              -             -
  Warrants expired                                             -             -
  Common stock issued for cash                                 -     5,910,000
  Reclassification of common stock, subject to
    redemption                                                 -     1,950,000
  Dividends on Series B preferred stock                 (440,000)      139,000
  Deemed dividend recorded in connection with
    issuance of additional shares of common stock
    and warrant re-pricing                            (1,151,000)            -
  Net loss                                            (2,070,000)   (2,070,000)
                                                    ---------------------------

Balance at December 31, 2001                        $(65,770,000)  $14,833,000
  Conversion of Series B preferred stock                       -             -
  Reclassification of common stock, subject to
    redemption                                                 -     1,457,000
  Net income                                           1,429,000     1,429,000
                                                    ---------------------------

Balance at December 31, 2002                        $(64,341,000)  $17,719,000
                                                    ===========================

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                2000          2001          2002
                                                            ------------  ------------  ------------
Cash Flows from Operating Activities:
  Net income (loss)                                         $(7,138,000)  $(2,070,000)  $ 1,429,000
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization                             1,290,000     1,761,000     2,296,000
    Deferred revenues                                           389,000      (222,000)     (221,000)
    Provision for bad debts                                     150,000       (15,000)      (56,000)
    Accretion of debt discount and financing cost                69,000       192,000             -
  Increase (decrease) in cash from working capital:
    Receivables                                              (1,880,000)      503,000      (477,000)
    Inventories                                              (1,509,000)       20,000    (1,676,000)
    Prepayments and other                                      (115,000)      (50,000)       62,000
    Accounts payable and accrued liabilities                   (141,000)   (1,791,000)    1,087,000
    Other liabilities                                            83,000       (13,000)       24,000
                                                            ------------  ------------  ------------
      Net cash provided by (used in) operating activities    (8,802,000)   (1,685,000)    2,468,000
                                                            ------------  ------------  ------------
Cash Flows from Investing Activities:
  Capital expenditures                                       (4,681,000)     (458,000)     (576,000)
  Additions to patents                                          (99,000)     (171,000)            -
  Purchase of short-term investments                                  -             -        (6,000)
  Sales of short-term investments                                     -        65,000             -
                                                            ------------  ------------  ------------
      Net cash used in investing activities                  (4,780,000)     (564,000)     (582,000)
                                                            ------------  ------------  ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of stock and warrants               10,987,000     5,910,000             -
  Proceeds from issuance of long-term debt                    3,653,000             -             -
  Principal payments on long-term debt                         (227,000)   (1,229,000)   (1,334,000)
  Payments on notes payable                                      (2,000)   (2,998,000)            -
  Cash dividends paid                                          (346,000)       (4,000)            -
                                                            ------------  ------------  ------------
      Net cash provided by (used in) financing activities    14,065,000     1,679,000    (1,334,000)
                                                            ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents            483,000      (570,000)      552,000
                                                            ------------  ------------  ------------
Cash and cash equivalents at beginning of period              4,737,000     5,220,000     4,650,000
                                                            ------------  ------------  ------------
Cash and cash equivalents at end of period                  $ 5,220,000   $ 4,650,000   $ 5,202,000
                                                            ============  ============  ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                    $   683,000   $   581,000   $   186,000
                                                            ============  ============  ============
Supplemental Disclosure of Non-cash Financing Activities:
  Series B preferred stock issued as payment of dividends   $   284,000   $   579,000   $         -
                                                            ============  ============  ============
  Deemed dividends                                          $         -   $ 1,151,000   $         -
                                                            ============  ============  ============
  Fair value of warrants issued in connection with:
    Common stock                                            $   407,000   $ 3,231,000   $         -
                                                            ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


1.   ORGANIZATION

     LifeCell Corporation ("LifeCell" or "the Company") develops and markets biologically based products for the repair and replacement of damaged or inadequate human tissue. The Company's tissue based products are subject to regulation by the United States Food and Drug Administration as human tissue for transplantation. LifeCell was incorporated in Delaware in 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. The Company began commercial sales of its first tissue product during 1993.


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

   Fixed  Assets
     Fixed assets are stated at cost less accumulated depreciation. Major expenditures that improve or extend the life of the assets are capitalized whereas maintenance and repairs are expensed as incurred. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation of office equipment, furniture and fixtures is computed on the straight-line method based on the estimated useful lives of the assets of three to five years. Depreciation of machinery and equipment is computed on the straight-line method based on the estimated useful lives of the assets of five to ten years. The cost of leasehold improvements is depreciated over the shorter of the lease term or the estimated useful life of the asset.

   Deferred  Patent  Costs
     The Company capitalizes external legal costs associated with obtaining patents. Net deferred patent costs amounted to $459,000 and are included in other assets, net in the accompanying balance sheet. Such costs are amortized to expense on a straight-line basis over the legal life of the patent. For the years ended December 31, 2000, 2001 and 2002, amortization expense relating to deferred patent costs was $52,000, $40,000 and $83,000, respectively.

   Impairment  of  Long-Lived  Assets
     The Company evaluates the recoverability of its long-lived assets, which include property and equipment and deferred patent costs, in accordance with the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable. If indications are that the carrying amount of the asset is not recoverable, the Company will estimate the future cash flows expected to result from use of the asset and its eventual disposition. If the sum of the expected future cash flows (non-discounted and without interest charges) were less than the carrying amount of the asset, the Company would recognize an impairment loss. The impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds its fair value, generally determined using the sum of discounted expected future cash flows. During 2002, management believes that no impairment reviews were required.

   Revenue  Recognition
     Product revenues are recognized when title and risk of loss for the product is transferred to the customer. Two of the Company's sales and marketing agents, Boston Scientific and OMP, hold the Company's inventory on a consignment basis. For products held by these agents, the Company recognizes revenue when the product is delivered to the third-party customer, as this is when title and risk of loss to the product transfers. Additionally, amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue are recognized.

     Research grant revenues are recognized as the work is performed unless the Company has continuing performance obligations, in which case, revenue is recognized upon the satisfaction of such obligations. Revenue received, but not yet earned, is recorded as deferred revenue.

   Research  and  Development  Expense
     Research  and  development  costs  are  expensed  when  incurred.

   Fair  Value  of  Financial  Instruments
     Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, debt and certain current liabilities. Management believes the carrying amounts reported in the balance sheet for these items approximate fair value. The carrying amount of long-term debt obligations approximates fair value at the balance sheet date.

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

   Stock-based  Compensation
     The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for equity-based awards issued to employees and directors. No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the years ended December 31,:

                                                    2000          2001          2002
                                                ------------  ------------  ------------
Net income (loss), as reported                  $(7,138,000)  $(2,070,000)  $ 1,429,000
Less:  Total stock-based compensation expense
    determined under fair value based method
    for all awards, net of related tax effects   (1,783,000)   (1,942,000)   (1,223,000)
                                                ------------  ------------  ------------
Pro forma                                       $(8,921,000)  $(4,012,000)  $   206,000
                                                ============  ============  ============

Income (loss) per common share - basic
As reported                                     $     (0.54)  $     (0.20)  $      0.07
                                                ============  ============  ============
Pro forma                                       $     (0.67)  $     (0.31)  $      0.01
                                                ============  ============  ============

Income (loss) per common share - diluted
As reported                                     $     (0.54)  $     (0.20)  $      0.06
                                                ============  ============  ============
Pro forma                                       $     (0.67)  $     (0.31)  $      0.01
                                                ============  ============  ============

     See Note 8 for additional information regarding the computations presented above.

   Concentrations  of  Credit  Risk
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company has investment policies that limit investments of excess cash to investment grade securities. The Company provides credit, in the normal course of business to hospitals, medical professionals and distributors. The Company performs ongoing credit evaluations of its customers' financial condition to minimize risk of loss. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred.

                                                               Write-offs
                                                   Charge         and
                                  Balance at    (Benefit) to   Deductions       Balance at
Allowance for Doubtful Accounts  Beginning of    Costs and        From            End of
                                    Period        Expenses      Allowance         Period
                                 ------------  -------------  --------------  --------------
December 31, 2000                $   175,000   $    150,000   $     155,000)  $     170,000
December 31, 2001                    170,000        (15,000)        (41,000)        114,000
December 31, 2002                    114,000        (56,000)        (18,000)         40,000

   New  Accounting  Pronouncements
     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This standard provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long-lived assets. In accordance with SFAS 143, asset retirement obligations will be recorded at fair value in the period they are incurred. When the liability is initially recorded, the cost is capitalized as part of the related long-lived asset and subsequently depreciated over its remaining useful life. Changes in the liability resulting from the passage of time are recognized as operating expense. The Company will adopt SFAS 143 effective January 1, 2003 and does not expect the adoption to have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FAS 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the Company beginning in the year ended December 31, 2002. The Company has elected to apply the provisions of APB No. 25 to its accounting for stock-based compensation to employees, and accordingly, has adopted the disclosure provisions of SFAS 148 in its financial statements.

     In  November  2002,  the  FASB  issued  FIN 45, "Guarantor's Accounting and
Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially impact the Company's financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation also addresses the measurement of assets and liabilities of newly consolidated variable interest entities and requires certain disclosures related to the purpose, size, activities, and exposure to risk associated with variable interest entities not requiring consolidation. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to materially impact the Company's financial statements.

     In January of 2003, the Emerging Issues Task Force of the FASB Issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, including how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and therefore is not expected to have an impact on the Company's financial statements based on the nature of the Company's current revenue arrangements.

3.   INVENTORIES

     Inventories  consist  of  the  following  at  December  31,:

                                                           2001        2002
                                                        ----------  ----------
       Tissue and materials                             $1,314,000  $2,940,000
       Tissue products in-process                        1,307,000   1,446,000
       Finished tissue products                          2,070,000   1,981,000
                                                        ----------  ----------
         Total inventories                              $4,691,000  $6,367,000
                                                        ==========  ==========

4.   FIXED ASSETS

     Fixed assets consist of the following at December 31,:

                                                          2001          2002
                                                      ------------  ------------
    Machinery and equipment                           $ 3,668,000   $ 3,973,000
    Leasehold improvements                              7,446,000     7,486,000
    Office equipment, furniture and fixtures            2,165,000     1,933,000
                                                     ------------  -------------
                                                       13,279,000    13,392,000
    Accumulated depreciation and amortization          (4,551,000)   (6,301,000)
                                                      ------------  ------------
      Fixed assets, net                               $ 8,728,000   $ 7,091,000
                                                      ============  ============

     For the years ended December 31, 2000, 2001 and 2002 the depreciation and amortization expense related to fixed assets was $1,238,000, $1, 721,000 and $2,213,000, respectively.


5.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31,:

                                                            2001        2002
                                                         ----------  ----------
       Tissue inventory purchases                        $  922,000  $1,025,000
       Employee compensation and benefits                   911,000   1,436,000
       Marketing and distribution fees                      777,000     601,000
       Operating expenses and other                         122,000     111,000
                                                         ----------  ----------
         Total accrued liabilities                       $2,732,000  $3,173,000
                                                         ==========  ==========


6.   DEFERRED REVENUE

     In March 1999, in conjunction with the signing of a sales and marketing agreement with Boston Scientific Corporation, the Company issued 108,577 shares of common stock at a premium of $506,000 over the closing market price of the Company's common stock on the date of issuance. This premium, which was recorded as deferred revenue and is being recognized over the five-year term of the agreement, represented a payment for marketing rights. The total equity investment was valued at $1.0 million less offering costs of $100,000.

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

7.   FINANCING ARRANGEMENTS AND LONG-TERM DEBT

     As of December 31, 2002, the Company had term debt facilities with three financial institutions. These term notes consisted of the following:

     (1) A three-year term loan bearing an interest rate of 14.2%, repayable in monthly installments of principal and interest of $100,000 through and including March 1, 2003. This credit facility is collateralized by the Company's accounts receivable, inventory, intellectual property, intangible and fixed assets and is guaranteed by the New Jersey Economic Development Authority. The balance outstanding on the term loan was $1,278,000 at December 31, 2001 and $196,000 at December 31, 2002.

     (2) A three-year term loan bearing an interest rate of 6.5%, repayable in monthly installments of principal and interest of $18,000 through and including June 1, 2003. The loan is collateralized by the Company's accounts receivable, inventories and fixed assets. The balance outstanding on this loan was $294,000 at December 31, 2001, and $89,000 at December 31, 2002.

     (3) A ten-year term loan bearing an interest rate of 9.0%, repayable in annual installments of principal and interest of $106,000 through and including August 1, 2010. This loan is collateralized by payments that the Company is entitled to receive through a New Jersey Business Employment Incentive Grant. Such payments have been assigned to the lender and will be used to satisfy the Company's obligations under the loan agreement as they are received. The balance outstanding on the note was $625,000 at December 31, 2001, and $578,000 at December 3, 2002.

     Interest expense for the years ended December 31, 2000, 2001 and 2002 was $683,000, $697,000 and $180,000, respectively.

     In January 2003, the Company secured a $4 million credit facility through a financial institution. The credit facility consists of a $2 million revolving line of credit due in January 2004 and an equipment line for up to an additional $2 million due in January 2005. The credit facility is collateralized by the Company's accounts receivable, inventory, intellectual property, intangible and fixed assets. The agreement contains certain financial covenants and a subjective acceleration clause. The revolving line of credit bears interest at the bank prime rate plus 0.75%. The equipment term note bears interest at the bank prime rate plus 1.5% and requires equal monthly principal payments over a twenty-four month term. In January 2003, the Company received proceeds of $880,000 under the equipment line portion of the credit facility and used these proceeds to repay the debt and accrued interest outstanding at December 31, 2002. The balance of the equipment line is available to fund equipment purchases through March 2003.

     Long-term borrowings at December 31, 2002 and after giving effect to the refinancing had the following scheduled maturities:

                                  At December 31, 2002       Refinanced
                                  --------------------       ----------
       2003                       $            337,000       $  440,000
       2004                                     57,000          440,000
       2005                                     62,000                0
       2006                                     68,000                0
       2007 and beyond                         339,000                0
                                  --------------------       ----------
            Total                 $            863,000       $  880,000
                                  ====================       ==========

8.   CAPITAL STOCK, OPTIONS AND WARRANTS

   Common  stock,  subject  to  redemption
     In November 1999, the Company issued 925,000 shares of common stock in a private placement at a price of $4.20 per share. The proceeds of the offering were approximately $3.9 million. Pursuant to the terms of the purchase agreement, the Company is required to issue additional shares to the investor if the market price of the Company's common stock is below a fixed amount per share on the first, second and/or third anniversary of the date of issuance of the common stock. If sufficient additional shares are not available for such issuance, a cash payment may be required at 105 percent of the fair value of the additional shares to be issued. In November 2000, the first anniversary, the market price was above the fixed amount and accordingly no additional shares were issued. In November 2001, the Company issued 478,001 additional shares of common stock to the investor, without additional consideration, pursuant to the terms of this agreement. In connection with the issuance, the Company recorded a deemed dividend of $1,037,000 equal to the fair value of shares issued. An additional deemed dividend of $114,000 was recorded in 2001 in connection with the repricing of certain warrants that were issued as part of the private placement. The Company was not required to issue additional shares in November 2002 because the market price of the Company's common stock was above $1.96 on the third anniversary.

     The shares of common stock originally issued in 1999 are redeemable at $4.20 per share by the Company if it does not maintain a listing or a quotation of its shares of common stock on a U.S. stock exchange or market system. Given this requirement is beyond the Company's control, the remaining outstanding shares held by this investor are considered to be temporary equity. In the fourth quarter of 2001 and 2002, the Company received notification that the investor sold 464,364 and 346,800 shares, respectively, of the original 925,000 shares and accordingly, $1.9 million and $1.5 million, respectively, of the original amount was reclassified to stockholders' equity - common stock.

   Series  B  Preferred  Stock
     Each share of Series B preferred stock is convertible at any time at the option of the holder into approximately 36.232 shares of common stock (2,691,240 shares of common stock at December 31, 2002), subject to adjustment for dilutive issuances of securities. The Series B preferred stock has a liquidation preference of $100 per share, or $7,428,000 as of December 31, 2002, and shares ratably in any residual assets after payment of such liquidation preference. The Series B preferred stock will be automatically converted into common stock if the closing price of the Company's common stock averages or exceeds $9.30 per share for 30 consecutive trading days. On all matters for which the Company's stockholders are entitled to vote, each share of Series B preferred stock will entitle the holder to one vote for each share of common stock into which the share of Series B preferred stock is then convertible

     The Series B preferred stock paid cumulative dividends quarterly, through September 30, 2001, at an annual rate of $6.00 per share. Dividends were paid in cash, in additional shares of Series B preferred stock based on the liquidation value of $100 per share, or any combination of cash and Series B preferred stock at the Company's option. While the preferred shares are outstanding or any dividends are owned thereon, the Company may not declare or pay cash dividends on its common stock

   Common  Stock
     In October 2000, the Company issued 2,500,000 shares of common stock in a private placement at a price of $4.00 per share. The proceeds of the offering were approximately $10.0 million before deducting placement agent fees and offering costs of $942,000.

     In July 2001, the Company issued 3,125,000 shares of common stock in a private placement at a price of $1.92 per share. The proceeds of the offering were approximately $6.0 million before deducting placement agent fees and offering costs of $90,000.

   Options
     The Company's Amended and Restated 1992 Stock Option Plan (the "1992 Plan") provides for the grant of options to purchase up to 2,500,000 shares of common stock through January 16, 2002. In June 2000, the stockholders of the Company approved the Year 2000 Stock Option Plan (the "2000 Plan"), which provides for the grant of options to purchase up to 1,500,000 shares of common stock through March 1, 2010. Common stock authorized for issuance under the 1992 and 2000 Plans is subject to adjustment in the event of certain changes in the Company's capitalization, a merger, or a similar transaction. Such shares may be treasury shares or newly issued shares or a combination of both.

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

     A summary of stock option activity for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                  1992        2000     Director               Weighted
                                 Stock       Stock       Stock      Total      Average
                                 Option      Option     Option      Stock     Exercise
                                  Plan        Plan       Plan      Options    Price ($)
                               ----------  ----------  ---------  ----------  ---------
Balance at December 31, 1999   2,275,921          --    190,000   2,465,921        4.24
   Granted                       203,050     528,500     50,000     781,550        4.27
   Exercised                     (76,311)         --    (20,000)    (96,311)       4.15
   Forfeited                    (207,787)    (10,950)   (65,000)   (283,737)       5.16
                               ----------  ----------  ---------  ----------
Balance at December 31, 2000   2,194,873     517,550    155,000   2,867,423        4.16
   Granted                       342,050     243,000     65,000     650,050        2.23
   Exercised                        (135)         --         --        (135)       0.73
   Forfeited                    (332,019)    (15,050)        --    (347,069)       4.16
                               ----------  ----------  ---------  ----------
Balance at December 31, 2001   2,204,769     745,500    220,000   3,170,269        3.77
   Granted                           250     651,525     65,000     716,775        2.73
   Forfeited                     (54,800)    (34,075)  (120,000)   (208,875)       4.64
                               ----------  ----------  ---------  ----------
Balance at December 31, 2002   2,150,219   1,362,950    165,000   3,678,169        3.52
                               ==========  ==========  =========  ==========

Available for future grant at
   December 31, 2002                  --     137,050    495,000     632,050

     A summary of stock options outstanding under the three plans combined at December 31, 2002 is as follows:

                                  Options Outstanding                  Options Exercisable
                      ------------------------------------------  -----------------------------
                                         Weighted
                          Number          Average      Weighted      Number        Weighted
                       Outstanding at    Remaining      Average   Exercisable at    Average
    Range of            December 31,    Contractual     Exercise    December 31,    Exercise
Exercise Prices            2002         Life (Years)     Price        2002           Price
---------------------  -------------  ---------------  ---------  -------------  --------------
$ 1.64   to   $ 1.99          32,150        8.9        $    1.73         20,500  $         1.72
  2.00   to     2.99       1,652,000        8.6             2.45        448,006            2.32
  3.00   to     3.99       1,058,969        4.9             3.74        996,969            3.76
  4.00   to     4.99         399,900        6.3             4.23        298,663            4.21
  5.00   to     5.99         315,200        7.1             5.37        179,975            5.38
  6.00   to     6.99         209,450        5.5             6.62        202,700            6.62
  7.00   to    10.88          10,500        7.2            10.02          5,250           10.02
                       -------------  ---------------             -------------
$ 1.64   to   $10.88       3,678,169        7.0        $    3.52      2,152,063  $         3.92
                       =============  ===============             =============

     In addition to the amounts set forth in the tables above, during 1996 the Company granted options to purchase 220,000 shares of common stock not pursuant to a plan, to directors who resigned upon the closing of the sale of the Series B preferred stock. During 2000, directors exercised options to purchase 110,000 shares of common stock pursuant to these grants. At December 31, 2002, options to acquire 110,000 shares of common stock remained outstanding with a weighted average exercise price of $5.30. The weighted average remaining contractual life of the outstanding option grants was 2.4 years as of December 31, 2002.

     The Company accounts for its employee stock-based compensation plans under APB No. 25 and its related interpretations. Had compensation expense been determined by the Company based on the fair value as of the grant dates for awards in 2000, 2001 and 2002 consistent with SFAS No. 123, the Company would have recorded stock-based compensation expense of $1,783,000, $1,942,000 and $1,223,000 respectively. See Note 2 for the pro forma effect on net income.

     Under the provisions of SFAS No. 123, the weighted average fair value of options granted in 2000, 2001, and 2002 was $2.73, $1.56 and $2.22 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002, respectively: a weighted average risk-free interest rate of approximately 3% - 7% percent for all years; no expected dividend yield during the expected life of the option; expected lives of 5 to 6 years for each grant and expected volatility between 64 and 112 percent.

   Warrants
     As of December 31, 2001 and 2002, warrants to acquire a total of 2,284,211 shares of common stock were outstanding as set forth below.

                           Warrants Outstanding to
                         Purchase Shares of Common
                           Stock at December 31,
                           --------------------
          Exercise Price     2001       2002      Expiration Date
          ---------------  ---------  ---------  -----------------
          $          1.92  1,750,000  1,750,000  July 10, 2006
          $          1.96    200,000    200,000  November 16, 2004
          $          4.75     84,211     84,211  December 5, 2004
          $          5.00    250,000    250,000  October 27, 2005
                           ---------  ---------
                           2,284,211  2,284,211
                           =========  =========

9.   EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) retirement savings plan, which covers all full-time employees. The Company may, at its discretion, contribute amounts not to exceed each employee's contribution. Participant's contributions may not exceed 15% of their annual compensation, subject to annual dollar limits set by the Internal Revenue Service. Participants are always 100% vested in their contributions. Company contributions are fully vested after one year of employment. Total Company contributions during 2000, 2001 and 2002 were $31,000, $34,000 and $67,000, respectively.

     The Company also maintains an Employee Stock Purchase Plan to allow all full-time employees to purchase the Company's common stock on the open market using employee and Company matching contributions. Total Company contributions during 2000, 2001, and 2002 were $7,000, $13,000 and $21,000, respectively.


10.   INCOME TAXES

     The Company has recorded a net tax benefit of $155,000 for the year ended December 31, 2002, consisting of a provision for state taxes of $93,000 offset by proceeds of $248,000 from the sale of state tax net operating losses. No federal provision for income taxes has been recorded, as the Company plans to utilize its federal net operating loss carryforwards to offset its estimated federal tax liability of $ 492,000. Although the Company has approximately $12.3 million of state tax net operating loss carryforwards, the utilization of such carryforwards was suspended through 2003 by recently enacted tax legislation. The Company's effective tax rate differs from the federal statutory tax rate as a result of the following: the state tax provision, the utilization of federal net operating loss carryforwards, and the proceeds from the sale of the company's state tax net operating losses.

     The principal components of the Company's deferred tax assets as of December 31, 2001 and 2002, assuming a 34% federal tax rate, are as follows:

                                                                2001          2002
                                                           -------------  -------------
Temporary differences:
  Deferred revenue                                         $    190,000   $    119,000
  Uniform capitalization of inventory costs                      90,000        113,000
  Other items                                                   160,000       (213,000)
                                                           -------------  -------------
  Total temporary differences                                   440,000         19,000
  Federal tax losses and credits not currently utilizable    20,290,000     20,298,000
  State tax losses and credits not currently utilizable         916,000      1,145,000
                                                           -------------  -------------
Total deferred tax assets                                    21,646,000     21,462,000
  Less valuation allowance                                  (21,646,000)   (21,462,000)
                                                           -------------  -------------
Net deferred tax asset                                     $         --   $         --
                                                           =============  =============

     As of December 31, 2002, the Company has a net operating loss carryforward ("NOL") for federal income tax purposes of approximately $56.7 million, subject to the limitations described below, expiring as follows:

        Year Expires
            2003                                                  $2,800,000
            2004                                                   2,200,000
            2005                                                   1,700,000
            2006                                                   1,400,000
            2007 and beyond                                       48,600,000
                                                                 -----------
                                                                 $56,700,000
                                                                 ===========

     Under existing federal tax laws, Internal Revenue Code Sec. 382 provides for an annual limitation on the utilization of federal net operating losses and tax credit carryforwards generated prior to certain ownership changes. The sale of common stock in the public offering in December 1997 resulted in an ownership change for federal income tax purposes, and accordingly this could limit the Company's ability to use its federal net operating loss and tax credit carryforwards in future years. As of December 31, 2002, of the Company's total net operating loss carryover of $56,700,000, approximately $24,100,000 is subject to an annual limitation under Internal Revenue Code Section 382.

     At December 31, 2002, the Company also had a net operating loss carryforward for state income tax purposes of approximately $12.3 million, which expire in varying amounts commencing in 2006.

     Additionally, the Company has approximately $1,000,000 of research and development tax credit carryforwards for federal and state income tax purposes, which will expire in varying amounts commencing in 2003.

     For financial reporting purposes, a valuation allowance of $ 21,462,000 has been recorded as of December 31, 2002 to fully offset the Company's deferred tax assets, including the federal and state net operating loss and credit carryforwards. The net change in the deferred tax valuation allowance for 2001 and 2002 was an increase of $715,000 and a decrease of $184,000, respectively. In March 2002, the Company realized $248,000 through the sale and transfer of $3.2 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. The amount was recorded when realized and has been reflected as an income tax benefit in the statement of operations. In January 2003, the Company sold an additional $3.0 million of state tax net operating losses for $235,000, which will be recorded as a tax benefit in 2003.


11.  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2000, 2001 and 2002:

                                                         For the Year Ended December 31,
                                                     ---------------------------------------
                                                         2000          2001         2002
                                                     ------------  ------------  -----------
Net income (loss) applicable to common stockholders  $(7,731,000)  $(3,661,000)  $ 1,429,000
                                                     ============  ============  ===========

Weighted average common shares outstanding            14,372,083    18,240,431    21,175,602
                                                     ------------  ------------  -----------

Denominator for basic net income (loss) per share     14,372,083    18,240,431    21,175,602
                                                     ------------  ------------  -----------

Effect of dilutive securities:
  Series B preferred stock assuming conversion                 -             -     2,822,635
  Warrants                                                     -             -       540,533
  Common stock options                                         -             -       157,606
                                                     ------------  ------------  -----------

Denominator for diluted net income (loss) per share   14,372,083    18,240,431    24,696,376
                                                     ------------  ------------  -----------

Basic net income (loss) per share                    $     (0.54)  $     (0.20)  $      0.07
                                                     ============  ============  ===========

Diluted net income (loss) per share                  $     (0.54)  $     (0.20)  $      0.06
                                                     ============  ============  ===========

     The calculation of net loss per share for the years ended December 31, 2000 and 2001 excludes potentially dilutive common stock equivalents of 9,343,455 in 2000 and 9,250,216 in 2001. These common stock equivalents, which consisted of convertible Series B preferred stock, warrants, and outstanding stock options, were not included in the calculation of the net loss per share because their inclusion would be antidilutive.

     The calculation of net income per share for the year ended December 31, 2002 excludes potentially dilutive common stock equivalents consisting of outstanding options to purchase 2,726,444 shares of common stock and warrants to purchase 334,211 shares of common stock because their inclusion would be antidilutive.


12.  COMMITMENTS AND CONTINGENCIES

   Litigation
     In June 2002, a complaint was filed in the Superior Court of California, Los Angeles County, Central District, captioned Joan Savitt, individually and on behalf of others similarly situated, v. Doheny Eye & Tissue Bank, et al. The complaint alleges among other things, the Company, by engaging in the storing, processing and distribution of human tissue, violates the public policy and laws of the state of California in various ways. In March 2003, the Company filed a response to the complaint and discovery has commenced. The Company believes that the claims against it in this complaint are without merit and intends to vigorously defend against such action.

     The Company does not expect the final resolution of this matter to have a material impact on its financial position, results of operations, or cash flows. However, there can be no assurance that the resolution of this matter will not be material to the Company's financial position, results of operations, or cash flows.

     The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover any claims incurred by the Company or that the type of claims will be covered by the terms of insurance coverage.

   Marketing  Agency  Agreements
     The Company has engaged Boston Scientific Corporation as its exclusive worldwide sales and marketing agent for Repliform for use in the urology and gynecology markets and OMP, Inc. as its exclusive sales and marketing agent for Cymetra to office-based dermatologists and plastic surgeons. Boston Scientific and OMP are paid agency fees based on the amount of product revenues they generate for the Company. During 2000, 2001 and 2002, sales of products through Boston Scientific Corporation represented approximately 28%, 35% and 31%, respectively, of total product revenues. During 2000, 2001 and 2002, sales of products OMP represented approximately 13%, 9% and 8%, respectively, of total product revenues.

     Both Boston Scientific and OMP hold Company inventory on a consignment basis. The Company records revenues when products are delivered to third-party customers.

     In addition, the Company distributes products through several other domestic and international distributors. These distributors take title to and assume risk of loss for the Company's products upon shipment from the Company to the distributor, and therefore the Company recognizes revenue upon shipment to the distributor for these sales. None of these individual distributors represented more than 5% of total product revenues in 2002.

   Leases
     The Company leases approximately 90,000 square feet for office, production and laboratory space in one building under a lease agreement that expires in November 2010. The lease contains a renewal option for an additional two successive five-year periods. In addition, the Company has various other operating leases. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 2002, were as follows:

          2003                                           $  833,000
          2004                                              833,000
          2005                                              891,000
          2006                                              919,000
          2007 and beyond                                 3,600,000
                                                         ----------
               Total                                     $7,076,000
                                                         ==========

     Rental expense was $565,000, $872,000 and $949,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

13.  SEGMENT DATA

     The Company has one reportable business operating segment - the processing and distribution of human tissue intended for transplantation. Product revenues by geographic area for the years ended December 31, 2000. 2001 and 2002, are summarized as follows:

                                          2000         2001         2002
                                       -----------  -----------  -----------
     United States                     $20,219,000  $24,939,000  $31,163,000
     Other countries                     1,111,000    1,621,000    1,772,000
                                       -----------  -----------  -----------
          Total Product Revenues       $21,330,000  $26,560,000  $32,935,000
                                       ===========  ===========  ===========


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of unaudited quarterly results for the years ended December 31, 2001 and 2002:

                                                         First     Second      Third       Fourth
(In thousands except per share amounts)                 Quarter    Quarter    Quarter     Quarter
                                                       ---------  ---------  ---------  ------------

2001
  Total Revenues. . . . . . . . . . . . . . . . . . .  $  6,771   $  7,451   $  6,654   $     6,893
  Product Revenues. . . . . . . . . . . . . . . . . .     6,424      7,011      6,454         6,671
  Cost of Products Sold . . . . . . . . . . . . . . .     2,495      2,358      1,949         2,060
  Net Income (Loss) . . . . . . . . . . . . . . . . .    (1,316)      (657)      (199)          102
  Net Loss to Common Shareholders . . . . . . . . . .    (1,459)      (804)      (349)       (1,049)(1)
  Loss Per Share of Common Stock - Basic and Diluted      (0.09)     (0.05)     (0.02)        (0.05)

2002
  Total Revenues. . . . . . . . . . . . . . . . . . .  $  7,659   $  8,394   $  9,102   $     9,273
  Product Revenues. . . . . . . . . . . . . . . . . .     7,310      8,050      8,711         8,864
  Cost of Products Sold . . . . . . . . . . . . . . .     2,396      2,513      2,642         2,583
  Net Income. . . . . . . . . . . . . . . . . . . . .       436        214        344           435
  Income Per Share of Common Stock - Diluted. . . . .      0.02       0.01       0.02          0.02
  Income Per Share of Common Stock - Diluted. . . . .      0.02       0.01       0.01          0.02

     (1) Includes a deemed dividend of $1,151,000 resulting from the issuance of additional shares of common stock in November 2001 to an investor pursuant to the terms of an investment in 1999.