Form 10-Q
period 2003-03-31
LIFECELL CORP
filed 2003-04-30
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 (908) 947-1100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  YES   X   NO
                                              ---      ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  by  Rule  12b-2  of  the  Exchange  Act).  YES      NO   X
                                                         ---     ---



As of April 28, 2003, there were outstanding 21,338,190 shares of common stock, par value $.001, and 73,417 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 2,660,045 shares of common stock), of the registrant.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                      LIFECELL CORPORATION
                                         BALANCE SHEETS
                                          (unaudited)

                                                                               March 31,     December 31,
                                                                                 2003            2002
                                                                             -------------  --------------
                                             ASSETS
Current assets
     Cash and cash equivalents                                               $  5,186,000   $   5,202,000
     Short-term investments                                                       256,000         256,000
     Receivables, less allowance for doubtful accounts of
         $40,000 in 2002 and 2003                                               4,055,000       4,332,000
     Inventories                                                                7,213,000       6,367,000
     Prepayments and other                                                        290,000         257,000
                                                                             -------------  --------------
         Total current assets                                                  17,000,000      16,414,000

Fixed assets,  net                                                              7,600,000       7,091,000
Other assets,  net                                                                590,000         611,000
                                                                             -------------  --------------
         Total assets                                                        $ 25,190,000   $  24,116,000
                                                                             =============  ==============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                        $  1,989,000   $   1,438,000
     Accrued liabilities                                                        2,617,000       3,173,000
     Current maturities of long-term debt                                         631,000         337,000
                                                                             -------------  --------------
         Total current liabilities                                              5,237,000       4,948,000

Deferred revenue                                                                  296,000         351,000
                                                                             -------------  --------------
Long-term debt                                                                    748,000         526,000
                                                                             -------------  --------------
Other liabilities                                                                 150,000          94,000
                                                                             -------------  --------------

Commitments and contingencies

Temporary equity
     Common stock, subject to redemption, $.001 par value, 113,836
          shares issued and outstanding in 2003 and 2002                          478,000         478,000

Stockholders' equity
     Series B preferred stock, $.001 par value, 182,205 shares authorized;
       73,995 and 74,278 shares issued and outstanding in 2003 and 2002
       (liquidation preference at March 31, 2003 of $7,400,000)                        --              --
     Undesignated preferred stock, $.001 par value, 1,817,795 shares
       authorized; none issued and outstanding                                         --              --
     Common stock, $.001 par value, 48,000,000 shares authorized;
       21,203,412 and 21,193,159 shares issued and outstanding in
       2003 and 2002                                                               21,000          21,000
     Warrants to purchase shares of common stock;
       2,284,211 outstanding in 2003 and 2002                                   4,002,000       4,002,000
     Additional paid-in capital                                                78,037,000      78,037,000
     Accumulated deficit                                                      (63,779,000)    (64,341,000)
                                                                             -------------  --------------
       Total stockholders' equity                                              18,281,000      17,719,000
                                                                             -------------  --------------
       Total liabilities and stockholders' equity                            $ 25,190,000   $  24,116,000
                                                                             =============  ==============

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           Three months ended March 31,
                                            --------------------------
                                                2003          2002
                                            ------------  ------------
Revenues:
      Product revenues                      $ 8,585,000   $ 7,310,000
      Research grant revenues                   410,000       349,000
                                            ------------  ------------
        Total revenues                        8,995,000     7,659,000
                                            ------------  ------------

Costs and expenses:
      Cost of products sold                   2,540,000     2,396,000
      Research and development                1,259,000     1,122,000
      General and administrative              1,321,000     1,044,000
      Selling and marketing                   3,497,000     2,858,000
                                            ------------  ------------
        Total costs and expenses              8,617,000     7,420,000
                                            ------------  ------------

Income from operations                          378,000       239,000

Interest and other income (expense), net        (14,000)      (51,000)
                                            ------------  ------------

Income before income taxes                      364,000       188,000

      Income tax benefit, net                   198,000       248,000
                                            ------------  ------------

Net income                                  $   562,000   $   436,000
                                            ============  ============

Net income per common share:
      Basic                                 $      0.03   $      0.02
                                            ============  ============
      Diluted                               $      0.02   $      0.02
                                            ============  ============

Shares used in computing net income (loss)
      per common share:
          Basic                              21,308,099    20,777,407
                                            ============  ============
          Diluted                            24,581,273    25,076,643
                                            ============  ============

    The accompanying notes are an integral part of these financial statements

                                   LIFECELL CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                       (unaudited)


                                                             Three months ended March 31,
                                                               ------------------------
                                                                  2003         2002
                                                               -----------  -----------
Cash flows from operating activities:
  Net income                                                   $  562,000   $  436,000
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                               377,000      494,000
      Deferred revenues                                           (55,000)     (55,000)
      Deferred rent expense                                        56,000        6,000
      Increase (decrease) in cash from working capital:
        Receivables                                               277,000      351,000
        Inventories                                              (846,000)    (804,000)
        Prepayments and other                                     (33,000)      59,000
        Accounts payable and accrued liabilities                   (5,000)     119,000
                                                               -----------  -----------

      Net cash provided by operating activities                   333,000      606,000
                                                               -----------  -----------

Cash flows from investing activities:
  Capital expenditures                                           (865,000)     (44,000)
                                                               -----------  -----------

    Net cash used in investing activities                        (865,000)     (44,000)
                                                               -----------  -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                      1,451,000            -
  Principal payments on long-term debt                           (935,000)    (307,000)
                                                               -----------  -----------

    Net cash provided by (used in) financing activities           516,000     (307,000)
                                                               -----------  -----------

Net increase (decrease) in cash and cash equivalents              (16,000)     255,000
Cash and cash equivalents at beginning of period                5,202,000    4,650,000
                                                               -----------  -----------

Cash and cash equivalents at end of period                     $5,186,000   $4,905,000
                                                               ===========  ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                  $   23,000   $   47,000
                                                               ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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


2.   INVENTORIES

Inventories  consist  of  the  following:

                                                March 31,   December 31,
                                                   2003         2002
                                                ----------  -------------
Tissue and materials . . . . . . . . . . . .    $3,226,000  $   2,940,000
Tissue products in-process . . . . . . . . .     1,821,000      1,446,000
Finished tissue products . . . . . . . . . .     2,166,000      1,981,000
                                                ----------  -------------
    Total inventories. . . . . . . . . . . .    $7,213,000  $   6,367,000
                                                ==========  =============



3.   FINANCING ARRANGEMENTS AND LONG-TERM DEBT

In January 2003, the Company secured a $4 million credit facility through a financial institution consisting of a $2 million revolving line of credit and an equipment line for up to an additional $2 million. The credit facility is collateralized by the Company's accounts receivable, inventory, intellectual property, intangible and fixed assets. The agreement contains certain financial covenants and a subjective acceleration clause. The revolving line of credit bears interest at the bank prime rate plus 0.75% and is available through January 2004. The equipment term note bears interest at the bank prime rate plus 1.5%. In January 2003, the Company received proceeds of $880,000 under the equipment line portion of the credit facility and used these proceeds to repay the debt and accrued interest outstanding at December 31, 2002. In March 2003, the Company received additional proceeds of $571,000 under the equipment line portion of the credit facility to finance capital expenditures. Advances under the equipment line were only available through March 31, 2003 and, accordingly, the unused portion of the equipment line has expired.

Long-term  borrowings  at March 31, 2003 had the following scheduled maturities:

          2003                        $  473,000
          2004                           631,000
          2005                           227,000
          2006                            48,000
                                      ----------
              Total                   $1,379,000
                                      ==========

4.   INCOME TAXES

In January 2003, the Company realized $235,000 through the sale and transfer of $3.0 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. The amount realized has been reflected as an income tax benefit in the statement of operations.

The Company has provided a full valuation allowance against its net deferred tax assets due to its lack of historical profitability. However, the first quarter of 2003 was the Company's sixth consecutive profitable quarter and once the Company achieves cumulative profitability over a three-year period, it will assess whether to recognize some or all of these deferred tax assets. The reversal of all or a portion of the valuation allowance would lead to a significant tax benefit being recorded.

5.   CAPITAL STOCK, OPTIONS AND WARRANTS

Options

In March 2003, the Company's Board of Directors approved an amendment to the Company's 2000 Stock Option Plan (the "2000 Plan") increasing the number of shares reserved for issuance under the 2000 Plan by 2,000,000 shares, from 1,500,000 to 3,500,000. The amendment is subject to shareholder approval at the Company's Annual Meeting of Stockholders in May 2003.

In March 2003, the Company's Board of Directors adopted the LifeCell Corporation 2003 Non-Employee Director Stock Option Plan (the "2003 Directors Plan"). Under the 2003 Directors Plan, options may be granted to purchase up to 750,000 shares of the Company's common stock through March 2013. Options granted will vest on the first anniversary and will have a maximum term of ten years. The 2003 Directors Plan is intended to replace the Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, which terminates in July 2003. The 2003 Directors Plan is subject to shareholder approval at the Company's Annual Meeting of Stockholders in May 2003.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

                                                                Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------

Net income, as reported                                   $ 562,000   $ 436,000
Less:  Total stock-based compensation expense
    determined under fair value based method
    for all awards, net of related tax effects             (292,000)   (333,000)
                                                          ----------  ----------
Net Income, Pro forma                                     $ 270,000   $ 103,000
                                                          ==========  ==========

Income per common share - basic
As reported                                               $    0.03   $    0.02
                                                          ==========  ==========
Pro forma                                                 $    0.01   $    0.00
                                                          ==========  ==========

Income per common share - diluted
As reported                                               $    0.02   $    0.02
                                                          ==========  ==========
Pro forma                                                 $    0.01   $    0.00
                                                          ==========  ==========

6.   NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share:


                                                  Three Months Ended March 31,
                                                    ------------------------
                                                       2003         2002
                                                    -----------  -----------

Net income                                          $   562,000  $   436,000
                                                    -----------  -----------

Weighted average common shares outstanding           21,308,099   20,777,407

                                                    -----------  -----------
Denominator for basic net income per share           21,308,099   20,777,407
                                                    -----------  -----------

Effect of dilutive securities:
      Series B preferred stock assuming conversion    2,690,136    3,220,833
      Warrants                                          466,996      764,534
      Common stock options                              116,042      313,869

                                                    -----------  -----------
Denominator for diluted net income per share         24,581,273   25,076,643
                                                    -----------  -----------

Basic net income per share                          $      0.03  $      0.02
                                                    ===========  ===========

Diluted net income per share                        $      0.02  $      0.02
                                                    ===========  ===========

The calculation of net income per share for the quarters ended March 31, 2003 and 2002 excludes potentially dilutive common stock equivalents of 5,165,623 in 2003 and 4,402,077 in 2002. These common stock equivalents, which consisted of warrants and outstanding common stock options, were not included in the calculation of the net income per share because their inclusion would be antidilutive.


7.   COMMITMENTS AND CONTINGENCIES

Litigation
----------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

The following discussion of our results of operations and financial condition should be read in conjunction with the Financial Statements and Notes included in Part I. "Financial Information".

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," "believe" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies" detailed in our annual report on form 10-K for the year ended December 31, 2002 and other reports filed with the Securities and Exchange Commission.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with the Securities and Exchange Commission are available free of charge through our website at www.lifecell.com.

OVERVIEW

We develop and market biological products for the repair and replacement of damaged or inadequate human tissue in numerous different clinical applications. Our patented tissue processing methods produce a unique matrix - a complete three-dimensional structure that contains proteins, growth factors and vascular channels - that provides a complete template for the regeneration of normal human tissue. We currently market a broad range of products: AlloDerm(R) acellular tissue matrix for skin grafting for burn and cancer patients as well as reconstructive surgical procedures and periodontal surgery; Cymetra(R), a version of AlloDerm in particulate form for non-surgical correction of soft tissue defects; Repliform(R), an acellular tissue matrix for urologic and gynecologic procedures; and Graft Jacket(TM), an acellular tissue matrix for orthopedic applications. We also distribute cryopreserved allograft skin for use as a temporary dressing in the treatment of burns and we are the exclusive marketing agent for the SmartPReP(TM) Platelet Concentration System in the United States to ear, nose and throat, plastic reconstructive and general surgeons in hospitals. Our development programs include the potential application of our tissue matrix technology to vascular, nerve and orthopedic tissues; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Total revenues for the three months ended March 31, 2003 increased 17% to $9.0 million compared to $7.7 million for the same period in 2002. The increase was primarily attributable to a 17% increase in product revenues to $8.6 million in the current period as compared to $7.3 million in the prior year. The increase in product revenues was largely due to increased demand for AlloDerm. AlloDerm revenues increased 27% to $4.8 million in the three months ended March 31, 2003 compared to $3.8 million in the same period in 2002. Repliform revenues increased slightly to $2.4 million in the three months ended March 31, 2003 compared to $2.3 million for the same period in 2002. Other product revenue including Cymetra, cryopreserved allograft skin and Graft Jacket increased 17%, contributing $1.4 million in the first three months of 2003 compared to $1.2 million for the same period in 2002. Cymetra revenue declined in the three months ended March 31, 2003 compared to the same period in 2002 and we expect Cymetra revenues for the balance of the year to be below 2002 levels.

For the three months ended March 31, 2003, our sales and marketing agents and distributors generated 44% of our total product revenue. Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in the urologic and gynecologic markets and OMP, Inc. is our exclusive sales and marketing representative for Cymetra for office-based dermatologists and plastic surgeons. During the three months ended March

31, 2003, sales of our products through Boston Scientific Corporation and OMP represented 28% and 5%, respectively, of our total product revenues compared to 32% and 9%, respectively, for the same period in 2002. Both Boston Scientific and OMP are paid agency fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses. No other individual distributor generated more than 5% of our total product revenues in the three months ended March 31, 2003 or 2002.

Total revenues were also favorably impacted by a 17% increase in research grant revenues, which totaled $410,000 in 2003 compared to $349,000 in 2002. This increase was primarily due to an increase in research spending on projects funded by research grants, since research grant revenues are recognized as qualified expenses are incurred. During the first quarter of 2003, we were awarded a research grant from the National Institute of Health totaling $98,000. As of March 31, 2003, $3.5 million of approved research grant funding was available to fund future research and development expenses through 2004.

Cost of products sold for the three months ended March 31, 2003 was $2.5 million, or 30% of product revenues, compared to cost of products sold of $2.4 million, or 33% of product revenue for the same period in 2002. The cost of products sold decreased as a percentage of product revenues due to efficiencies realized in our processing operation, resulting from volume increases and process improvements.

Total research and development expenses increased 12% to $1.3 million in the three months ended March 31, 2003 compared to $1.1 million for the same period in 2002. The increase was primarily associated with higher spending on research focused on the potential application of our tissue matrix technology to vascular tissue, which is funded through a grant from the Department of Defense, and increased spending on other product development projects.

General and administrative expenses increased 27% to $1.3 million in the three months ended March 31, 2003 compared to $1.0 million in the same period in 2002. The increase was primarily attributable to an increase in professional fees and payroll and related expenses.

Selling and marketing expenses increased 22% to $3.5 million for the three months ended March 31, 2003 compared to $2.9 million in the same period in 2002. The increase in 2003 was primarily attributable to higher selling expense associated with the increase in product revenues and an increase in marketing expenses.

Interest and other income (expense), net decreased $37,000 in the three months ended March 31, 2003 compared to 2002. The net decrease was due to a $44,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $7,000 decline in interest income resulting from lower average interest rates during the period.

In the three months ended March 31, 2003, we recorded a net tax benefit of $198,000 consisting of a provision for state income taxes of $37,000, offset by proceeds of $235,000 from the sale of state net operating losses. The sale was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. No federal provision for income taxes has been recorded as we intend to utilize net operating loss carryforwards to offset our estimated federal tax liability. We were unable to utilize net operating loss carryforwards to offset our state tax liability in 2003 because the State of New Jersey enacted tax legislation in July 2002 suspending the use of loss carryforwards to offset taxable income in 2002 and 2003. We have provided a full valuation allowance against our net deferred tax assets due to our lack of historical profitability. However, the first quarter of 2003 was our sixth consecutive profitable quarter and once we achieve cumulative profitability over a three-year period, we will assess whether to recognize some or all of our deferred tax assets. The reversal of all or a portion of the valuation allowance would lead to a significant tax benefit being recorded.

Net income for the three months ended March 31, 2003 was $562,000, representing a 29% improvement from the $436,000 net income for the same period in 2002. The improvement in net income in 2003 was principally due to the positive contribution from higher product revenues, partially offset by increased operating expenses. Basic and diluted net income per common share in the three months ended March 31, 2003 were $0.03 and $0.02 per share, respectively, compared to $0.02 per share basic and diluted net income in the same period in 2002.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash and cash equivalents and short-term investments of $5.4 million compared to $5.5 million at December 31, 2002. Working capital increased to $11.8 million at March 31, 2003 from $11.5 million at December 31, 2002. The increase resulted principally from increases in inventory, partially offset by a decrease in accounts receivable and an increase in the current maturities of long term debt. Inventory increased as a result of an increase in the receipts of tissue from our organ procurement organizations and tissue banks and an increase in stock levels of AlloDerm and Repliform to meet the increase in demand. Accounts receivable decreased as a result of collection of certain grant receivables that were due at December 31, 2002.

Our operating activities generated net cash of $333,000 for the three months ended March 31, 2002 compared to $606,000 for the same period in 2002. Although net income increased in the first quarter of 2003 compared to the same period in 2002, net cash provided by operating activities decreased due to lower non-cash charges and higher cash used to fund the net increase in working capital discussed above.

Our investing activities, which consist of purchases of capital equipment, used net cash of $865,000 for the three months ended March 31, 2003 compared to $44,000 for the same period in 2002. The increase in 2003 resulted principally from the purchase of hardware and software for a new enterprise resources planning (ERP) system.

Our financing activities generated $516,000 for the three-month period ended March 31, 2003 compared to $307,000 used for principal payments on long-term debt in 2002. In the first quarter of 2003, we received proceeds of $1.5 million under our credit facility. The proceeds were used to retire $863,000 of existing debt and to fund equipment purchases. In addition, the credit facility consists of a $2 million revolving line of credit available until January 2004. At March 31, 2003, we had an aggregate of $1.4 million outstanding under our borrowing arrangements compared to $863,000 outstanding at December 31, 2002. The following table reflects a summary of our contractual cash obligations as of March 31, 2003:

                                           Payments Due by Period
                         --------------------------------------------------------------
                                      Less than    One to       Four to        After
                           Total      one year   three years   five years   five years
                         ----------  ----------  ------------  -----------  -----------
Long-term debt (1)       $1,379,000  $  631,000  $    748,000  $        --  $        --
Operating leases          6,868,000     833,000     1,746,000    1,839,000    2,450,000
                         ----------  ----------  ------------  -----------  -----------
Total contractual
  cash obligations       $8,247,000  $1,464,000  $  2,494,000  $ 1,839,000  $ 2,450,000
                         ==========  ==========  ============  ===========  ===========

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

At March 31, 2003, there were 113,836 shares of common stock outstanding that are subject to redemption by us under certain conditions. These shares were issued to one investor in a private placement in November 1999. Pursuant to the terms of the purchase agreement, if we do not maintain a listing on or quotation of our shares of common stock on a U.S. stock exchange or market system we will be required to redeem such shares at $4.20 per share or $478,000 in the aggregate.


Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.
          ----------------------------------------------------------------

We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2003.

Item  4.  Controls  and  Procedures.
          -------------------------

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



Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          A.   EXHIBITS

               99.1 Certification of the Registrant's Chief Executive Officer,
                    Paul G. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of the Registrant's Chief Financial Officer,
                    Steven T. Sobieski, pursuant to Section 906 f the Sarbanes-Oxley Act of 2002


          B.   REPORTS ON FORM 8-K

                    On  April  24,  2003,  the  Company  issued  a press release regarding  results  for  the  three  months ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LIFECELL CORPORATION



Date: April 30, 2003                   By: /s/ Paul G. Thomas
                                           ------------------
                                       Paul G. Thomas
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: April 30, 2003                   By: /s/ Steven T. Sobieski
                                           ----------------------
                                       Steven T. Sobieski
                                       Vice President, Finance
                                       Chief Financial Officer and Secretary
                                       (Principal Financial Officer)


Date: April 30, 2003                   By: /s/ Bradly C. Tyler
                                           -------------------
                                       Bradly C. Tyler
                                       Controller
                                       (Principal Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003


/s/ Steven T. Sobieski
-------------------------
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary