Form 10-Q
period 2003-06-30
LIFECELL CORP
filed 2003-07-24
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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



As of July 21, 2003, there were outstanding 21,350,268 shares of common stock, par value $.001, and 73,119 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 2,649,248 shares of common stock), of the registrant.

PART  I.     FINANCIAL INFORMATION

Item  1.  Financial Statements
          --------------------

                                        LIFECELL CORPORATION
                                           BALANCE SHEETS
                                            (unaudited)

                                                                               June 30,      December 31,
                                                                                 2003            2002
                                                                             -------------  --------------
                                        ASSETS
Current assets
  Cash and cash equivalents                                                  $  4,459,000   $   5,202,000
  Short-term investments                                                          256,000         256,000
  Receivables, less allowance for doubtful accounts of
    $93,000 and $40,000 in 2003 and 2002                                        4,581,000       4,332,000
  Inventories                                                                   7,744,000       6,367,000
  Prepayments and other                                                           261,000         257,000
                                                                             -------------  --------------
      Total current assets                                                     17,301,000      16,414,000

Fixed assets, net                                                               7,847,000       7,091,000
Other assets, net                                                                 586,000         611,000
                                                                             -------------  --------------
      Total assets                                                           $ 25,734,000   $  24,116,000
                                                                             =============  ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                           $  1,931,000   $   1,438,000
  Accrued liabilities                                                           3,040,000       3,173,000
  Current maturities of long-term debt                                            631,000         337,000
                                                                             -------------  --------------
      Total current liabilities                                                 5,602,000       4,948,000

Deferred revenue                                                                  241,000         351,000
                                                                             -------------  --------------
Long-term debt                                                                    590,000         526,000
                                                                             -------------  --------------
Other liabilities                                                                 162,000          94,000
                                                                             -------------  --------------

Commitments and contingencies

Temporary equity
  Common stock, subject to redemption, $.001 par value, 0 and 113,836
    shares issued and outstanding in 2003 and 2002                                     --         478,000

Stockholders' equity
  Series B preferred stock, $.001 par value, 182,205 shares authorized;
    73,121 and 74,278 shares issued and outstanding in 2003 and 2002
    (liquidation preference at March 31, 2003 of $7,312,000)                           --              --
  Undesignated preferred stock, $.001 par value, 1,817,795 shares
    authorized; none issued and outstanding                                            --              --
  Common stock, $.001 par value, 48,000,000 shares authorized;
    21,348,914 and 21,193,159 shares issued and outstanding in
    2003 and 2002                                                                  21,000          21,000
  Warrants to purchase shares of common stock;
    2,284,211 outstanding in 2003 and 2002                                      4,002,000       4,002,000
  Additional paid-in capital                                                   78,515,000      78,037,000
  Accumulated deficit                                                         (63,399,000)    (64,341,000)
                                                                             -------------  --------------
      Total stockholders' equity                                               19,139,000      17,719,000
                                                                             -------------  --------------
      Total liabilities and stockholders' equity                             $ 25,734,000   $  24,116,000
                                                                             =============  ==============

   The accompanying notes are an integral part of these financial statements.

                                     LIFECELL CORPORATION
                                   STATEMENTS OF OPERATIONS
                                         (unaudited)


                                      Three Months Ended June 30,  Six Months Ended June 30,
                                      --------------------------  --------------------------
                                          2003          2002          2003          2002
                                      ------------  ------------  ------------  ------------
Revenues:
    Product revenues                  $ 9,143,000   $ 8,050,000   $17,728,000   $15,360,000
    Research grant revenues               537,000       344,000       947,000       693,000
                                      ------------  ------------  ------------  ------------
        Total revenues                  9,680,000     8,394,000    18,675,000    16,053,000
                                      ------------  ------------  ------------  ------------

Costs and expenses:
    Cost of products sold               2,820,000     2,513,000     5,360,000     4,909,000
    Research and development            1,224,000     1,177,000     2,483,000     2,299,000
    General and administrative          1,457,000     1,153,000     2,778,000     2,197,000
    Selling and marketing               3,704,000     3,296,000     7,201,000     6,154,000
                                      ------------  ------------  ------------  ------------
        Total costs and expenses        9,205,000     8,139,000    17,822,000    15,559,000
                                      ------------  ------------  ------------  ------------

Income from operations                    475,000       255,000       853,000       494,000

Interest and other expense, net           (20,000)      (41,000)      (34,000)      (92,000)
                                      ------------  ------------  ------------  ------------

Income before income taxes                455,000       214,000       819,000       402,000

    Income tax benefit (provision)        (75,000)            -       123,000       248,000
                                      ------------  ------------  ------------  ------------

Net income                            $   380,000   $   214,000   $   942,000   $   650,000
                                      ============  ============  ============  ============

Net income per common share:
    Basic                             $      0.02   $      0.01   $      0.04   $      0.03
                                      ============  ============  ============  ============
    Diluted                           $      0.01   $      0.01   $      0.04   $      0.03
                                      ============  ============  ============  ============

Shares used in computing net income
    per common share:
      Basic                            21,336,052    21,303,746    21,312,758    21,042,030
                                      ============  ============  ============  ============
      Diluted                          25,467,406    24,841,869    25,076,893    24,957,507
                                      ============  ============  ============  ============


    The accompanying notes are an integral part of these financial statements

                                    LIFECELL CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                        (unaudited)


                                                                Six months ended June 30,
                                                               --------------------------
                                                                   2003          2002
                                                               ------------  ------------
Cash flows from operating activities:
  Net income                                                   $   942,000   $   650,000
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                842,000       992,000
      Provision for bad debt                                       (56,000)            -
      Deferred revenues                                           (110,000)     (110,000)
      Deferred rent expense                                         68,000        12,000
      Increase (decrease) in cash from working capital:
        Receivables                                               (193,000)     (315,000)
        Inventories                                             (1,377,000)   (1,167,000)
        Prepayments and other                                       (4,000)      157,000
        Accounts payable and accrued liabilities                   360,000       878,000
                                                               ------------  ------------

      Net cash provided by operating activities                    472,000     1,097,000
                                                               ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                          (1,573,000)     (203,000)
                                                               ------------  ------------

      Net cash used in investing activities                     (1,573,000)     (203,000)
                                                               ------------  ------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                     1,451,000             -
    Principal payments on long-term debt                        (1,093,000)     (623,000)
                                                               ------------  ------------

      Net cash provided by (used in) financing activities          358,000      (623,000)
                                                               ------------  ------------

Net increase (decrease) in cash and cash equivalents              (743,000)      271,000
Cash and cash equivalents at beginning of period                 5,202,000     4,650,000
                                                               ------------  ------------

Cash and cash equivalents at end of period                     $ 4,459,000   $ 4,921,000
                                                               ============  ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                     $    41,000   $    84,000
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


2.     INVENTORIES

Inventories consist of the following:

                                       June 30,   December 31,
                                         2003         2002
                                      ----------  ------------
Tissue and materials . . . . . . . .  $3,422,000  $  2,940,000
Tissue products in-process . . . . .   1,951,000     1,446,000
Finished tissue products . . . . . .   2,371,000     1,981,000
                                      ----------  ------------
    Total inventories. . . . . . . .  $7,744,000  $  6,367,000
                                      ==========  ============



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

Long-term borrowings at June 30, 2003 had the following scheduled maturities:

          2003                       $  315,000
          2004                          631,000
          2005                          227,000
          2006                           48,000
                                     ----------
              Total                  $1,221,000
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

The Company has provided a full valuation allowance against its net deferred tax assets due to its lack of historical profitability. However, the second quarter of 2003 was the Company's seventh consecutive profitable quarter and once the Company achieves cumulative profitability over a three-year period, it will assess whether to recognize some or all of these deferred tax assets. The reversal of all or a portion of the valuation allowance would lead to a significant tax benefit being recorded.


5.     CAPITAL  STOCK,  OPTIONS  AND  WARRANTS

Common stock, subject to redemption

In July 2003, the Company received notification that the investor holding the common stock subject to redemption sold the remainder of all such shares and accordingly, the redemption rights terminated. As a result, such shares have been reclassified to common stock as of June 30, 2003.

Options

In May 2003, the Company's shareholders approved an amendment to the Company's 2000 Stock Option Plan (the "2000 Plan") increasing the number of shares reserved for issuance under the 2000 Plan by 2,000,000 shares, from 1,500,000 to 3,500,000.

In May 2003, the Company's shareholders approved the LifeCell Corporation 2003 Non-Employee Director Stock Option Plan (the "2003 Directors Plan"). Under the 2003 Directors Plan, options may be granted to purchase up to 750,000 shares of the Company's common stock through March 2013. Options granted will vest on the first anniversary and will have a maximum term of ten years. The 2003 Directors Plan is intended to replace the Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, which terminates in July 2003.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

                                          Three Months Ended       Six Months Ended
                                                June 30,               June 30,
                                        ----------------------  ----------------------
                                           2003        2002        2003        2002
                                        ----------  ----------  ----------  ----------
Net income, as reported                 $ 380,000   $ 214,000   $ 942,000   $ 650,000
Less:  Total stock-based compensation
    expense determined under fair
    value based method for all awards,
    net of related tax effects           (264,000)   (318,000)   (556,000)   (651,000)
                                        ----------  ----------  ----------  ----------
Net Income, Pro forma                   $ 116,000   $(104,000)  $ 386,000   $  (1,000)
                                        ==========  ==========  ==========  ==========

Income per common share - basic
As reported                             $    0.02   $    0.01   $    0.04   $    0.03
                                        ==========  ==========  ==========  ==========
Pro forma                               $    0.01   $    0.00   $    0.02   $    0.00
                                        ==========  ==========  ==========  ==========

Income per common share - diluted
As reported                             $    0.01   $    0.01   $    0.04   $    0.03
                                        ==========  ==========  ==========  ==========
Pro forma                               $    0.00   $    0.00   $    0.02   $    0.00
                                        ==========  ==========  ==========  ==========

6.     NET  INCOME  PER  COMMON  SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                         ------------------------  ------------------------
                                            2003         2002         2003         2002
                                         -----------  -----------  -----------  -----------

Net income applicable to
    common stockholders                  $   380,000  $   214,000  $   942,000  $   650,000
                                         ===========  ===========  ===========  ===========

Weighted average common shares
    outstanding                           21,336,052   21,303,746   21,312,758   21,042,030

                                         -----------  -----------  -----------  -----------
Denominator for basic net income
    per share                             21,336,052   21,303,746   21,312,758   21,042,030
                                         -----------  -----------  -----------  -----------

Effect of dilutive securities:
    Series B preferred stock assuming
      conversion                           2,662,183    2,694,489    2,685,477    2,956,207
    Warrants                                 913,536      627,010      731,818      697,245
    Common stock options                     555,635      216,624      346,840      262,025

                                         -----------  -----------  -----------  -----------
Denominator for diluted net income
    per share                             25,467,406   24,841,869   25,076,893   24,957,507
                                         -----------  -----------  -----------  -----------

Basic net income per share               $      0.02  $      0.01  $      0.04  $      0.03
                                         ===========  ===========  ===========  ===========

                                         -----------  -----------  -----------  -----------
Diluted net income per share             $      0.01  $      0.01  $      0.04  $      0.03
                                         ===========  ===========  ===========  ===========

The calculation of net income per share for the quarters ended June 30, 2003 and 2002 excludes potentially dilutive common stock equivalents of 1,961,761 in 2003 and 2,415,480 in 2002. The calculation of net income per share for the six months ended June 30, 2003 and 2002 excludes potentially dilutive common stock equivalents of 2,065,761 in 2003 and 2,415,480 in 2002. These common stock equivalents, which consisted of outstanding warrants and common stock options, were not included in the calculation of the net income per share because their inclusion would be antidilutive.


7.     COMMITMENTS  AND  CONTINGENCIES

Litigation
----------

In June 2002, a complaint was filed in the Superior Court of California, Los Angeles County, Central District, captioned Joan Savitt, individually and on behalf of others similarly situated, v. Doheny Eye & Tissue Bank, et al. The complaint alleged among other things, the Company, by engaging in the storing, processing and distribution of human tissue, violates the public policy and laws of the state of California in various ways.

In June 2003, the plaintiff and the Company entered into a mutual release and dismissal of the complaint.

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

OVERVIEW

We develop and market biological products for the repair and replacement of damaged or inadequate human tissue in numerous different clinical applications. Our patented tissue processing methods produce a unique matrix - a complete three-dimensional structure that contains proteins, growth factors and vascular channels - that provides a complete template for the regeneration of normal human tissue. We currently market a broad range of products: AlloDerm(R) acellular tissue matrix for skin grafting for burn and cancer patients as well as reconstructive surgical procedures and periodontal surgery; Repliform(R), an acellular tissue matrix for urologic and gynecologic procedures; Cymetra(R), a version of AlloDerm in particulate form for non-surgical correction of soft tissue defects; and Graft Jacket(TM), an acellular tissue matrix for orthopedic applications. We also distribute cryopreserved allograft skin for use as a temporary dressing in the treatment of burns and we are the exclusive marketing agent for the SmartPReP(TM) Platelet Concentration System in the United States to ear, nose and throat, plastic reconstructive and general surgeons in hospitals. Our development programs include the potential application of our tissue matrix technology to vascular, nerve and orthopedic tissues; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenues for the three months ended June 30, 2003 increased 15% to $9.7 million compared to $8.4 million for the same period in 2002. The increase was primarily attributable to a 14% increase in product revenues to $9.1 million in the current period as compared to $8.1 million in the prior year. The increase in product revenues was largely due to increased demand for AlloDerm. AlloDerm revenues increased 33% to $5.5 million in the three months ended June 30, 2003 compared to $4.1 million in the same period in 2002. Repliform revenues decreased slightly to $2.3 million in the three months ended June 30, 2003 compared to $2.5 million for the same period in 2002. Other product revenue, which includes Cymetra, cryopreserved allograft skin and Graft Jacket, decreased 5%, contributing $1.4 million in the second quarter of 2003 compared to $1.5 million for the same period in 2002. The decrease was primarily due to lower Cymetra revenues, partially offset by higher demand for Graft Jacket. We expect Cymetra revenues for the balance of the year to be below 2002 levels.

For the three months ended June 30, 2003, our sales and marketing agents and distributors generated 38% of our total product revenue. Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in the urologic and gynecologic markets and OMP, Inc. is our exclusive sales and marketing representative for Cymetra for office-based dermatologists and plastic surgeons. During the three months ended June 30, 2003, sales of our products through Boston Scientific Corporation and OMP represented 25% and 4%, respectively, of our total product revenues compared to 31% and 9%, respectively, for the same period in 2002. Both Boston Scientific and OMP are paid agency fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses. No other individual distributor generated more than 5% of our total product revenues in the three months ended June 30, 2003 or 2002.

Total revenues were also favorably impacted by a 56% increase in research grant revenues, which totaled $537,000 in 2003 compared to $344,000 in 2002. This increase was primarily due to an increase in research spending on projects funded by approved research grants, since research grant revenues are recognized as qualified expenses are incurred. During the second quarter of 2003, we were awarded a research grant from the National Institute of Health totaling $100,000. As of June 30, 2003, $3.0 million of approved research grant funding was available to fund future research and development expenses through 2004.

Cost of products sold for the three months ended June 30, 2003 was $2.8 million, or 31% of product revenues, compared to cost of products sold of $2.5 million, or 31% of product revenue for the same period in 2002.

Total research and development expenses remained unchanged at $1.2 million in the three months ended June 30, 2003 and 2002.

General and administrative expenses increased 26% to $1.5 million in the three months ended June 30, 2003 compared to $1.2 million in the same period in 2002. The increase was primarily attributable to an increase in professional fees and payroll and related expenses.

Selling and marketing expenses increased 12% to $3.7 million for the three months ended June 30, 2003 compared to $3.3 million in the same period in 2002. The increase in 2003 was primarily attributable to higher selling expense associated with the increase in product revenues and an increase in marketing expenses.

Interest and other income (expense), net decreased $21,000 in the three months ended June 30, 2003 compared to 2002. The net decrease was due to a $31,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $10,000 decline in interest income resulting from lower average interest rates during the period.

We intend to utilize net operating loss carryforwards to offset our estimated federal tax liability and as a result, have only provided for the federal alternative minimum tax. We were unable to utilize net operating loss carryforwards to offset our state tax liability in 2003 because the State of New Jersey enacted tax legislation in July 2002 suspending the use of loss carryforwards to offset taxable income in 2002 and 2003. We have provided a full valuation allowance against our net deferred tax assets due to our lack of historical profitability. However, the second quarter of 2003 was our seventh consecutive profitable quarter and once we achieve cumulative profitability over a three-year period, we will assess whether to recognize some or all of our deferred tax assets. The reversal of all or a portion of the valuation allowance would lead to a significant tax benefit being recorded.

Net income for the three months ended June 30, 2003 was $380,000, representing a 78% improvement from the $214,000 net income for the same period in 2002. The improvement in net income in 2003 was principally due to the positive contribution from higher product revenues, partially offset by increased operating expenses. Basic and diluted net income per common share in the three months ended June 30, 2003 were $0.02 and $0.01 per share, respectively, compared to $0.01 per share basic and diluted net income in the same period in 2002.


SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenues for the six months ended June 30, 2003 increased 16% to $18.7 million compared to $16.1 million for the same period in 2002. The increase was primarily attributable to a 15% increase in product revenues to $17.7 million in the current period as compared to $15.4 million in the prior year. The increase in product revenues was largely due to increased demand for AlloDerm. AlloDerm revenues increased 30% to $10.2 million in the six months ended June 30, 2003 compared to $7.9 million in the same period in 2002. Repliform revenues decreased slightly to $4.7 million in the six months ended June 30, 2003 compared to $4.8 million for the same period in 2002. Other product revenue including Cymetra, cryopreserved allograft skin and Graft Jacket increased 5%, contributing $2.8 million in the first six months of 2003 compared to $2.7 million for the same period in 2002. Cymetra revenue declined in the six months ended June 30, 2003 compared to the same period in 2002 and we expect Cymetra revenues for the balance of the year to be below 2002 levels.

For the six months ended June 30, 2003, our sales and marketing agents and distributors generated 39% of our total product revenue. During the six months ended June 30, 2003, sales of our products through Boston Scientific Corporation and OMP represented 26% and 4%, respectively, of our total product revenues compared to 31% and 9%, respectively, for the same period in 2002. No other individual distributor generated more than 5% of our total product revenues in the six months ended June 30, 2003 or 2002.

Total revenues were also favorably impacted by a 37% increase in research grant revenues, which totaled $947,000 in 2003 compared to $693,000 in 2002. This increase was primarily due to an increase in research spending on projects funded by approved research grants, since research grant revenues are recognized as qualified expenses are incurred.

Cost of products sold for the six months ended June 30, 2003 was $5.4 million, or 30% of product revenues, compared to cost of products sold of $4.9 million, or 32% of product revenue for the same period in 2002. The cost of products sold decreased as a percentage of product revenues due to efficiencies realized in our processing operation, as a result of volume increases and process improvements.

Total research and development expenses increased 8% to $2.5 million in the six months ended June 30, 2003 compared to $2.3 million for the same period in 2002. The increase was primarily associated with higher spending on research focused on the potential application of our tissue matrix technology to vascular tissue, which is funded through a grant from the Department of Defense, and increased spending on other product development projects.

General and administrative expenses increased 26% to $2.8 million in the six months ended June 30, 2003 compared to $2.2 million in the same period in 2002. The increase was primarily attributable to an increase in professional fees and payroll and related expenses.

Selling and marketing expenses increased 17% to $7.2 million for the six months ended June 30, 2003 compared to $6.2 million in the same period in 2002. The increase in 2003 was primarily attributable to higher selling expense associated with the increase in product revenues and an increase in marketing expenses.

Interest and other income (expense), net decreased $58,000 in the six months ended June 30, 2003 compared to 2002. The net decrease was due to a $75,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $17,000 decline in interest income resulting from lower average interest rates during the period.

In the six months ended June 30, 2003, we recorded a net tax benefit of $123,000 consisting of a provision for federal alternative minimum tax and state income taxes of $112,000, offset by proceeds of $235,000 from the sale of state net operating losses. The sale was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. No federal provision for income taxes has been recorded as we intend to utilize net operating loss carryforwards to offset our estimated federal tax liability. We were unable to utilize net operating loss carryforwards to offset our state tax liability in 2003 because the State of New Jersey enacted tax legislation in July 2002 suspending the use of loss carryforwards to offset taxable income in 2002 and 2003. We have provided a full valuation allowance against our net deferred tax assets due to our lack of historical profitability. However, the second quarter of 2003 was our seventh consecutive profitable quarter and once we achieve cumulative profitability over a three-year period, we will assess whether to recognize some or all of our deferred tax assets. The reversal of all or a portion of the valuation allowance would lead to a significant tax benefit being recorded.

Net income for the six months ended June 30, 2003 was $942,000, representing a 45% improvement from the $650,000 net income for the same period in 2002. The improvement in net income in 2003 was principally due to the positive contribution from higher product revenues, partially offset by increased operating expenses. Basic and diluted net income per common share in the six months ended June 30, 2003 were both $0.04 per share, respectively, compared to $0.03 per share basic and diluted net income in the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had cash and cash equivalents and short-term investments of $4.7 million compared to $5.5 million at December 31, 2002. Working capital increased to $11.7 million at June 30, 2003 from $11.5 million at December 31, 2002. The increase resulted principally from increases in inventory and receivables, partially offset by a decrease in cash and an increase in the current maturities of long term debt. Inventory increased as a result of an increase in the receipts of tissue from our organ procurement organizations and tissue banks and an increase in stock levels of AlloDerm to meet the increase in demand. Accounts receivable increased as a result of the increased sales activity.

Our operating activities generated net cash of $472,000 for the six months ended June 30, 2002 compared to $1,097,000 for the same period in 2002. Although net income increased in the first six months of 2003 compared to the same period in 2002, net cash provided by operating activities decreased due to lower non-cash charges and higher cash used to fund the net increase in working capital.

Our investing activities, which consist of purchases of capital equipment, used net cash of $1,573,000 for the six months ended June 30, 2003 compared to $203,000 for the same period in 2002. The increase in 2003 resulted principally from the purchase of hardware and software for a new enterprise resources planning (ERP) system and production equipment.

Our financing activities generated $358,000 for the six-month period ended June 30, 2003 compared to $623,000 used for principal payments on long-term debt in 2002. In the first six months of 2003, we received proceeds of $1.5 million under our credit facility. The proceeds were used to retire $863,000 of existing debt and to fund equipment purchases. At June 30, 2003, we had an aggregate of $1.2 million outstanding under our borrowing arrangements compared to $863,000 outstanding at December 31, 2002, and remaining availability on a revolving credit line of $2 million until January 2004. The following table reflects a summary of our contractual cash obligations as of June 30, 2003:

                                            Payments Due by Period
                         --------------------------------------------------------------
                                      Less than    One to        Four to      After
                           Total      one year   three years   five years   five years
                         ----------  ----------  ------------  -----------  -----------
Long-term debt (1)       $1,221,000  $  631,000  $    590,000  $        --  $        --
Operating leases          6,660,000     833,000     1,767,000    1,839,000    2,221,000
                         ----------  ----------  ------------  -----------  -----------
Total contractual
    cash obligations     $7,881,000  $1,464,000  $  2,357,000  $ 1,839,000  $ 2,221,000
                         ==========  ==========  ============  ===========  ===========

     (1) Under our debt agreements, the maturity of our outstanding debt could be accelerated if we do not maintain certain covenants.


We believe that our current cash resources together with anticipated product revenues, committed research and development grant funding and remaining availability under our credit facility will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, we may seek additional funding to increase our working capital or to meet the needs of our long term strategic plan. There can be no assurance that we will be able to obtain additional funding from either debt or equity financing, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.



Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.
          ----------------------------------------------------------------

We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2003.

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




PART  II.  OTHER  INFORMATION

Item 4.  Submission of Matters to A Vote of Security Holders.
         ----------------------------------------------------

An Annual Meeting of Stockholders was held on May 31, 2003. The directors elected at the annual meeting were: Paul G. Thomas, Michael E. Cahr, David Fitzgerald, James G. Foster and Jonathan Silverstein. All directors of the Company hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

     (i) With respect to the election of Directors by the holders of Common Stock and Series B Preferred Stock, voting together as a class, the persons named below received the following number of votes:

          Name                  Votes For   Votes Withheld
          --------------------  ----------  --------------
          Paul G. Thomas        15,265,701         814,073
          Michael E. Cahr       15,363,865         705,909
          David Fitzgerald      15,368,865         700,909
          James G. Foster       15,531,965         537,809
          Jonathan Silverstein  15,514,476         555,298

     (ii) With respect to a proposal to approve an amendment to LifeCell's 2000 Stock Option Plan to increase the number of shares of common stock of LifeCell reserved thereunder from 1,500,000 to 3,500,000, the votes cast by the holders of common stock and series B preferred stock voting together as a class were; 5,817,964 voted in favor, 1,235,376 voted against, and 61,500 votes abstained from voting on the proposal.

    (iii) With respect to a proposal to approve LifeCell's 2003 Director Stock Option Plan, the votes cast by the holders of common stock and series B preferred stock voting together as a class were; 5,963,993 voted in favor, 1,081,647 voted against, and 69,200 votes abstained from voting on the proposal.



Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          a.   EXHIBITS

                    99.1 Certifications  of  the  Registrant's  Chief  Executive
                         Officer, Paul G. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    99.2 Certification  of  the  Registrant's  Chief  Financial
                         Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    99.3 Certification  of  the  Registrant's  Chief  Executive
                         Officer, Paul G. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    99.4 Certification  of  the  Registrant's  Chief  Financial
                         Officer, Steven T. Sobieski, pursuant to Section 906 f the Sarbanes-Oxley Act of 2002



          b.   REPORTS  ON  FORM  8-K

               On April 24, 2003, the Company issued a press release regarding results for the three months ended March 31, 2003.

               On July 22, 2003, the Company issued a press release regarding results for the three months and six months ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LIFECELL CORPORATION




Date: July 23, 2003               By: /s/ Paul G. Thomas
                                     -------------------
                                  Paul G. Thomas
                                  Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date: July 23, 2003               By: /s/ Steven T. Sobieski
                                     -------------------
                                  Steven T. Sobieski
                                  Vice President, Finance
                                  Chief Financial Officer and Secretary
                                  (Principal Financial Officer)



Date: July 23, 2003               By: /s/ Bradly C. Tyler
                                     -------------------
                                  Bradly C. Tyler
                                  Controller
                                  (Principal Accounting Officer)