Form 10-Q
period 2003-09-30
LIFECELL CORP
filed 2003-10-27
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO


Commission file number:  01-19890



                              LIFECELL CORPORATION
             (Exact name of registrant as specified in its charter)



              DELAWARE                                   76-0172936
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    identification No.)


    ONE MILLENNIUM WAYBRANCHBURG,                          08876
              NEW JERSEY                                 (zip code)
(Address of principal executive office)


                                 (908) 947-1100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  YES  X   NO
                                             ---     ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  by  Rule  12b-2  of  the  Exchange  Act).  YES  X   NO
                                                        ---     ---


As of October 23, 2003, there were outstanding 25,436,490 shares of common stock, par value $.001, and 71,230 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 2,580,805 shares of common stock), of the registrant.

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                                            LIFECELL CORPORATION
                                               BALANCE SHEETS
                                                 (unaudited)

                                                                              September 30,    December 31,
                                                                                  2003             2002
                                                                             ---------------  --------------
                                                   ASSETS
Current assets
   Cash and cash equivalents                                                 $   18,868,000   $   5,202,000
   Short-term investments                                                           256,000         256,000
   Receivables, less allowance for doubtful accounts of
     $98,000 and $40,000 in 2003 and 2002                                         5,244,000       4,332,000
   Inventories                                                                    8,419,000       6,367,000
   Prepayments and other                                                            461,000         257,000
                                                                             ---------------  --------------
        Total current assets                                                     33,248,000      16,414,000

Fixed assets,  net                                                                7,668,000       7,091,000
Other assets,  net                                                                  576,000         611,000
                                                                             ---------------  --------------
        Total assets                                                         $   41,492,000   $  24,116,000
                                                                             ===============  ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                          $    1,319,000   $   1,438,000
   Accrued liabilities                                                            4,649,000       3,173,000
   Current maturities of long-term debt                                                  --         337,000
                                                                             ---------------  --------------
        Total current liabilities                                                 5,968,000       4,948,000

Deferred revenue                                                                    185,000         351,000
                                                                             ---------------  --------------
Long-term debt                                                                           --         526,000
                                                                             ---------------  --------------
Other liabilities                                                                   174,000          94,000
                                                                             ---------------  --------------

Commitments and contingencies

Temporary equity
  Common stock, subject to redemption, $.001 par value, 0 and 113,836
    shares issued and outstanding in 2003 and 2002                                       --         478,000

Stockholders' equity
   Series B preferred stock, $.001 par value, 182,205 shares authorized;
     71,730 and 74,278 shares issued and outstanding in 2003 and 2002
     (liquidation preference at September 30, 2003 of $7,173,000)                        --              --
   Undesignated preferred stock, $.001 par value, 1,817,795 shares
     authorized; none issued and outstanding                                             --              --
   Common stock, $.001 par value, 48,000,000 shares authorized;
     25,414,936 and 21,193,159 shares issued and outstanding in
     2003 and 2002                                                                   25,000          21,000
   Warrants to purchase shares of common stock; 2,084,211 and
     2,284,211 outstanding in 2003 and 2002                                       3,620,000       4,002,000
   Additional paid-in capital                                                    94,413,000      78,037,000
   Accumulated deficit                                                          (62,893,000)    (64,341,000)
                                                                             ---------------  --------------
        Total stockholders' equity                                               35,165,000      17,719,000
                                                                             ---------------  --------------
        Total liabilities and stockholders' equity                           $   41,492,000   $  24,116,000
                                                                             ===============  ==============


   The accompanying notes are an integral part of these financial statements.

                                             LIFECELL CORPORATION
                                           STATEMENTS OF OPERATIONS
                                                 (unaudited)


                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                          --------------------------------  --------------------------------
                                               2003             2002             2003             2002
                                          ---------------  ---------------  ---------------  ---------------
Revenues:
   Product revenues                       $   10,103,000   $    8,711,000   $   27,831,000   $   24,071,000
   Research grant revenues                       402,000          391,000        1,349,000        1,084,000
                                          ---------------  ---------------  ---------------  ---------------
       Total revenues                         10,505,000        9,102,000       29,180,000       25,155,000
                                          ---------------  ---------------  ---------------  ---------------

Costs and expenses:
   Cost of products sold                       2,995,000        2,642,000        8,355,000        7,551,000
   Research and development                    1,667,000        1,295,000        4,150,000        3,594,000
   General and administrative                  1,387,000        1,293,000        4,165,000        3,490,000
   Selling and marketing                       3,816,000        3,401,000       11,017,000        9,555,000
                                          ---------------  ---------------  ---------------  ---------------
       Total costs and expenses                9,865,000        8,631,000       27,687,000       24,190,000
                                          ---------------  ---------------  ---------------  ---------------

Income from operations                           640,000          471,000        1,493,000          965,000

Interest and other expense, net                   (9,000)         (29,000)         (43,000)        (121,000)

Income before income taxes                       631,000          442,000        1,450,000          844,000

   Income tax benefit (provision)               (125,000)         (98,000)          (2,000)         150,000
                                          ---------------  ---------------  ---------------  ---------------

Net income                                $      506,000   $      344,000   $    1,448,000   $      994,000
                                          ===============  ===============  ===============  ===============

Net income per common share:
    Basic                                 $         0.02   $         0.02   $         0.07   $         0.05
                                          ===============  ===============  ===============  ===============
    Diluted                               $         0.02   $         0.01   $         0.06   $         0.04
                                          ===============  ===============  ===============  ===============

Shares used in computing net income
   per common share:
     Basic                                    23,323,439       21,306,995       21,602,699       21,131,323
                                          ===============  ===============  ===============  ===============
     Diluted                                  28,426,097       24,230,967       25,817,936       24,750,515
                                          ===============  ===============  ===============  ===============


    The accompanying notes are an integral part of these financial statements

                                        LIFECELL CORPORATION
                                      STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                    Nine months ended September 30,
                                                                    --------------------------------
                                                                         2003             2002
                                                                    ---------------  ---------------
Cash flows from operating activities:
   Net income                                                       $    1,448,000   $      994,000
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                      1,352,000        1,597,000
      Provision for bad debt                                                56,000                -
      Deferred revenues                                                   (166,000)        (165,000)
      Deferred rent expense                                                 80,000           18,000
      Increase (decrease) in cash from working capital:
          Receivables                                                     (968,000)         (27,000)
          Inventories                                                   (2,052,000)      (1,090,000)
          Prepayments and other                                           (204,000)         (22,000)
          Accounts payable and accrued liabilities                       1,357,000          595,000
                                                                    ---------------  ---------------

     Net cash provided by operating activities                             903,000        1,900,000
                                                                    ---------------  ---------------


Cash flows from investing activities:
   Capital expenditures                                                 (1,894,000)        (439,000)
                                                                    ---------------  ---------------

     Net cash used in investing activities                              (1,894,000)        (439,000)
                                                                    ---------------  ---------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                               15,520,000                -
   Proceeds from issuance of long-term debt                              1,451,000                -
   Principal payments on long-term debt                                 (2,314,000)        (997,000)
                                                                    ---------------  ---------------

     Net cash provided by (used in) financing activities                14,657,000         (997,000)
                                                                    ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                    13,666,000          464,000
Cash and cash equivalents at beginning of period                         5,202,000        4,650,000
                                                                    ---------------  ---------------

Cash and cash equivalents at end of period                              18,868,000        5,114,000
                                                                    ===============  ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                       $       59,000   $      170,000
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


2.   INVENTORIES

Inventories  consist  of  the  following:

                                                  September 30,   December 31,
                                                       2003           2002
Tissue and materials . . . . . . . . . . . . .    $    3,697,000  $   2,940,000
                                                  --------------  -------------
Tissue products in-process . . . . . . . . . .         2,408,000      1,446,000
Finished tissue products . . . . . . . . . . .         2,314,000      1,981,000
                                                  --------------  -------------
Total inventories. . . . . . . . . . . . . . .    $    8,419,000  $   6,367,000
                                                  ==============  =============


3.   FINANCING  ARRANGEMENTS  AND  LONG-TERM  DEBT

In January 2003, the Company secured a $4 million credit facility through a financial institution consisting of a $2 million revolving line of credit and an equipment line for up to an additional $2 million. The credit facility is collateralized by the Company's accounts receivable, inventory, intellectual property, intangible and fixed assets. The agreement contains certain financial covenants and a subjective acceleration clause. The revolving line of credit bears interest at the bank prime rate plus 0.75% and is available through January 2004. The equipment term note bore interest at the bank prime rate plus 1.5%. In January 2003, the Company received proceeds of $880,000 under the equipment line portion of the credit facility and used these proceeds to repay the debt and accrued interest outstanding at December 31, 2002. In March 2003, the Company received additional proceeds of $571,000 under the equipment line portion of the credit facility to finance capital expenditures. Advances under the equipment line were only available through March 31, 2003 and, accordingly, the unused portion of the equipment line has expired. In September 2003, the Company repaid the entire outstanding balance on the equipment line. At September 30, 2003, the Company has remaining availability on the revolving line of credit of $2 million until January 2004.


4.   INCOME  TAXES

In January 2003, the Company realized $235,000 through the sale and transfer of $3.0 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. The Company realized $248,000 through the sale and transfer of $3.2 million of state tax net operating losses in 2002. The amount realized in each period has been reflected as an income tax benefit in the statement of operations.

To date the Company has provided a full valuation allowance against its net deferred tax assets due to its lack of historical profitability. However, the third quarter of 2003 was the Company's eighth consecutive profitable quarter and once the Company achieves cumulative profitability over a three-year period, it will assess whether to recognize some or all of these deferred tax assets. The reversal of all or a portion of the valuation allowance would lead to a significant tax benefit being recorded.

5.   CAPITAL  STOCK,  OPTIONS  AND  WARRANTS

Common  stock,  subject  to  redemption

In July 2003, the Company received notification that the investor holding shares of the Company's common stock that were subject to redemption sold the remainder of all such shares and accordingly, the redemption rights terminated. As a result, such shares were reclassified to common stock as of June 30, 2003.

Common  stock

In August 2003, the Company sold 3,294,113 shares of its common stock at $4.25 per share in a private placement to a group of institutional investors. In connection with the private placement, in September 2003, the Company sold an additional 395,856 shares of its common stock at $4.25 per share to several holders of LifeCell's Series B preferred stock, including one of the Company's directors. These shares were sold pursuant to a contractual right of the holders of the Series B preferred stock to participate in the August 2003 private placement. In addition, the Company has registered for resale all of the shares of common stock sold in the private placement. The net proceeds of the private placement were approximately $14.7 million after deducting offering costs.

Options

In May 2003, the Company's shareholders approved an amendment to the Company's 2000 Stock Option Plan (the "2000 Plan") increasing the number of shares reserved for issuance under the 2000 Plan by 2,000,000 shares, from 1,500,000 to 3,500,000.

In May 2003, the Company's shareholders approved the LifeCell Corporation 2003 Non-Employee Director Stock Option Plan (the "2003 Directors Plan"). Under the 2003 Directors Plan, options may be granted to purchase up to 750,000 shares of the Company's common stock through March 2013. Options granted will vest on the first anniversary and will have a maximum term of ten years. The 2003 Directors Plan is intended to replace the Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, which terminated in July 2003.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                        --------------------------------  --------------------------------
                                             2003             2002             2003             2002
                                        ---------------  ---------------  ---------------  ---------------
Net income, as reported                 $      506,000   $      344,000   $    1,448,000   $      994,000
Less:  Total stock-based compensation
    expense determined under fair
    value based method for all awards,
    net of related tax effects                (245,000)        (293,000)        (800,000)        (944,000)
                                        ---------------  ---------------  ---------------  ---------------
Net Income, Pro forma                   $      261,000   $       51,000   $      648,000   $       50,000
                                        ===============  ===============  ===============  ===============
Income per common share - basic
As reported                             $         0.02   $         0.02   $         0.07   $         0.05
                                        ===============  ===============  ===============  ===============
Pro forma                               $         0.01   $         0.00   $         0.03   $         0.00
                                        ===============  ===============  ===============  ===============

Income per common share - diluted
As reported                             $         0.02   $         0.01   $         0.06   $         0.04
                                        ===============  ===============  ===============  ===============
Pro forma                               $         0.01   $         0.00   $         0.03   $         0.00
                                        ===============  ===============  ===============  ===============

6.   NET  INCOME  PER  COMMON  SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                            ---------------------------------  -------------------------------
                                                  2003             2002             2003            2002
                                            ----------------  ---------------  --------------  ---------------
Net income                                  $        506,000  $       344,000  $    1,448,000  $       994,000
                                            ================  ===============  ==============  ===============

Weighted average common shares
      outstanding                                 23,323,439       21,306,995      21,602,699       21,131,323
                                            ----------------  ---------------  --------------  ---------------
Denominator for basic net income
      per share                                   23,323,439       21,306,995      21,602,699       21,131,323
                                            ----------------  ---------------  --------------  ---------------

Effect of dilutive securities:
      Series B preferred stock assuming
          conversion                               2,612,291        2,691,240       2,674,936        2,866,914
      Warrants                                     1,179,878          206,506         892,857          564,476
      Common stock options                         1,310,489           10,905         647,444          172,481
      Assumed deemed dividend on
        common stock subject to redemption                 -           15,321               -           15,321
                                            ----------------  ---------------  --------------  ---------------
Denominator for diluted net income
      per share                                   28,426,097       24,230,967      25,817,936       24,750,515
                                            ----------------  ---------------  --------------  ---------------

Basic net income per share                  $           0.02  $          0.02  $         0.07  $          0.05
                                            ================  ===============  ==============  ===============

                                            ----------------  ---------------  --------------  ---------------
Diluted net income per share                $           0.02  $          0.01  $         0.06  $          0.04
                                            ================  ===============  ==============  ===============

The calculation of net income per share for the quarters ended September 30, 2003 and 2002 excludes potentially dilutive common stock equivalents of 286,350 in 2003 and 3,260,855 in 2002. The calculation of net income per share for the nine months ended September 30, 2003 and 2002 excludes potentially dilutive common stock equivalents of 1,264,661 in 2003 and 2,467,230 in 2002. These common stock equivalents, which consisted of outstanding warrants and common stock options, were not included in the calculation of the net income per share because their inclusion would be antidilutive.


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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with the Securities and Exchange Commission are available free of charge through our website at www.lifecell.com. Information on our website does
                              ----------------
not  constitute  a  part  of  this  report.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002

Total revenues for the three months ended September 30, 2003 increased 15% to $10.5 million compared to $9.1 million for the same period in 2002. The increase was primarily attributable to a 16% increase in product revenues to $10.1 million in the current period as compared to $8.7 million in the prior year. The increase in product revenues was largely due to increased demand for AlloDerm. AlloDerm revenues increased 38% to $6.4 million in the three months ended September 30, 2003 compared to $4.7 million in the same period in 2002. Repliform revenues decreased 19% to $2.1 million in the three months ended
September 30, 2003 compared to $2.6 million for the same period in 2002. Repliform revenues have been negatively affected by competition from synthetic alternatives for the treatment of stress urinary incontinence. We expect this negative trend to continue for the balance of the year. Other product revenue, which includes Cymetra, cryopreserved allograft skin and Graft Jacket, increased 7%, contributing $1.6 million in the third quarter of 2003 compared to $1.5 million for the same period in 2002. The increase was primarily due to higher demand for Graft Jacket and cryopreserved allograft skin, partially offset by a decrease in Cymetra revenues. Cymetra revenues have been negatively impacted by competitive products and we expect this trend to continue for the balance of the year. In August of 2003, we discontinued our marketing agreement with Harvest Technologies for the distribution of Harvest's SmartPReP(TM) Platelet Concentration System. The discontinuance of this agreement will not have a material negative impact on our future revenues since revenues from the distribution of the SmartPReP(TM) system were not material in 2003.

For the three months ended September 30, 2003, our sales and marketing agents and distributors generated 31% of our total product revenue. Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in the urologic and gynecologic markets and OMP, Inc. is our exclusive sales and marketing representative for Cymetra for office-based dermatologists and plastic surgeons. During the three months ended September 30, 2003, sales of our products through Boston Scientific Corporation and OMP represented 21% and 2%, respectively, of our total product revenues compared to 29% and 8%, respectively, for the same period in 2002. Both Boston Scientific and OMP are paid agency fees based on the amount of product revenues they generate for us. Such fees are recorded as selling and marketing expenses. No other individual distributor generated more than 5% of our total product revenues in the three months ended September 30, 2003 or 2002.

Research grant revenues increased 3% to $402,000 in 2003 compared to $391,000 in 2002. This increase was primarily due to an increase in research spending on projects funded by approved research grants, since research grant revenues are recognized as qualified expenses are incurred. During the third quarter of 2003, we were awarded a research grant from the National Institute of Health totaling $1.1 million. As of September 30, 2003, $3.7 million of approved research grant funding was available to fund future research and development expenses through 2005.

Cost of products sold for the three months ended September 30, 2003 was $3.0 million, or 30% of product revenues, compared to cost of products sold of $2.6 million, or 30% of product revenue for the same period in 2002.

Total research and development expenses increased 29% to $1.7 million in the three months ended September 30, 2003 compared to $1.3 million in the same period in 2002. The increase was primarily attributable to higher development expenses associated with AlloCraft(TM) DBM, a human tissue based bone grafting product.

General and administrative expenses increased 7% to $1.4 million in the three months ended September 30, 2003 compared to $1.3 million in the same period in 2002. The increase was primarily attributable to an increase in professional fees and payroll and related expenses.

Selling and marketing expenses increased 12% to $3.8 million for the three months ended September 30, 2003 compared to $3.4 million in the same period in 2002. Such amounts include marketing agent fees of $1.1 million and $1.4 million in 2003 and 2002. The increase in 2003 was primarily attributable to higher selling expense associated with the increase in product revenues and an increase in marketing expenses.

Interest and other income (expense), net decreased $20,000 in the three months ended September 30, 2003 compared to 2002. The net decrease was due to a $27,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $7,000 decline in interest income resulting from lower average interest rates during the period.

We intend to utilize net operating loss carryforwards to offset our estimated federal tax liability and as a result, have only provided for the federal alternative minimum tax. We were unable to utilize net operating loss carryforwards to offset our state tax liability in 2003 because the State of New Jersey enacted tax legislation in July 2002 suspending the use of loss carryforwards to offset taxable income in 2002 and 2003. To date we have provided a full valuation allowance against our net deferred tax assets due to our lack of historical profitability, however, we anticipate recognizing some or all of our deferred tax assets in the fourth quarter of 2003 when we expect to achieve cumulative profitability over a three-year period. The reversal of all or a portion of the valuation allowance would lead to a significant tax benefit being recorded.

Net income for the three months ended September 30, 2003 was $506,000, representing a 47% improvement from the $344,000 net income for the same period in 2002. The improvement in net income in 2003 was principally due to the positive contribution from higher product revenues, partially offset by increased operating expenses. Basic and diluted net income per common share in the three months ended September 30, 2003 were $0.02 per share, compared to $0.02 and $0.01 basic and diluted net income per share in the same period in 2002.

NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002

Total revenues for the nine months ended September 30, 2003 increased 16% to $29.2 million compared to $25.2 million for the same period in 2002. The increase was primarily attributable to a 16% increase in product revenues to $27.8 million in the current period as compared to $24.1 million in the prior year. The increase in product revenues was largely due to increased demand for AlloDerm. AlloDerm revenues increased 33% to $16.7 million in the nine months ended September 30, 2003 compared to $12.5 million in the same period in 2002 as a result of competition discussed above. Repliform revenues decreased 8% to $6.8 million in the nine months ended September 30, 2003 compared to $7.4 million for the same period in 2002. Other product revenue, which includes Cymetra, cryopreserved allograft skin and Graft Jacket increased 6%, contributing $4.4 million in the first nine months of 2003 compared to $4.2 million for the same period in 2002. The increase was primarily due to higher demand for Graft Jacket and cryopreserved allograft skin, partially offset by a decrease in Cymetra revenues. As discussed above, we expect the negative trend in Repliform and Cymetra revenues to continue for the balance of the year.

For the nine months ended September 30, 2003, our sales and marketing agents and distributors generated 36% of our total product revenue. During the nine months ended September 30, 2003, sales of our products through Boston Scientific Corporation and OMP represented 24% and 4%, respectively, of our total product revenues compared to 31% and 9%, respectively, for the same period in 2002. No other individual distributor generated more than 5% of our total product revenues in the nine months ended September 30, 2003 or 2002.

Total revenues were also favorably impacted by a 24% increase in research grant revenues, which totaled $1.3 million in 2003 compared to $1.1 million in 2002. This increase was primarily due to an increase in research spending on projects funded by approved research grants, since research grant revenues are recognized as qualified expenses are incurred.

Cost of products sold for the nine months ended September 30, 2003 was $8.4 million, or 30% of product revenues, compared to cost of products sold of $7.6 million, or 31% of product revenue for the same period in 2002. The cost of products sold decreased as a percentage of product revenues due to efficiencies realized in our processing operation, as a result of volume increases and process improvements.

Total research and development expenses increased 15% to $4.2 million in the nine months ended September 30, 2003 compared to $3.6 million for the same period in 2002. The increase was primarily associated with higher spending on research focused on the potential application of our tissue matrix technology to vascular tissue, which is funded through a grant from the Department of Defense, and increased development spending on AlloCraft DBM and other product development programs.

General and administrative expenses increased 19% to $4.2 million in the nine months ended September 30, 2003 compared to $3.5 million in the same period in 2002. The increase was primarily attributable to an increase in professional fees and payroll and related expenses.

Selling and marketing expenses increased 15% to $11.0 million for the nine months ended September 30, 2003 compared to $9.6 million in the same period in 2002. Such amounts include marketing agent fees of $3.6 million and $4.2 million in 2003 and 2002. The increase in 2003 was primarily attributable to higher selling expense associated with the increase in product revenues and an increase in marketing expenses.

Interest and other income (expense), net decreased $78,000 in the nine months ended September 30, 2003 compared to 2002. The net decrease was due to a $102,000 decrease in interest expense resulting from a decrease in debt outstanding, partially offset by a $24,000 decline in interest income resulting from lower average interest rates during the period.

In the nine months ended September 30, 2003, we recorded a net tax provision of $2,000 consisting of a provision for federal alternative minimum tax and state income taxes of $237,000, offset by proceeds of $235,000 from the sale of state net operating losses. The sale was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. No federal provision for regular income taxes has been recorded as we intend to utilize net operating loss carryforwards to offset our estimated federal tax liability. We were unable to utilize net operating loss carryforwards to offset our state tax liability in 2003 because the State of New Jersey enacted tax legislation in July 2002 suspending the use of loss carryforwards to offset taxable income in 2002 and 2003. To date we have provided a full valuation allowance against our net deferred tax assets due to our lack of historical profitability, however, we anticipate recognizing some or all of our deferred tax assets in the fourth quarter of 2003 when we expect to achieve cumulative profitability over a three-year period. The reversal of all or a portion of the valuation allowance would lead to a significant tax benefit being recorded.

Net income for the nine months ended September 30, 2003 was $1.4 million, representing a 46% improvement from the $1.0 million net income for the same period in 2002. The improvement in net income in 2003 was principally due to the positive contribution from higher product revenues, partially offset by increased operating expenses. Basic and diluted net income per common share in the nine months ended September 30, 2003 were $0.07 and $0.06 per share, respectively, compared to $0.05 and $0.04 basic and diluted net income per share in the same period in 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2003, we had cash and cash equivalents and short-term investments of $19.1 million compared to $5.5 million at December 31, 2002. Working capital increased to $27.3 million at September 30, 2003 from $11.5 million at December 31, 2002. The increase resulted principally from the $14.7 million of net proceeds from the private placement of stock in the third quarter 2003 and $800,000 of proceeds from the exercises of common stock warrants and options.

Our operating activities generated net cash of $903,000 for the nine months ended September 30, 2002 compared to $1,900,000 for the same period in 2002. Although net income increased in the first nine months of 2003 compared to the same period in 2002, net cash provided by operating activities decreased due to lower non-cash charges and higher cash used to fund the net increase in working capital. Accounts receivable increased $856,000 from December 31, 2002 due to the higher revenues in the third quarter of 2003 versus the fourth quarter of 2002. Inventories increased by $2.1 million in the first nine months of 2003 due to higher receipts of tissue from our tissue banks and a planned increase in our in-process and processed tissue products to support the increase in demand.

Our investing activities, which consist of purchases of capital equipment, used net cash of $1,894,000 for the nine months ended September 30, 2003 compared to $439,000 for the same period in 2002. The increase in 2003 resulted principally from the purchase of hardware and software for a new enterprise resources planning (ERP) system and production equipment.

Our financing activities generated $14.7 million for the nine-month period ended September 30, 2003 compared to $1.0 million used for principal payments on long-term debt in 2002. In the first nine months of 2003, we received net proceeds of $15.5 million from the private placement of stock and the exercise of warrants and common stock options. During the third quarter of 2003, we utilized $1.1 million to retire our outstanding long-term debt. At September 30, 2003, we had no debt outstanding under our borrowing arrangements compared to $863,000 outstanding at December 31, 2002, and we had remaining availability on a revolving credit line of $2 million until January 2004. The following table reflects a summary of our contractual cash obligations as of September 30, 2003:

                                           Payments Due by Period
                        -------------------------------------------------------------
                                    Less than     One to      Four to       After
                          Total      one year  three years   five years   five years
                        ----------  ---------  ------------  -----------  -----------
Operating leases        $6,451,000  $ 833,000  $  1,789,000  $ 1,839,000  $ 1,990,000
                        ----------  ---------  ------------  -----------  -----------
Total contractual
      cash obligations  $6,451,000  $ 833,000  $  1,789,000  $ 1,839,000  $ 1,990,000
                        ==========  =========  ============  ===========  ===========


We believe that our current cash resources together with anticipated product revenues, committed research and development grant funding and remaining availability under our credit facility will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, we may seek additional funding to increase our working capital or to meet the needs of our long-term strategic plan. There can be no assurance that we will be able to obtain additional funding from either debt or equity financing, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

We are exposed to changes in interest rates primarily from our debt arrangements and, secondarily, from our investments in certain securities. Although our short-term investments are available for sale, we generally hold such investments until maturity. We do not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2003.

Item 4.   Controls and Procedures.
          -----------------------

          a.   DISCLOSURE CONTROLS AND PROCEDURES.

               As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

          b.   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

               There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION

Item  2.   Changes  in  Securities  and  Use  of  Proceeds.
           -----------------------------------------------

In August 2003, we sold 3,294,113 shares of our common stock at $4.25 per share in a private placement to a group of institutional investors. In connection with the private placement, in September 2003, we sold an additional 395,856 shares of our common stock at $4.25 per share to several holders of our Series B preferred stock, including one director. These shares were sold pursuant to a contractual right of the holders of our Series B preferred stock to participate in the August 2003 private placement. In addition, we have registered for resale all of the shares of common stock sold in the private placement.

These securities were issued in a transaction not involving a public offering and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended


Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          a.   EXHIBITS

               31.1 Certifications of our Chief Executive Officer, Paul G.
                    Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of our Chief Financial Officer, Steven T.
                    Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of our Chief Executive Officer, Paul G. Thomas
                    and Chief Financial Officer, Steven T. Sobieski, pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

          b.   REPORTS  ON  FORM  8-K

               On August 11, 2003, the Company announced that it entered into definitive purchase agreements with a group of institutional investors for the private placement of 3,294,113 newly issued shares of common stock at $4.25 per share.

               On September 26, 2003, the Company announced that it had sold an additional 395,856 shares of its common stock at $4.25 per share to several holders of its Series B preferred stock. These shares were sold pursuant to the right of the holders of its Series B preferred stock to participate in the August 2003 private placement.

               On October 20, 2003, we issued a press release regarding results for the three months and nine months ended September 30, 2003.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LIFECELL  CORPORATION




Date:  October  27,  2003               By:  /s/  Paul  G.  Thomas
                                             ---------------------
                                        Paul G. Thomas
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive  Officer)


Date:  October  27,  2003               By:  /s/  Steven  T.  Sobieski
                                             -------------------------
                                        Steven T. Sobieski
                                        Vice President, Finance
                                        Chief Financial Officer and Secretary
                                        (Principal Financial Officer)



Date:  October  27,  2003               By:  /s/ Bradly C. Tyler
                                             ----------------------
                                        Bradly C. Tyler
                                        Controller
                                        (Principal Accounting Officer)