Form 10-K
period 2003-12-31
LIFECELL CORP
filed 2004-03-15
CIK 849448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                       ----------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003     COMMISSION FILE NUMBER:  0-19890

                              LIFECELL CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               76-0172936
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

               Yes  X  No  __

The aggregate market value of the voting stock (Common Stock and Series B Preferred Stock, assuming conversion of such Preferred Stock into Common Stock at the current conversion rate) held by non-affiliates of registrant as of June 30, 2003: $96,453,000.

Number of shares of registrant's Common Stock outstanding as of February 27, 2004: 25,667,537. (As of February 27, 2004 there were 67,601 shares of Series B Preferred Stock outstanding which are convertible into an additional 2,449,319 shares of Common Stock.)

                                                TABLE OF CONTENTS

                                                   DESCRIPTION


Item                                                                                                        Page
----------  ----------------------------------------------------------------------------------------------  ----

PART I
  Item 1.   Business                                                                                           3
               General                                                                                         3
               Technology                                                                                      3
               Products                                                                                        5
               Product Development Activities                                                                  7
               Marketing and Distribution                                                                      9
               Sources of Materials                                                                            9
               Government Regulation                                                                           9
               Research and Development                                                                       14
               Patents, Proprietary Information & Trademarks                                                  15
               Competition                                                                                    16
               Employees                                                                                      16
               Risk Factors                                                                                   16
               Special Note Regarding Forward-Looking Statements                                              23
               Supervision and Regulation - Securities and Exchange Commission                                23
  Item 2.   Properties                                                                                        23
  Item 3.   Legal Proceedings                                                                                 23
  Item 4    Submission of Matters to a Vote of Security Holders                                               24

PART II
  Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and
               Issuer Purchases of Equity Securities                                                          25
            Dividend Policy                                                                                   25
  Item 6.   Selected Financial Data                                                                           26
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations             27
               General and Background                                                                         27
               Critical Accounting Policies                                                                   27
               Results of Operations                                                                          28
               Liquidity and Capital Resources                                                                30
  Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                                         32
  Item 8.   Financial Statements and Supplementary Data                                                       32
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              32
  Item 9A.  Controls and Procedures                                                                           32

PART III
  Item 10.  Directors and Executive Officers of the Registrant                                                33
  Item 11.  Executive Compensation                                                                            38
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    42
  Item 13.  Certain Relationships and Related Transactions                                                    44
  Item 14.  Principal Accountant Fees and Services                                                            44

PART IV
  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  46

PART I

     This Annual Report on Form 10-K contains, in addition to historical information, "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See "Business-Special Note Regarding Forward-Looking Statements."

ITEM 1.   BUSINESS

GENERAL

     We develop and market products made from human (allograft) tissue for use in reconstructive, urogynecologic and orthopedic surgical procedures. Our patented tissue processing technology produces a unique regenerative tissue matrix - a complex three-dimensional structure that contains proteins, growth factor binding sites and vascular channels - that provides a complete template for the regeneration of normal human tissue. We currently market a broad range of tissue-based products: AlloDerm(R), our regenerative tissue matrix for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra(R), a version of AlloDerm(R) in particulate form; Repliform(R), our regenerative tissue matrix for urogynecologic procedures; Graft Jacket(TM), our regenerative tissue matrix for orthopedic applications; and AlloCraft(TM)DBM, our regenerative tissue matrix for bone grafting procedures. We also distribute cryopreserved allograft skin for use as a temporary wound dressing in the treatment of burns. Our development programs include the potential application of our tissue matrix technology to vascular and orthopedic tissue repair; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

     We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986. Our address is One Millennium Way, Branchburg, New Jersey 08876, our phone number is (908) 947-1100 and our website address is www.lifecell.com.


TECHNOLOGY

     Our patented tissue processing technology produces a unique regenerative tissue matrix - a complex three-dimensional structure that contains proteins, growth factor binding sites and vascular channels - that provides a complete template for the regeneration of normal human tissue. To date our product development programs have been generated from the following proprietary technologies:

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

     Soft tissue, such as dermis, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins, growth factor binding sites and blood vessels (the "tissue matrix"). Together, the tissue matrix and the cells that populate it form the soft tissues of the body and other tissue types. As part of the body's natural remodeling process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix. However, in the event that a large portion of the tissue matrix is destroyed or lost because of trauma or surgery, the body cannot regenerate the damaged portion. The only method of replacing large sections of the tissue matrix is through transplantation.

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

     We believe our tissue matrix technology offers the following important benefits:

          Natural Tissue Regeneration. Tissue grafts produced with our tissue matrix technology retain the structural and biochemical properties that support normal cell repopulation and normal soft tissue regeneration. In addition, in our clinical studies with dermis and preliminary animal studies with heart valve leaflets, nerve connective tissue grafts and vascular grafts processed using our technology, we have shown that such tissues can be remodeled by the recipient's own cells and eventually become the recipient's own tissue.

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

          Safety. Our tissue matrix technology yields products that can revascularize and integrate into the body's own tissues, thereby allowing the patient's immune cells to penetrate into the transplanted tissue and thus aid in preventing infections. In contrast, certain synthetic implants do not allow penetration of the patient's immune cells, thereby compromising the body's natural ability to fight infections. Our processed human tissue products have a proven safety record of over ten years and with over 520,000 tissue grafts processed and distributed to date.

          Prolonged Shelf Life. Our tissue matrix technology allows extended storage and ease of transportation of products. AlloDerm, Repliform and Graft Jacket can be stored at normal refrigerated temperatures for up to two years. In contrast, traditionally processed skin allografts require low temperature (-80 degrees C) storage and shipping with dry ice. Cymetra can be stored at normal refrigerated temperatures for up to one year. AlloCraft DBM can be stored at ambient temperature for up to one year.

          Compatibility with Other Technologies. Human tissues processed with our technology retain important biochemical components, such as proteoglycans and hyaluronic acid. These biochemical components bind growth factors and interact with cells that are involved in tissue regeneration. Therefore, we believe it may be possible to use our technology to develop tissue-based delivery vehicles for these factors and cells.


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


PRODUCTS

RECONSTRUCTIVE  TISSUE  PRODUCTS

     ALLODERM  REGENERATIVE  TISSUE  MATRIX

     AlloDerm is donated cadaveric skin that has been processed with our tissue matrix technology. We believe that AlloDerm is the only human tissue product on the market today that supports the regeneration of normal human soft tissue. Following transplant, AlloDerm is revascularized (i.e., blood supply is restored) and repopulated with the patient's own cells becoming engrafted into the patient. AlloDerm is a versatile tissue and has multiple surgical applications.

     AlloDerm is marketed to plastic reconstructive and general surgeons as an "off-the-shelf" alternative to autograft tissue and synthetic materials. AlloDerm is predominately used in plastic reconstructive, general surgical, burn and periodontal procedures:

     - as an implant for soft tissue reconstruction or tissue deficit correction;

     -  as  an  interpositional  graft  for  tissue  coverage  or  closure;  and

     -  as  a  sling  to  support  tissue  following  nerve  or  muscle  damage.

     In these procedures, alternatives to using AlloDerm include autologous tissue, synthetic and biosynthetic materials. We believe the disadvantages of using autologous tissue are the creation of a separate donor site wound and the associated pain, morbidity and scarring from this additional wound. Additionally, we believe the disadvantages of using synthetic materials are the susceptibility of synthetics to infection, encapsulation (scarring), the graft moving away from the transplanted area (mobility), and erosion of the graft through the skin (extrusion). Some biosynthetic materials may include bovine collagen, which requires patient sensitivity testing.

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

     Periodontal surgeons use AlloDerm to increase the amount of attached gum tissue supporting the teeth. Prior to the development of AlloDerm, these procedures were predominately performed with autologous connective tissue grafts excised from the roof of the patient's mouth and then transplanted to the gum. BioHorizons Implant Systems, Inc. is our exclusive distributor of AlloDerm and AlloDerm(R)GBR(TM) for use in periodontal applications in the United States and certain international markets.

     In periodontal surgery, alternatives to using AlloDerm include autologous tissue as well as synthetic material. We believe that AlloDerm has advantages over autologous tissue because of the reduced trauma to the patient, and over certain non-resorbable synthetic materials because it integrates into the patient's tissue and does not require a separate procedure for removal.


     CYMETRA MICRONIZED ALLODERM(R) TISSUE

     Cymetra Micronized AlloDerm Tissue is made from AlloDerm sheets that are micronized at a low temperature to create a particulate form of AlloDerm suitable for injection. This form allows a non-surgical alternative in reconstructive plastic and other procedures to replace damaged or inadequate integumental tissue, such as correction of soft tissue defects and depressed scars or to replace integumental tissue lost through atrophy. Cymetra does not require patient sensitivity testing and similar to AlloDerm, promotes the regeneration of normal human soft tissue.


     UROGYNECOLOGIC  TISSUE  REPAIR  PRODUCTS

     REPLIFORM  REGENERATIVE  TISSUE  MATRIX

     Repliform is the trade name for our proprietary tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in urogynecologic surgical procedures. Since 1997, surgeons have used Repliform in urogynecologic procedures as a bladder sling in the treatment of stress urinary incontinence and for the repair of pelvic floor defects. Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in urogynecologic surgical procedures.

     Some forms of female stress urinary incontinence can be treated with a sling procedure, which involves lifting and supporting the bladder neck to provide urethral support and compression. Repliform is used by surgeons as the sling material in these types of procedures.

     Cystocele, rectocele and other pelvic floor conditions occur frequently in women and require soft tissue surgical repair. These conditions are particularly common after multiple vaginal births and cause significant discomfort to the patient. It is common that these conditions exist together with urinary incontinence. Therefore, it is becoming the current standard of care to correct pelvic floor conditions at the same time as a sling or suspension procedure to ensure that there are no conditions that can adversely affect patient outcome. Repliform is also used by surgeons to reinforce the pelvic floor.

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

ORTHOPEDIC  TISSUE  REPAIR  PRODUCTS

     GRAFT  JACKET  REGENERATIVE  TISSUE  MATRIX

     Graft Jacket is the trade name for our proprietary tissue product intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures, such as for rotator cuff tendon reinforcement, periosteal replacement for uncontained bone defects and for the treatment of lower extremity ulcerations. We introduced Graft Jacket in 2002 through Wright Medical Technology, Inc., a global orthopedic medical device company. Wright Medical serves as our exclusive distributor for GraftJacket in the United States.


     ALLOCRAFT  DBM

     AlloCraft DBM is a proprietary human tissue based bone-grafting product that combines demineralized bone and micronized acellular dermis. AlloCraft DBM is intended to promote bone formation through revascularization, cell adhesion, migration and ultimately repopulation of the implant site with bone forming cells. We introduced AlloCraft DBM in 2003 through Stryker Corporation, a leading provider of orthopedic implants. Stryker serves as our exclusive marketing agent for AlloCraft DBM in the United States.


PRODUCT  DEVELOPMENT  ACTIVITIES

     ORTHOPEDIC  TISSUE  PRODUCTS

     We are evaluating additional potential orthopedic applications of our tissue matrix technology. In October 2000, we received final approval for a $2.3 million research grant from the Department of Defense, through the U.S. Army
Medical Research Acquisition Activity, to investigate the application of our technology to the regeneration of orthopedic tissues. We retain all rights to commercialize products resulting from this collaboration.

     In 2001, we commenced pre-clinical studies to investigate the potential of AlloDerm and Cymetra to remodel into various orthopedic tissues such as tendon, ligament, cartilage, meniscus and bone. Such studies are ongoing. We are also completing process development of applying our tissue matrix technology to allograft tendons that would be used in ACL ("anterior cruciate ligament") repair procedures.


     VASCULAR  TISSUE  PRODUCTS

     We are evaluating the application of our tissue matrix technology to human tissue based vascular tissues. In October 2001, we received final approval for a $2.1 million research grant from the Department of Defense, through the U.S. Army Medical Research Acquisition Activity, to investigate the application of our tissue matrix technology to the regeneration of vascular and nerve tissues. We retain all rights to commercialize products resulting from this collaboration.

     We have focused our research on evaluating the suitability of a processed acellular umbilical vein as a potential arterio-venous (A-V) access graft for hemodialysis. Through our research, we have demonstrated that our tissue processing technology is effective in removing antigenic cells from human umbilical vein grafts without damaging the structures fundamental to its function. In small animal implant studies, we demonstrated that vascular tissues processed using our proprietary technology are amenable to host cell repopulation and revascularization with minimal inflammation.

     In February 2004, we submitted an Investigational Device Exemption ("IDE") application to the United States Food and Drug Administration ("FDA") seeking approval to commence a clinical study for the use of a processed acellular umbilical vein as a potential arterio-venous (A-V) access graft for hemodialysis. In March 2004, the FDA informed us that our application was not approved and requesting that we complete one additional animal study. We are in communication with the FDA and are evaluating its request

     If successfully developed, a human tissue based vascular graft may also potentially have applications in coronary artery bypass procedures or used to restore peripheral blood circulation in patients with peripheral vascular disease, such as below-knee bypass procedures. Veins and arteries harvested from the patient ("autologous") for use as a replacement graft continue to be the mainstay of therapy, yet these vessels are frequently donor site limited as a result of the condition of the patient. When available, autologous vessel harvest leads to significant patient discomfort and an increase in risk for complications. To address these drawbacks, we believe there is a critical need for an "off-the-shelf" small diameter vascular graft, which is non-immunogenic, non-thrombotic and has compliance characteristics and handling properties equivalent to native vessels.


     BLOOD  CELL  PRESERVATION  PRODUCTS

     THROMBOSOL

     We are developing ThromboSol, a patented biochemical formulation designed to protect transfusable platelets from damage during storage at low temperatures. The expected use of the product would be by blood banks to increase the safety and extend the shelf life of transfusable platelets, thereby increasing the supply of available platelets, as well as to store autologous platelets in advance for individuals expecting to undergo surgery or chemotherapy.

     Platelets are blood cells that initiate clotting. Untreated platelets are sensitive to storage at low temperatures and cannot be refrigerated effectively. Presently, platelets are stored at room temperature and, due to the risk of microbial contamination, have a limited shelf life of five days. We have shown in laboratory tests that the addition of ThromboSol solution preserves the in vitro functional aspects of refrigerated platelets for up to nine days and frozen platelets for more than two years. During 1999, we successfully completed biocompatibility testing on the ThromboSol solutions. A pilot clinical study under a physician-sponsored Investigational New Drug Application ("IND") was conducted during 1998, and the study found that ThromboSol treated cryopreserved platelets performed better than standard cryopreserved platelets. A second physician-sponsored IND was performed that involved a "standard of care" transfusion of ThromboSol cryopreserved platelets into oncology patients. This study was completed in 2001 and demonstrated that Thrombosol preserved platelets performed equivalent to fresh platelets. Any product developed will require extensive regulatory approvals prior to marketing in the United States. Our development efforts to date have primarily been funded through research grant funds from the Department of Defense.

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

MARKETING  AND  DISTRIBUTION

     We currently market AlloDerm in the United States for plastic reconstructive, general surgical and burn applications through our direct sales and marketing organization. Our direct sales and marketing representatives also market Cymetra to hospital-based surgeons. BioHorizons Implant Systems, Inc., is our exclusive distributor in the United States and certain international markets of AlloDerm and AlloDerm GBR for use in periodontal applications. Boston Scientific Corporation is our exclusive worldwide sales and marketing agent for Repliform for use in urogynecology. Wright Medical Technology, Inc., is our exclusive distributor in the United States for Graft Jacket. In June 2003, we entered into an exclusive marketing agreement with Stryker Corporation for the marketing of AlloCraft DBM.

     As of March 1, 2004, we had sales, marketing and customer service staff of 45 persons, including 36 domestic sales personnel. Our sales representatives are responsible for interacting with ear, nose and throat surgeons, plastic surgeons, burn surgeons and general surgeons and educating them regarding the use and anticipated benefits of AlloDerm and Cymetra. We also participate in numerous national fellowship programs, national and international conferences and trade shows, and we participated in or fund certain educational symposia.


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

     In 2003, we obtained all of our donated human cadaveric tissue from 27 tissue banks and organ procurement organizations. We estimate that there are approximately 100 tissue banks and organ procurement organizations in the United States. We believe that we have established adequate sources of donated human tissue to satisfy the expected demand for our products in the foreseeable future. Although we have not experienced any material difficulty in procuring adequate donated cadaveric tissue, there is a risk that the future availability of donated human tissue will not be sufficient to meet our demand.

     We are accredited by the American Association of Tissue Banks ("AATB"). The AATB is recognized for the development of industry standards and its program of inspection and accreditation. The AATB provides a standards-setting function and has procedures for accreditation similar to the International Standards Organization ("ISO") standards.


GOVERNMENT  REGULATION

     OVERVIEW

     Government regulation, both domestic and foreign, is a significant factor in the processing, marketing and distribution of our current products and products that we are developing. In the United States, our human tissue products are subject to regulation by the FDA. The FDA administers the Federal Food, Drug, and Cosmetics Act ("FDC Act") and the Public Health Service Act ("PHS Act"). These statutes and implementing regulations govern the design, testing, manufacturing, labeling, storage, record keeping, approval, advertising and promotion of our products.

     The FDA does not apply a single regulatory scheme to human tissues and products derived from human tissue. On a case-by-case basis, the FDA may choose to regulate such products solely as human tissue if certain requirements are met. If the applicable requirements are not met, the FDA will regulate human tissue and products derived from human tissue as medical devices or biologics. A fundamental difference in the treatment of products under these various classifications is that the FDA generally permits products regulated solely as human tissue to be commercially distributed without premarket clearance or approval. In contrast, products regulated as medical devices or biologics usually require such clearance or approval. The process of obtaining premarket clearance or approval for a medical device or biologic is often expensive, lengthy and uncertain.

     Whether regulated as human tissue, a medical device or a biologic product, once our products are on the market, they are subject to pervasive and continuing regulation by the FDA. We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements. The FDA may impose a wide range of enforcement sanctions if we fail to comply, including:

     -    fines;

     -    injunctions;

     -    civil  penalties;

     -    recall  or  seizure  of  our  products;

     -    total  or  partial  suspension  of  production;

     - refusal of the government to authorize the marketing of new products or to allow us to enter into supply contracts; and

     -    criminal  prosecution.


     FDA'S  HUMAN  TISSUE  REGULATION

     The FDA's regulatory requirements for human tissue have been evolving in a complex fashion and will continue to do so for some time to come. In 1993, the FDA adopted the so-called "interim final rule" for human tissue for transplantation, which imposed donor screening, testing, and record keeping requirements. The rule was finalized in 1997. Under the 1997 final rule, covered "human tissue" is any tissue derived from a human body, which: (i) is intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease; (ii) is recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics; (iii) is not currently regulated as a human drug, biological product or medical device; (iv) excludes kidney, liver, heart, lung, pancreas, or any other vascularized human organ; and (v) excludes semen or other reproductive tissues, human milk and bone marrow. Establishments engaged in the procurement, processing and/or distribution of human tissue are required to conduct donor screening and infectious disease testing and to maintain records available for FDA inspection documenting that the procedures were followed.
Moreover, the FDA has the authority to conduct inspections of tissue establishments and to detain, recall or destroy tissue where the procedures were not followed or appropriate documentation of the procedures is not available.

     In February 1997, the FDA issued a discussion document called the "Proposed Approach." In the Proposed Approach, the FDA sets forth product factors that would determine the level of regulation that the agency would likely impose upon various types of tissue and cellular based products, determined primarily from the impact of these product factors in three general areas of concern: (i) preventing inadvertent use of contaminated tissues with the potential for transmitting infectious diseases; (ii) preventing improper handling or processing that might contaminate or damage tissues; and (iii) ensuring that clinical safety and effectiveness is demonstrated for tissues that are highly processed, are used for other than their normal in vivo function, are combined with non-tissue components or are used for metabolic purposes.

     Pursuant to the Proposed Approach, in 2001 the FDA issued a final rule requiring manufacturers of human cellular and tissue-based products, which the FDA calls "HCT/Ps," to register their establishments and list their products with the FDA. Implementation of portions of the 2001 final rule had been delayed until earlier this year. The 2001 final rule requiring establishment registration and product listing for HCT/P manufacturers is now fully effective. The FDA also has issued proposed regulations in 1998 and 2001 that would require most tissue donors to be screened for relevant communicable diseases and would require manufacturers of tissue based products to follow current good tissue practice. These proposed regulations have not been finalized, but they demonstrate the FDA's increasingly proactive regulation of HCT/Ps, which will likely lead to the imposition of significant additional regulatory requirements. Eventually, this triad of new regulations is expected to supersede the 1997 final rule.

     The 2001 final rule sets forth a new test for determining whether an HCT/P is eligible for tissue regulation (as opposed to medical device or biologic regulation). The FDA will apply human tissue regulation to an HCT/P that is: (i) minimally manipulated; (ii) intended for homologous use; (iii) is not combined with a device (with limited exceptions); and (iv) does not have a systemic effect and is not dependent upon metabolic activity for its primary function. HCT/Ps generally may be commercially distributed without prior FDA clearance or approval.

     FDA  STATUS  OF  OUR  PRODUCTS

     We believe that our AlloDerm based products generally satisfy the FDA's requirements to be considered "HCT/Ps" eligible for regulation solely as human tissue. Accordingly, we have not obtained prior FDA clearance or approval for commercial distribution of AlloDerm, Repliform, Cymetra, Graft Jacket or AlloCraft DBM. Nevertheless, because our products meet the definition of an HCT/P, we must comply with the FDA's donor screening, infectious disease testing, record maintenance, establishment registration, and product listing requirements. Moreover, the FDA has the authority to inspect our facilities and to detain, recall or destroy our products where we have failed to comply with these requirements.

     In 1996 we were notified by the FDA that AlloDerm used for the replacement or repair of damaged or inadequate integumental tissue (i.e. tissue lining the surface of the body or a body cavity) would be regulated as human tissue under the then effective 1993 interim regulation governing human tissue. Relying upon this determination, we have not obtained prior FDA approval for commercial distribution of AlloDerm for use in the treatment of burns, plastic reconstructive surgery procedures (such as facial sling and scar revision), periodontal surgical procedures (such as free-gingival grafting and guided tissue regeneration) and general surgical procedures. We believe that the 1997 final tissue regulation and the 2001 final rule on establishment registration and listing do not significantly alter the status of our products when used for these indications. Therefore, we continue to believe that AlloDerm for these uses is solely regulated as human tissue.

     We believe that our decision not to obtain prior FDA clearance or approval for commercial distribution of Repliform and Cymetra, which we began to market in 1999, is supported by the FDA's regulations and by our correspondence with the FDA regarding the status of these products as human tissue. Specifically, in November 2000, the FDA requested detailed information about Repliform and Cymetra. In February 2001, we responded to the FDA's request. In June 2001, the FDA notified us that Repliform and Cymetra, as currently marketed, are subject to regulation solely as human tissue.

     In 2002, we commenced commercial distribution of Graft Jacket without seeking prior FDA clearance or approval. Graft Jacket is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental tissue in orthopedic surgery. Relying on the 1997 and 2001 final rules and on the FDA's findings with respect to AlloDerm, Repliform and Cymetra, we believe that Graft Jacket meets the definition of an HCT/P eligible to be regulated solely as human tissue.

     In late 2002, the FDA requested information to support our belief that Graft Jacket is an HCT/P eligible for human tissue regulation when marketed for rotator cuff repair and for periosteum replacement. We responded to this request in March 2003. By letter dated December 8, 2003, the FDA informed us of their determination that Graft Jacket for these two intended uses are non-homologous uses of AlloDerm that do not qualify for human tissue regulation. Accordingly, the FDA took the position that Graft Jacket requires premarket clearance or approval as a medical device before it may be marketed for use in rotator cuff repair. The FDA also took the position that, before Graft Jacket may be marketed for periosteum replacement, we must submit a filing with the FDA requesting a formal determination as to whether medical device or biologic regulation would apply.

     In early January 2004, we notified the FDA by that we had additional information that we believed would lead them to conclude that Graft Jacket is eligible for HCT/P status when marketed for rotator cuff repair and for periosteum replacement. The FDA agreed to reconsider its Graft Jacket determination in light of the additional information that we would submit. Pursuant to an agreed upon schedule, on January 30, 2004, and on February 17, 2004, we wrote back to the FDA to request reconsideration, to propose certain labeling changes to Graft Jacket to address the FDA's December 8th letter and to explain why we believe that the FDA should accord HCT/P status to Graft Jacket for rotator cuff repair and periosteum replacement. We are continuing to market these products (with the labeling changes) pending a decision. To date, the FDA has not responded. There can be no assurance that the FDA will agree that Graft Jacket satisfies the requirements for regulation solely as human tissue. If the FDA does not agree, they may impose medical device regulation upon Graft Jacket for rotator cuff and periosteum replacement or, possibly, biologics regulation with respect to periosteum replacement. The FDA could also require us to cease marketing and, or recall product already sold until FDA clearance or approval (or a biologic license) is obtained and it could seek to impose enforcement sanctions against us for marketing these products without prior FDA authorization.

     In 2003, we commenced commercial distribution of AlloCraft DBM without obtaining FDA clearance or approval based on our belief that AlloCraft DBM is eligible for regulation solely as human tissue. There can be no assurance that the FDA will agree with our determination regarding the status of AlloCraft DBM as human tissue. If the FDA does not agree, they may impose medical device regulation or biologics regulation upon AlloCraft DBM. The FDA could also require us to cease marketing and/or recall product already sold until the FDA clearance or approval (or a biologic license) is obtained and it could seek to impose enforcement sanctions against us for marketing this product without such FDA authorization.


     FDA  MEDICAL  DEVICE  REGULATION

     A medical device generally may be marketed in the United States only with the FDA's prior authorization. Devices classified by the FDA as posing less risk are placed in class I or class II. Class II devices (and some class I devices) generally require the manufacturer to seek premarket clearance, or 510(k) clearance, from the FDA prior to marketing through the filing of a "premarket notification," unless exempted from this requirement by regulation. Such clearance generally is granted based upon a finding that a proposed device is substantially equivalent in intended use and safety and effectiveness to a predicate device, which is a legally marketed class I or II device that already has 510(k) clearance or that is a pre-amendment class III device (in commercial distribution prior to May 28, 1976 and for which the FDA has not called for PMA applications (defined below)). No assurance can be given that any medical device will ever receive 510(k) clearance. Even if a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in the intended use of the device, will require a new 510(k) submission or, possibly, a PMA application. In addition to 510(k) clearance requirements, class II devices can be subject to special controls (e.g., performance standards, post market surveillance, patient registries and FDA guidelines) that do not apply to class I devices.

     A medical device that does not qualify for 510(k) clearance is placed in class III, which is reserved for devices classified by the FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A class III device generally must undergo the premarket approval ("PMA"), process, which requires the manufacturer to prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and information about the device and its components regarding, manufacturing, labeling and promotion. As part of the PMA application review, the FDA will inspect the manufacturer's facilities for compliance with the Quality System Regulation ("QSR"), which includes elaborate testing, control, documentation and other quality assurance procedures. Upon submission, the FDA determines if the PMA application is sufficient to permit a substantive review, and, if so, the PMA application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which we believe typically takes one to three years, but which may take longer. Even after approval of a PMA application, a new PMA application or a supplemental filing to an existing
PMA is required in the event of a modification to the device, its labeling or its manufacturing process affecting the safety or efficacy of the device.

     A clinical study in support of a PMA application or 510(k) submission for a "significant risk" device requires an Investigational Device Exemption ("IDE"), application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. The clinical study may begin only with approval from FDA and the appropriate Institutional Review Board ("IRB"), at each clinical study site. If the device presents a "non-significant risk" to the patient, a sponsor may begin the clinical study after obtaining IRB approval without the need for FDA approval. In all cases, the clinical study must be conducted under the auspices of an IRB pursuant to the FDA's regulatory requirements intended for the protection of subjects and to assure the integrity and validity of the data.

     If we market medical device products, we will be subject to pervasive and continuing regulation. We will have to comply with these requirements, including the FDA's labeling regulations, the QSR, the Medical Device Reporting ("MDR"), regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses.

     Based upon relevant precedents, it is not clear whether the FDA will regulate our products under development as medical devices or biologic products requiring premarket clearance or approval or as human tissue for transplantation.


     FDA  BIOLOGICS  REGULATION

     Biologic products are regulated under Section 351(a) of the PHS Act as well as the FDC Act. The PHS Act imposes a special additional licensing requirement, known as a Biologic License. This license imposes very specific requirements upon the facility and the manufacturing and marketing of licensed biologic products to assure their safety, purity and potency. Some licensed biologic products are also subject to batch release by the FDA. That is, the products from a newly manufactured batch cannot be shipped until the FDA has evaluated either a sample or the specific batch records and has given permission to ship the batch of product. The PHS Act also grants the FDA authority to impose mandatory product recalls and provides for civil and criminal penalties for violations.

     Before conducting the required clinical testing of a biologic product, an applicant must submit an IND to the FDA, containing preclinical data demonstrating the safety of the product for human investigational use, information about the manufacturing processes and procedures and the proposed clinical protocol. Clinical trials of biologic products typically are conducted in three sequential phases but may overlap. Phase 1 trials test the product in a small number of healthy subjects, primarily to determine its safety and tolerance at one or more doses. In Phase 2, in addition to safety, the efficacy, optimal dose and side effects of the product are evaluated in a patient population somewhat larger than the Phase 1 trial. Phase 3 involves further safety and efficacy testing on an expanded patient population at geographically dispersed test sites.

     All clinical studies must be conducted in accordance with FDA approved protocols and are subject to the approval and monitoring of one or more IRB's. In addition, clinical investigators must adhere to good clinical practices. Completion of all three phases of clinical studies may take several years, and the FDA may temporarily or permanently suspend a clinical study at any time.

     Upon completion and analysis of clinical trials, the applicant assembles and submits a Biologic License Application containing, among other things, a complete description of the manufacturing process. Before the license can be granted, the applicant must undergo a successful establishment inspection. The FDA review and approval of a biologic product is very onerous and can take several years. We cannot ensure that we will obtain the required approval for ThromboSol platelet storage solution or any other proposed biological products.

     Early this year the FDA announced that it will develop a policy for the approval of "follow-on biologics," which would allow a second manufacturer of the same product to be licensed based upon less scientific data than the innovator. The FDA has not set a timetable for the implementation of such a policy. Once on the market, a licensed biologic is subject to all the post marketing requirements of both the PHS Act and the FDC Act, including compliance with good manufacturing practice, safety and other reporting requirements, and all relevant labeling, advertising and promotion requirements. Non-compliance with these requirements may result in regulatory action, including warning letters or untitled letters, license suspension, and/or withdrawal from the market, product seizures, injunctions, and/or criminal prosecutions.


     NATIONAL  ORGAN  TRANSPLANT  ACT

     Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act ("NOTA"), which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the payment of reasonable expenses associated with the procurement, transportation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses incurred associated with the recovery, storage and transportation of donated human skin that they provide to us for processing. We include in our pricing structure certain costs associated with processing, preservation, quality control and storage of the tissue, and marketing and medical education expenses, in addition to amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue.


     OTHER  REGULATION

     We are subject to various federal, state and local laws, regulations and requirements relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with our research and development work. There can be no assurance that we will not incur significant additional costs to comply with these laws or regulations in the future.


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

     Our human tissue products are currently distributed in several countries internationally. Additionally, we may pursue clearance to distribute our products in certain other countries in the future. The uncertainty of the regulations in each country may delay or impede the marketing of our products in the future or impede our ability to negotiate distribution arrangements on favorable terms. Certain foreign countries have laws similar to NOTA. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.


RESEARCH  AND  DEVELOPMENT

     We have historically funded the development of our human tissue products and blood cell preservation products primarily through external sources, including a corporate alliance and government grants, as well as through the proceeds from the sale of our securities and internally generated cash flows. Our research and development costs in 2003, 2002 and 2001 for all programs were approximately $5.4 million, $5.0 million and $4.4 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

     Three primary families of patents and patent applications protect our technology. One United States patent covers methods of producing our tissue-based products. Nine additional United States patents and five pending United States patent applications supplement this patent and cover methods and apparatus for freeze-drying without the damaging effects of ice crystal formation. Six United States patents and one pending United States patent application cover methods of extending the shelf life of platelets, red blood cells and other blood cells.

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

     No assurances may be given that our products or planned products may not be the subject of infringement actions by third parties. Any successful patent infringement claim relating to any products or planned products could have a material adverse effect on our financial condition and results of operations. Further, there can be no assurance that any patents or proprietary rights owned by or licensed to us will not be challenged, invalidated, circumvented, or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application or failure to comply with the written description, best mode, enablement or other applicable requirements.

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

     We have federal trademark or service mark registrations that we currently use for LifeCell(R), which concerns processing and preserving tissue samples, AlloDerm(R), which concerns our commercial acellular dermal graft product, Micronized AlloDerm(R), the particulate form of AlloDerm, Cymetra(R) the brand name for Micronized AlloDerm(R) and Repliform(R), the version of AlloDerm for urology and gynecology. We have filed trademark registrations for ThromboSol(TM), a formulation for extended storage of platelets and AlloDerm(R)GBR(TM), for use in periodontal applications. Graft Jacket(TM) is a trademark of Wright Medical Technology, Inc. AlloCraft(TM)DBM is a trademark of Stryker Corporation.

COMPETITION

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. There are many companies, including Regeneration Technologies, Inc., Cook, Inc. and its affiliates, Cryolife, Inc., Integra Life Sciences Holdings Corporation, Tissue Science Laboratories, plc and academic institutions, including Rice University, The University of Pittsburgh and Georgia Institute of Technology, that are capable of developing products based on similar technology, and that have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Additionally, our regenerative tissue products compete with synthetic products marketed by large medical device companies such as Johnson & Johnson and W.L. Gore & Associates. Many of these companies and academic institutions are well-established, and may have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do. These companies and academic institutions may succeed in developing competing products that are more effective than our products, or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.

     We believe that for many current applications of our human tissue products, the principal form of competition is with the use of the patient's own tissue. We anticipate direct competition for our tissue products as well as indirect competition from advances in therapeutic agents, such as growth factors now used to enhance wound healing. We believe that therapeutic growth factors may be used in conjunction with our proposed products and may potentially enhance the products' efficacy. There can be no assurance that we will be able to compete effectively with other commercially available products or that development of other technologies will not detrimentally affect our commercial opportunities or competitive advantage.


EMPLOYEES

     At March 1, 2004, we had 173 employees, of which 46 were employed in sales, marketing and customer service, 79 in production and quality assurance, 22 in research and development and 24 in administration and accounting. Also, at such date, we employed 13 individuals with Ph.D. degrees.


RISK  FACTORS

     You should carefully consider these risk factors in addition to our financial statements and notes to such financial statements. In addition to the following risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be adversely affected.


GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT THE MARKETING OF OUR CURRENT PRODUCTS AND THE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCTS CURRENTLY BEING DEVELOPED BY US.

     We have not obtained prior FDA clearance or approval for commercial distribution of Graft Jacket, AlloCraft DBM or any of our other AlloDerm products, because we believe that these products qualify for regulation as human tissue.

     In December 2003, the FDA informed us of their determination that Graft Jacket, when intended for rotator cuff repair or periosteum replacement, is not eligible for human tissue regulation. In early January 2004, we notified the FDA that we had additional information that we believed would lead them to conclude that Graft Jacket is eligible for HCT/P status when marketed for rotator cuff repair and for periosteum replacement. The FDA agreed to reconsider its Graft Jacket determination in light of the additional information that we would submit. Pursuant to an agreed upon schedule, in January 2004 and February 2004, we wrote back to the FDA to request reconsideration, to propose certain labeling changes to Graft Jacket to address FDA's December 8th letter and to explain why we believe that the FDA should accord HCT/P status to Graft Jacket for rotator cuff repair and periosteum replacement. We are continuing to market these products, with the labeling changes, pending a decision from the FDA. To date, the FDA has not responded. There can be no assurance that the FDA will agree that Graft Jacket satisfies the requirements for regulation solely as human tissue. If the FDA does not agree, they may impose medical device regulation upon Graft Jacket for rotator cuff and periosteum replacement or, possibly, biologics regulation with respect to periosteum replacement. The FDA could also require us to cease marketing and or recall product already sold until FDA clearance or approval (or a biologic license) is obtained and could seek to impose enforcement sanctions against us for marketing these products without prior FDA authorization.

     We cannot assure you that our other tissue-based products, such as AlloCraft DBM, that we are currently marketing or that we may develop in the future will be regulated as human tissue. The regulation of each of our products as human tissue is decided by the FDA on a case-by-case basis and the agency's position is subject to change. If the FDA chooses to regulate any of our current or future products as a medical device or biologic product, the process of obtaining FDA clearance or approval (or a biologic license) would be expensive, lengthy and unpredictable. We anticipate that it could take from one to three years or longer to obtain such clearance or approval (or a biologic license). We do not know if such clearance or approval (or a biologic license) could be obtained in a timely fashion, or at all. Such clearance or approval (or a biologic license) process would almost certainly include a requirement to provide extensive supporting clinical testing data. In addition, the FDA requires that medical devices and biologics be produced in accordance with the Quality System Regulation for medical devices or Good Manufacturing Practice regulation for biologics. As a result, our manufacturing and compliance costs would increase and any such future device and biologic products would be subject to more comprehensive development, testing, monitoring and validation standards. Additionally, any disruption in our ability to market our current products would adversely affect our results of operations and cash flows.


PROPOSED FDA GOOD TISSUE PRACTICE REQUIREMENTS OR OTHER MORE STRINGENT HUMAN TISSUE REGULATIONS COULD INCREASE THE COSTS OF DEVELOPING, MANUFACTURING AND MARKETING OUR TISSUE-BASED PRODUCTS.

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


THE FDA CAN IMPOSE CIVIL AND CRIMINAL SANCTIONS AND OTHER PENALTIES ON US IF WE FAIL TO COMPLY WITH THE STRINGENT FDA REGULATIONS APPLICABLE TO OUR TISSUE FACILITIES.

     Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and other fines and penalties that would increase our expenses and adversely affect our cash flows. Tissue establishments must engage in:

     -  donor  screening  and  infectious  disease  testing;

     -  stringent  record  keeping;  and

     -  establishment  registration  and  product  listing.

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


THE NATIONAL ORGAN TRANSPLANT ACT ("NOTA") COULD BE INTERPRETED IN A WAY THAT COULD REDUCE OUR REVENUES AND INCOME IN THE FUTURE.

     Procurement of certain human organs and tissue for transplantation is subject to the restrictions of NOTA, which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the payment of reasonable expenses associated with the procurement, transportation, processing, preservation, quality control and storage of human tissue, including skin. We reimburse tissue banks for expenses incurred that are associated with the recovery and transportation of donated cadaveric human skin that we process and distribute. In addition to amounts paid to tissue banks to reimburse them for their expenses associated with the procurement and transportation of human skin, we include in our pricing structure certain costs associated with:

     -  tissue  processing;

     -  tissue  preservation;

     -  quality  control  and  storage  of  the  tissue;  and

     -  marketing  and  medical  education  expenses.

     NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby negatively impacting our future revenues and profitability. If we are found to have violated NOTA's prohibition on the sale of human tissue, we also are potentially subject to criminal enforcement sanctions which may adversely affect our operating results.


OUR PRODUCTS CONTAIN DONATED HUMAN CADAVERIC TISSUE AND THEREFORE HAVE THE POTENTIAL FOR DISEASE TRANSMISSION.

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

     Any such transmission or alleged transmission could have a material adverse effect on our ability to market our products and could result in litigation.


WE DEPEND HEAVILY UPON A LIMITED NUMBER OF SOURCES OF HUMAN CADAVERIC TISSUE AND ANY INTERRUPTION IN THE AVAILABILITY OF HUMAN TISSUE WOULD INTERFERE WITH OUR ABILITY TO PROCESS AND MARKET OUR PRODUCTS.

     Our business is dependent on the availability of donated human cadaveric tissue. We currently receive human tissue from approximately 27 United States tissue banks and organ procurement organizations. We estimate that there are approximately 100 tissue banks and organ procurement organizations in the United States. Although we have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for our human tissue products in the foreseeable future, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our needs. If our current sources can no longer supply human cadaveric tissue or our requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources on a timely basis, or at all. Any significant interruption in the availability of human cadaveric tissue would likely cause us to slow down the processing and distribution of our human tissue products, which could adversely affect our ability to supply the needs of our customers and adversely affect our operating results and our relationship with our customers.


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

     The use of our products in certain procedures represent new methods of treatment. Surgeons will not use our products unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies. Even if the advantage of our products is established as clinically significant, surgeons may not elect to use such products for any number of reasons. Consequently, surgeons, health care payers and patients may not accept our current products or products under development. Broad market acceptance of our products may require the training of numerous surgeons and clinicians, as well as conducting or sponsoring clinical studies to demonstrate the benefits of such products. The amount of time required to complete such training and studies could result in a delay or dampening of such market acceptance. Moreover, health care payers' approval of reimbursement for our products in development may be an important factor in establishing market acceptance.

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

     If we are unable to commercialize new products, our future revenues and profitability could be adversely affected.

CHANGES IN THIRD-PARTY PAYER REIMBURSEMENT PRACTICES REGARDING THE PROCEDURES PERFORMED WITH OUR PRODUCTS COULD ADVERSELY AFFECT THE MARKET ACCEPTANCE OF OUR PRODUCTS.

     Generally, hospitals, surgeons and other health care providers purchase products, such as the products being sold or developed by us, for use in providing care to their patients. These parties typically rely on third-party payers, including:

          -    Medicare;

          -    Medicaid;

          -    private  health  insurance;  and

          -    managed  care  plans

to reimburse all or part of the costs of acquiring those products and costs associated with the medical procedures performed with those products. Third-party payers have adopted cost control measures in recent years that have had and may continue to have a significant effect on the purchasing practices of many health care providers, generally causing them to be more selective in the purchase of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We believe that certain third-party payers provide reimbursement for medical procedures at a specified rate without additional reimbursement for products, such as those being sold or developed by us, used in such procedures. Adequate third-party payer reimbursement may not be available for us to maintain price levels sufficient for realization of an appropriate return on our investment in developing new products. The FDA generally permits human tissue for transplantation to be commercially distributed without obtaining prior FDA approval of the product. In contrast, products regulated as medical devices or biologics usually require such approval. Certain government and other third-party payers refuse, in some cases, to provide any coverage for uses of products for indications for which the FDA has not granted marketing approval. Further, certain of our products are used in medical procedures that typically are not covered by third-party payers or for which patients sometimes do not obtain coverage. These and future changes in third-party payer reimbursement practices regarding the procedures performed with our products could adversely affect the market acceptance of our products and therefore also adversely affect our revenues and results of operations.


WE ARE HIGHLY DEPENDENT UPON INDEPENDENT SALES AND MARKETING AGENTS AND DISTRIBUTORS TO GENERATE OUR REVENUES.

     Our independent sales and marketing agents and distributors generated 38% of our total product revenue in the year ended December 31, 2003. Boston Scientific Corporation, our exclusive worldwide sales and marketing agent for Repliform represented 23% of our total product revenues in 2003. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2003.

     If any of our independent sales and marketing agents or distributors, especially Boston Scientific, fails to adequately market our products, our revenues could be adversely affected until a replacement agent or distributor could be retained by us. Finding replacement agents and distributors could be a time consuming process during which our revenues could be negatively impacted.


WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS, AND IT IS UNCERTAIN WHETHER SUCH CAPITAL WILL BE AVAILABLE.

     We intend to expend funds for our ongoing research and product development activities. We may need additional capital, depending on:

          - the number and types of research and product development programs undertaken; and

          - the progress of our research and product development efforts and the associated costs relating to obtaining regulatory approvals, if any, that may be needed to commercialize some of our products currently under development.

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

THE BIOMEDICAL FIELD IS HIGHLY COMPETITIVE AND SUCH COMPETITION COULD ADVERSELY AFFECT OUR REVENUES AND RESULTS OF OPERATIONS.

     The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize effective products that meet medical needs. There are many companies, including Regeneration Technologies, Inc., Cook, Inc. and its affiliates, Cryolife, Inc., Integra Life Sciences Holdings Corporation, Tissue Science Laboratories, plc and academic institutions, including Rice University, The University of Pittsburgh and Georgia Institute of Technology, that are capable of developing products based on similar technology. Some or all of these competitors have developed and are capable of developing products based on other technologies, which are or may be competitive with our products. Additionally, our regenerative tissue products compete with synthetic products marketed by large medical device companies such as Johnson & Johnson and W.L. Gore & Associates. Many of these companies and academic institutions are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing than we do. These companies and academic institutions may succeed in developing competing products that are more effective than our products, or that receive government approvals more quickly than our products, which may render our products or technology uncompetitive, uneconomical or obsolete.


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


WE ARE EXPOSED TO POTENTIAL PRODUCT LIABILITY CLAIMS FOR WHICH OUR PRODUCT LIABILITY INSURANCE MAY BE INADEQUATE.

     Our business exposes us to potential product liability risks inherent in the testing, manufacturing, marketing and use of medical products. Although we maintain product liability insurance, we cannot be certain that:

          - our insurance will provide adequate coverage against potential liabilities;

          - adequate product liability insurance will continue to be available in the future; or

          -    our  insurance  can  be  maintained  on  acceptable  terms.

The legal expenses associated with defending against product liability claims and the obligation to pay a product liability claim in excess of available insurance coverage would increase our operating expenses and could adversely affect our results of operations and cash flows.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

     Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of February 27, 2004, we had 25,667,537 shares of common stock outstanding and 67,601 shares of Series B preferred stock outstanding, which are convertible into an additional 2,449,319 shares of common stock. A significant portion of our outstanding shares are freely tradeable. In addition, options and warrants to purchase 6,042,736 shares of our common stock were outstanding at December 31, 2003, of which 4,340,944 were vested. The remainder represents options that will vest over the next four years. The weighted average the exercise prices of such options and warrants are substantially lower than the current market price of our common stock. We may also issue additional shares of stock in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this Annual Report on Form 10-K regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth above and "Critical Accounting Policies" in "Managements Discussion and Analysis of Financial Condition and Results of Operations".


SUPERVISION  AND  REGULATION  -  SECURITIES  AND  EXCHANGE  COMMISSION

     We maintain a website at http://www.lifecell.com.  We make available on our
                              -----------------------
website the proxy statements and reports on Forms 8-K, 10-K and 10-Q that we file with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.


ITEM 2.   PROPERTIES

     We lease approximately 90,000 square feet of laboratory, production and office space in one building in Branchburg, New Jersey under a lease agreement that expires in November 2010. The current monthly rental obligation under this lease is approximately $76,000. We believe that our current laboratory, production and office space will be sufficient to meet our anticipated needs for the next several years.


ITEM 3.   LEGAL  PROCEEDINGS

     The previously reported litigation filed in the Superior Court of California, Los Angeles County, Central District, captioned Joan Savitt, individually and on behalf of others similarly situated, v. Doheny Eye & Tissue Bank, et al., was settled in June 2003 when the plaintiff and the LifeCell entered into a mutual release and dismissal of the complaint.

     In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter is a product liability action for personal injury damages allegedly arising from the use of one of the Company's products. The case is in its beginning stages and the parties are conducting preliminary discovery. We intend to vigorously defend against this action. The likelihood of an unfavorable outcome is unknown at this time however, we believe any potential losses resulting from this action would be covered by our insurance policies.

     We do not expect the final resolution of this matter to have a material impact on our financial position, results of operations, or cash flows. However, there can be no assurance that the resolution of this matter will not be material to LifeCell's financial position, results of operations, or cash flows.


ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

PART  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NASDAQ National Market under the symbol "LIFC." On March 5, 2004, the last reported sale price for our Common Stock on the NASDAQ National Market was $7.68 per share. The following table sets forth the high and low sales information for our Common Stock for the periods indicated, as reported by the NASDAQ Stock Market.

                        Price Range
                        -----------
                        High   Low
                        -----  -----
2002    First Quarter.  $3.82  $2.30
        Second Quarter   3.54   2.26
        Third Quarter.   2.50   1.72
        Fourth Quarter   3.28   1.70

2003    First Quarter.  $3.05  $2.00
        Second Quarter   6.23   2.33
        Third Quarter.   7.40   3.50
        Fourth Quarter   7.06   4.96


As of February 27, 2003, there were approximately 359 holders of record of shares of Common Stock and 23 holders of record of shares of Series B Preferred Stock. We estimate that there are in excess of 8,000 beneficial holders of Common Stock.

DIVIDEND  POLICY

We have not paid a cash dividend to holders of shares of Common Stock and do not anticipate paying cash dividends to the holders of our Common Stock in the foreseeable future. Additionally, pursuant to the terms of our loan agreement with our bank we are restricted from paying dividends on our Common Stock without the bank's consent.

ITEM 6.   SELECTED  FINANCIAL  DATA.

The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 2003, derived from the audited financial statements. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                           YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                              2003       2002       2001       2000       1999
                                           ---------  ---------  ---------  ---------  ---------
                                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Operations Statement Data:
--------------------------
Revenues:
  Product revenues                         $ 38,577   $ 32,935   $ 26,560   $ 21,330   $ 11,912
  Research grant revenues                     1,672      1,493      1,209      1,442        764
                                           ---------  ---------  ---------  ---------  ---------
    Total revenues                           40,249     34,428     27,769     22,772     12,676
                                           ---------  ---------  ---------  ---------  ---------
Costs and expenses:
  Costs of products sold                     12,241    10,134,      8,862      6,949      3,452
  Research and development                    5,396      5,015      4,351      4,523      3,871
  General and administrative                  5,594      4,590      4,098      6,180      4,840
  Selling and marketing                      14,940     13,288     11,978     11,779      7,236
  Relocation costs                               --         --         --         --      2,937
                                           ---------  ---------  ---------  ---------  ---------
    Total costs and expenses                 38,171     33,027     29,289     29,431     22,336
                                           ---------  ---------  ---------  ---------  ---------
Income (loss) from operations                 2,078      1,401     (1,520)    (6,659)    (9,660)
Interest and other income (expense), net        (28)      (129)      (550)      (479)       468
                                           ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes             2,050      1,272     (2,070)    (7,138)    (9,192)
  Income tax benefit                         16,622        157         --         --         --
                                           ---------  ---------  ---------  ---------  ---------
Net income (loss)                            18,672      1,429     (2,070)    (7,138)    (9,192)
Preferred stock and deemed dividends             --         --     (1,591)      (593)      (710)
                                           ---------  ---------  ---------  ---------  ---------
Net income (loss) to common shareholders   $ 18,672   $  1,429   $ (3,661)  $ (7,731)  $ (9,902)
                                           =========  =========  =========  =========  =========

Income (loss) per common share:
  Basic                                    $   0.85   $   0.07   $  (0.20)  $  (0.54)  $  (0.83)
                                           =========  =========  =========  =========  =========
  Diluted                                  $   0.70   $   0.06   $  (0.20)  $  (0.54)  $  (0.83)
                                           =========  =========  =========  =========  =========
Shares used in computing
income (loss) per share:
  Basic                                      22,094     21,176     18,240     14,372     11,938
                                           =========  =========  =========  =========  =========
  Diluted                                    26,632     24,696     18,240     14,372     11,938
                                           =========  =========  =========  =========  =========


                                                               As of December 31,
                                           -----------------------------------------------------
                                             2003       2002       2001       2000       1999
                                           ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
------------------
Cash, cash equivalents and short-term
  investments                              $ 11,785   $  5,458   $  4,900   $  5,535   $  5,052
Working capital                              23,283     11,466      8,851      5,330      2,542
Total assets                                 58,273     24,116     23,131     25,410     18,083
Notes payable and term debt                      --        863      2,197      6,285      2,792
Common stock, subject to redemption              --        478      1,935      3,885      3,885
Accumulated deficit                         (45,669)   (64,341)   (65,770)   (62,109)   (54,378)
Total stockholders' equity                   52,379     17,719     14,833      8,904      5,364

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

GENERAL  AND  BACKGROUND


We develop and market products made from human (allograft) tissue for use in reconstructive, urogynecologic and orthopedic surgical procedures. Our patented tissue processing technology produces a unique regenerative tissue matrix - a complex three dimensional structure that contains proteins, growth factor binding sites and vascular channels - that provides a complete template for the regeneration of normal human tissue. We currently market a broad range of products: AlloDerm, regenerative tissue matrix for reconstructive surgical procedures and skin grafting for burn procedures through our direct sales organization and for periodontal surgery through BioHorizons, Inc.; Cymetra, a version of AlloDerm in particulate form, through our direct sales organization; Repliform, regenerative tissue matrix for urogynecologic procedures, through a marketing agreement with Boston Scientific Corporation; Graft Jacket, regenerative tissue matrix for orthopedic applications, through a distribution agreement with Wright Medical Technology, Inc.; and AlloCraft DBM, regenerative tissue matrix for bone grafting, through a marketing agreement with Stryker Corporation. Our product development programs include the application of our tissue matrix technology to vascular and orthopedic tissue repair; investigation of human tissues as carriers for therapeutics; Thrombosol, a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.


CRITICAL  ACCOUNTING  POLICIES


We have identified the policies below as critical to the understanding of our financial statements. The application of these polices requires management to make estimates and assumptions that affect the valuation of assets and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The impact and any associated risks related to these policies on our business operations are discussed below. For a detailed discussion on the application of these and other accounting policies, including the impact of recent accounting pronouncements, see Note 2 in the Notes to the Financial Statements in Part IV, Item. 15 of this Annual Report on Form 10-K.

Revenue Recognition. We recognize revenue for product sales when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and we have no further performance obligations. We utilize independent sales and marketing agents to supplement our direct sales organization. For products marketed through our independent sales and marketing agents we recognize revenue when the products are delivered to the third-party customer, as this is when title and risk of loss to the product transfers. Amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue is recognized. Research grant revenues are recognized at the time qualified expenses are incurred, unless we have continuing performance obligations, in which case revenue is recognized upon the satisfaction of such obligations.

Accounts receivable. We maintain an allowance for estimated bad debt losses on our accounts receivable based upon our historical experience and any specific customer collection issues that we have identified. Since our accounts receivable are not concentrated within a relatively few number of customers, we believe that a significant change in the liquidity or financial position of any one customer would not have a material adverse impact on the collectability of our accounts receivable and therefore our future operating results. While bad debt losses depend to a large degree on future economic conditions affecting our customers, we do not anticipate significant bad debt losses in 2004.

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

Income Taxes. Significant judgment is required in determining our income tax provision. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

We apply an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. At December 31, 2003, the valuation allowance primarily reflected uncertainties involving the realization of certain tax credits and loss carryforwards due to the potential impact of future stock option exercises and shorter-term tax asset expiration dates.


RESULTS  OF  OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

Total revenues for the year ended December 31, 2003 increased 17% to $40.2 million compared to $34.4 million for the same period in 2002. The increase was primarily attributable to a 17% increase in product revenues to $38.6 million in the current period as compared to $32.9 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 24% to $28.1 million in the year ended December 31, 2003 compared to $22.7 million in 2002. The growth was driven by increased demand for AlloDerm, partially offset by a decrease in Cymetra revenues. AlloDerm revenues increased 38% to $23.7 million in the year ended December 31, 2003 compared to $17.2 million in 2002. Cymetra revenues have been negatively impacted by competitive products and we expect this trend to continue in 2004.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 14% to $8.7 million in the year ended December 31, 2003 compared to $10.1 million for the same period in 2002. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives and we anticipate this negative trend to continue in 2004.

Orthopedic product revenue grew to $1.7 million in 2003 from $173,000 in 2002. This revenue growth resulted primarily from the full market launch of our Graft Jacket product in the first quarter of 2003. In the fourth quarter of 2003, we introduced AlloCraft DBM on a limited basis and revenues from this product were not significant in 2003.

Our independent sales and marketing agents and distributors generated 38% of our total product revenue in the year ended December 31, 2003 and 48% in 2002. One of our independent agents, Boston Scientific Corporation, represented 23% of our total product revenues in 2003 compared to 31% for the same period in 2002. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2003.

Total revenues were also favorably impacted by a 12% increase in research grant revenues, which totaled $1.7 million in 2003 compared to $1.5 million in 2002. This increase was primarily due to an increase in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of December 31, 2003, approximately $3.4 million of approved grant funding was available to fund future research and development expenses through 2005.

Cost of products sold for the year ended December 31, 2003 was $12.2 million, or 32% of product revenues, compared to cost of products sold of $10.1 million, or 31% of product revenue for the same period in 2002. The increase in cost of products sold as a percentage of products sold was primarily the result of costs related to the launch of AlloCraft DBM.

Total research and development expenses increased 8% to $5.4 million in the year ended December 31, 2003 compared to $5.0 million for the same period in 2002. The increase was primarily associated with higher spending on research focused on the potential application of our tissue matrix technology to vascular tissue, which is funded through a grant from the Department of Defense, and increased spending on AlloCraft DBM product development and other product development programs.

General and administrative expenses increased 22% to $5.6 million in the year ended December 31, 2003 compared to $4.6 million for the same period in 2002. The increase was primarily attributable to an increase in payroll and related expenses, professional fees and, training and travel expenses associated with training and implementation costs associated with a new fully integrated computer software system.

Selling and marketing expenses increased 12% to $14.9 million for the year ended December 31, 2003 compared to $13.3 million for the same period in 2002. The increase in 2003 was primarily attributable to higher selling expense associated with the expansion of our direct sales force and an increase in marketing expenses relating to launch of AlloDerm for new surgical indications. Our marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses include marketing agent fees of $4.6 million and $5.7 million, respectively, in 2003 and 2002. The decrease in agent fees resulted from the decrease in revenue generated through our independent sales and marketing agents.

Interest  and  other  income (expense), net decreased $101,000 in the year ended
December 31, 2003 compared to 2002. The net decrease was due to a $124,000 decrease in interest expense resulting from a decrease in debt outstanding and a $2,000 increase in interest income, partially offset by a $25,000 loss on the disposal of fixed assets.

Prior to 2003, no deferred provision or benefit for federal income taxes was recorded because we were in a net deferred tax asset position and a full valuation allowance had been recorded. During the fourth quarter of 2003, we re-evaluated the amount of valuation allowance required in light of profitability achieved in recent years and expected in future years. As a result, we reduced the valuation allowance on deferred tax assets to an amount that we believe is more likely than not of being realized based on our assessment of the likelihood of future taxable income. The reduction in the valuation allowance resulted in the recognition of a non-cash income tax benefit of $16.6 million in the fourth quarter of 2003. At December 31, 2003, the valuation allowance primarily reflected uncertainties involving the realization of certain tax credits and loss carryforwards due to the potential impact of future stock option exercises and shorter-term tax asset expiration dates. In 2003, we also realized $235,000 through the sale and transfer of $3.0 million of state tax net operating losses. In 2002, we realized $248,000 through the sale and transfer of $3.2 million of state tax net operating losses. The sales and transfers were made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority.


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

For the year ended December 31, 2002, our independent sales and marketing agents and distributors generated 48% of our total product revenues. During 2002, sales of our products through Boston Scientific Corporation and OMP, Inc. represented 31% and 8%, respectively, of our total product revenues compared to 35% and 9%, respectively, in 2001. No other independent sales agent or distributor generated more than 5% of our total product revenues in 2002.

Total revenues were also favorably impacted by a 23% increase in research grant revenues, which totaled $1.5 million in 2002 compared to $1.2 million in 2001. This increase was primarily due to an increase in research spending on projects funded by research grants, since research grant revenues are recognized when qualified expenses are incurred. During 2002, we were awarded grants from the Department of Defense and the National Institute of Health totaling $927,000. As of December 31, 2002, approximately $3.9 million of approved grant funding was available to fund future research and development expenses through 2004.

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

Selling and marketing expenses increased 11% to $13.3 million in 2002 compared to $12.0 million in the same period in 2001. The increase in 2002 was primarily attributable to higher selling expense associated with the increase in product revenues. Selling and marketing expenses decreased as a percentage of product revenues from 45% in 2001 to 40% in 2002. Selling and marketing expenses include marketing agent fees of $5.7 million and $5.4 million, respectively, in 2002 and 2001.

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

Preferred stock and deemed dividends totaled $1.6 million for the year ended December 31, 2001 and consisted of $440,000 of preferred stock dividends, which ceased accruing September 30, 2001, and a non-cash deemed dividend of $1.2 million recorded in connection with issuance of additional shares and the re-pricing of warrants, pursuant to the terms of an investment made in 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2003, we had cash and cash equivalents and short-term investments of $11.8 million compared to $5.5 million at December 31, 2002. Working capital increased to $23.2 million at December 31, 2003 from $11.5 million at December 31, 2002. The increase in cash, cash equivalents and short-term investments and working capital resulted principally from the $14.7 million net proceeds from the private placement of our Common Stock in 2003.

Our operating activities generated net cash of $822,000 for the year ended December 31, 2003 compared to $2.5 million for the same period in 2002. Although net income increased in 2003 compared to 2002, net cash provided by operating activities decreased primarily due to higher cash used to fund the net increase in working capital. Accounts receivable increased $1.6 million from December 31, 2002 due to the higher revenues in the fourth quarter of 2003 versus the fourth quarter of 2002. Inventories increased by $2.5 million in 2003 due to higher receipts of tissue from our tissue banks and a planned increase in processed tissue to support the increase in demand and full launch of AlloCraft DBM.

Our investing activities, which consist of purchases of investments and capital equipment, used net cash of $13.3 million for the year ended December 31, 2003 compared to $582,000 for the same period in 2002. The increase in 2003 resulted principally from the purchase of $10.9 million of investments and purchases of hardware and software for a new fully integrated computer system and production equipment.

Our financing activities generated $14.6 million for the year ended December 31, 2003 compared to $1.3 million used for principal payments on long-term debt in 2002. In 2003, we received net proceeds of $15.5 million from the private placement of our Common Stock and the exercise of warrants and options to purchase Common Stock. During 2003, we utilized $863,000 to retire all of our outstanding long-term debt. At December 31, 2003, we had no debt outstanding under our borrowing arrangements compared to $863,000 outstanding at December 31, 2002, and remaining availability on a revolving credit line of $2 million. In March 2004, the financial institution increased the borrowing limit on the revolving line of credit to $4 million and extended the expiration through March 2005. The credit facility is collateralized by the Company's accounts receivable, inventory, intellectual property, intangible and fixed assets and contains certain financial covenants and a subjective acceleration clause. As of December 31, 2003 we were in compliance with the covenants of our credit facility.


The following table reflects a summary of our contractual cash obligations as of December 31, 2003:

                                               Payments Due by Period
                                    ----------------------------------------------
                                            Less than   1 to 3   4 to 5   After 5
                                    Total    one year    years    years    years
                                    ------  ----------  -------  -------  --------
Operating leases                    $6,243  $      833  $ 1,810  $ 1,838  $  1,762
                                    ------  ----------  -------  -------  --------
Total contractual cash obligations  $6,243  $      833  $ 1,810  $ 1,838  $  1,762
                                    ======  ==========  =======  =======  ========

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

It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the cost of contesting such legal action. For a discussion of this matters see Note 13 of "Notes to Financial Statements" and Part I., Item 3. "Legal Proceedings".

INFLATION

We do not believe that inflation has had a material impact on our results of operations for the years ended December 31, 2003, 2002 and 2001.

NEW  ACCOUNTING  PRONOUNCEMENTS

FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51 (FIN 46R), replaces FIN 46, "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51, which had been issued in January 2003. FIN 46R clarifies some of the provisions of FIN 46 relating to variable interest entities (VIEs) and exempts certain entities from its requirements. FIN 46R addresses consolidation of VIEs which have one or more of the following characteristics: the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, the equity investors lack some essential characteristics of a controlling financial interest and the equity investors have voting rights that are not proportionate to their economic interests. Application of FIN 46R is required in financial statements of companies that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. We do not expect the adoption of FIN 46R to have a material impact on our financial position or results of operations.


ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our Investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Net unrealized gains and losses were not material at December 31, 2003 or 2002.


ITEM 8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The financial statements and supplementary financial information required to be filed under this Item are presented commencing on page F-1 of the Annual Report on Form 10-K, and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS  AND  PROCEDURES

     A.   DISCLOSURE CONTROLS AND PROCEDURES.

          As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     B.   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

          There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


BACKGROUND  OF  DIRECTORS

     The persons listed below served as directors of the Company during the year ended December 31, 2003.

NOMINEE                       AGE          POSITION WITH THE COMPANY           DIRECTOR SINCE
----------------------------  ---  ------------------------------------------  --------------
Paul G. Thomas                 48  Chairman of the Board, President and Chief            1998
                                              Executive Officer
Michael E. Cahr (1) (2) (3)    63  Director                                              1991
David Fitzgerald (1) (2) (3)   70  Director                                              2001
James G. Foster (1) (2) (3)    57  Director                                              1995
Stephen A. Livesey (4)         51  Chief Scientist                                       1993
Jonathan Silverstein (5)       36  Director                                              2002
Martin P. Sutter (6)           48  Director                                              2003

---------------

(1)  Member of the Audit Committee of the Board of Directors.
(2) Member of the Compensation and Stock Option Committee of the Board of Directors.
(3)  Member of the Nominating Committee of the Board of Directors.
(4) Dr. Livesey's term ended May 30, 2003 and he was not elected to an additional term.
(5)  Mr. Silverstein resigned from the Board of Directors on December 22, 2003.
(6)  Mr. Sutter was appointed to the Board of Directors on December 22, 2003.

     All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors.

Paul  G.  Thomas.   Mr.  Thomas  has  served  as  Director,  President and Chief
Executive Officer of LifeCell since October 1998. Mr. Thomas was elected Chairman of the Board in June 1999. Prior to joining LifeCell, Mr. Thomas was President of the Pharmaceutical Products Division of Ohmeda Inc., a world leader in inhalation anesthetics and acute care pharmaceuticals. Mr. Thomas was responsible for the overall operations of Ohmeda's Pharmaceutical Division, which had worldwide sales of approximately $200 million in 1997. Mr. Thomas received his MBA degree with an emphasis in Marketing and Finance from Columbia University Graduate School of Business and completed his postgraduate studies in Chemistry at the University of Georgia Graduate School of Arts and Science. He received his B.S. degree in Chemistry from St. Michael's College in Vermont, where he graduated Cum Laude.

Michael E. Cahr. Mr. Cahr has been a director of LifeCell since July 1991. Mr. Cahr is currently President of Saxony Consultants, an Illinois-based company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 through March 2002, Mr. Cahr was President and Chief Executive Officer of IKADEGA, Inc., a Northbrook, Illinois server technology company developing products and services for the healthcare, data storage and hospitality fields. He also served as Chairman of Allscripts, Inc., a leading developer of hand-held device technology that provides physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and President, Chief Executive Officer and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology and biotech from 1987 to June 1994. Mr. Cahr serves as a director of Pacific Health Laboratories, a publicly held Woodbridge, New Jersey nutritional products firm which develops and commercializes functionally unique nutritional products, and a director of

Truswal Systems, an Arlington, Texas-based software engineering firm. Mr. Cahr received his undergraduate degree in Economics from Colgate University and his Masters of Business Administration from Fairleigh Dickinson University. Mr. Cahr is chairman of the Company's audit committee

David Fitzgerald. Mr. Fitgerald has been a director of LifeCell since December 2001. He served as President and Chief Executive Officer of Howmedica, Inc. from 1980 until his retirement in 1996. In 1988, he was named Executive Vice President of Pfizer Hospital Products Group, a $1.3 billion group of medical device companies including Howmedica. In 1992, he was also named Vice President of Pfizer Inc. Mr. Fitzgerald serves as a director of Arthrocare Corp., a publicly traded Nasdaq company specializing in soft tissue surgical technology and Orthovita, Inc., a publicly traded Nasdaq company specializing in biomaterial products for the restoration of the human skeleton.

James G. Foster. Mr. Foster has been a director of LifeCell since March 1995. Mr. Foster was Vice President and General Manager of Medtronic Heart Valves, a division of Medtronic, Inc. ("Medtronic") a medical device company, from December 1994 through his retirement in December 2001. From February 1984 to December 1994, Mr. Foster held various officer positions with Medtronic including; Vice President of Cardiac Surgery Sales & Strategic Planning in 1994, Vice President and General Manager of Medtronic Neurological Implantables from 1992 through 1994, Vice President and General Manager of Medtronic Interventional Vascular from 1990 through 1992 and Vice President and General Manager of Medtronic Blood Systems from 1983 through 1989. Currently, Mr. Foster serves as a director of Arthrocare Corp., a publicly traded Nasdaq company specializing in soft tissue surgical technology.

Stephen A. Livesey, M.D., Ph.D. Dr. Livesey first joined LifeCell in June 1991 as Executive Vice President, Scientific Development of LifeCell. From March 1993 through March 2003, Dr. Livesey has served as Executive Vice President, Chief
Science Officer and as a director of LifeCell. Effective April 1, 2003, Dr. Livesey joined the newly formed National Stem Cell Centre Ltd. in Australia as Director of Tissue Regeneration and Professional Fellow (Tissue Engineering) at the Victorian Institute of Forensic Medicine. LifeCell and Dr. Livesey have entered into an agreement under which Dr. Livesey will remain employed with LifeCell in the role of Chief Scientist (a non-executive officer of LifeCell). Dr. Livesey' Director term ended May 30, 2003 and he was not elected to an additional term. Dr. Livesey is also a co-developer of LifeCell's initial technology and was involved in the formation of LifeCell and the licensing of such technology to LifeCell from The University of Texas Health Science Center in Houston. Dr. Livesey received his medical degree and a Ph.D. in biological chemistry from the University of Melbourne, Australia.

Jonathan Silverstein. Mr. Silverstein served as a director of LifeCell from April 2002 through December 2003. He is a director at OrbiMed Advisors LLC ("OrbiMed"), a healthcare fund that managers roughly $4 billion dollars in global healthcare investments. OrbiMed is also a major shareholder in LifeCell and currently holds approximately 10 percent of our outstanding common stock. Mr. Silverstein joined OrbiMed in 1999. From 1996 to 1999, Mr. Silverstein was the Director of Life Sciences in the investment banking department at the Sumitomo Bank, Limited in charge of strategic alliances, mergers and acquisitions in the biotechnology sector. Prior to 1996, Mr. Silverstein was an associate at Hambro Resources Development. Mr. Silverstein has a B.A. in Economics from Denison University and a J.D. and M.B.A. from the University of San Diego. Currently, Mr. Silverstein is a Director of Given Imaging, Ltd. and Predix Pharmaceuticals, Inc.

Martin P. Sutter. Mr. Sutter is a Managing Director at Essex Woodlands Health Ventures, one of the oldest and largest venture capital organizations focused exclusively on health care. Essex Woodlands Health Ventures currently holds approximately five percent of our outstanding Common Stock. Mr. Sutter began his career in management consulting with Peat Marwick, Mitchell & Co. in 1977 and shortly thereafter moved to Mitchell Energy & Development Corporation where he held various positions in operations, engineering and marketing. He founded the Woodlands Venture Capital Company in 1984 and Woodlands Venture Partners, an independent venture capital partnership, in 1988. He currently serves on the board of directors of Confluent Surgical, Inc., a privately held company specializing in surgical sealants and adhesion barriers, EluSys Therapeutics, Inc, a privately held company specializing in developing products for patients with end-stage congestive heart failure, Rinat Neuroscience Corporation, a privately held company specializing in developing therapeutic antibodies and Sontra Medical Corporation, a publicly traded Nasdaq company specializing in non-invasive ultrasound-mediated skin permeation technology.


COMMITTEES OF THE BOARD OF DIRECTORS

     Composition of the Board of Directors. Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. Recently, Nasdaq adopted amendments to its definition of independence. Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee and the Nominating Committee. As noted below, the Board of Directors has determined that the members of the Audit Committee and the Nominating Committee satisfy all such definitions of independence. The Board of Directors has also determined that Messrs. Cahr, Fitzgerald, Foster and Sutter satisfy the Nasdaq definition of independence.

     Audit  Committee.  During  2003,  the  Audit Committee was comprised of Mr.
Cahr, Mr. Fitzgerald and Mr. Foster. The Audit Committee is empowered by the Board of Directors to, among other things: serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of the our independent accountants; assume direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and the our management regarding financial reporting issues; and provide an open avenue of communication among the independent accountants, financial and senior management, and our Board of Directors.

     Audit Committee Financial Expert. The Board of Directors has determined that Michael E. Cahr is an "audit committee financial expert", as such term is defined by the SEC. As noted above, Mr. Cahr - as well as the other members of the Audit Committee - has been determined to be "independent" within the meaning of SEC and Nasdaq regulations.

     Independence of Audit Committee Members.Our Common Stock is listed on the Nasdaq National Market and we are governed by the listing standards applicable thereto. All members of the Audit Committee of the Board of Directors have been determined to be "independent directors" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' Marketplace Rules and under the SEC's Rule 10A-3.

     Nominating Committee.The Board of Directors has established a Nominating Committee consisting of Mr. Cahr, Mr. Fitzgerald and Mr. Foster. The Nominating Committee is empowered by the Board of Directors to, among other things, recommend to the Board of Directors qualified individuals to serve on our Board of Directors and to identify the manner in which the Nominating Committee evaluates nominees recommended for the Board.

     Compensation Committee. During 2003, the Compensation Committee was comprised of Mr. Cahr, Mr. Fitzgerald and Mr. Foster. The Compensation Committee reviews, approves and makes recommendations to the Board of Directors on matters regarding the compensation of our senior executive officers.

     Stock Option Committee. During 2003, the Stock Option Committee was comprised of Mr. Cahr, Mr. Fitzgerald and Mr. Foster. The Stock Option Committee administers our stock option plans.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports that they file.

     Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year and written representations from reporting persons that no report on Form 5 was required, we believe that, no person who, at any time during 2003, was subject to the reporting requirements of Section 16(a) with respect to us failed to meet such requirements on a timely basis, except that reports on Form 4 reporting the grant of stock options in December 2003 to Paul G. Thomas, William E. Barnhart, Fred Feldman, Steven T. Sobieski, Lisa N. Colleran and Bradly C. Tyler due on December 14, 2003 were not filed until December 31, 2003. These late filings were inadvertent, and the required filings were made promptly after noting the failures to file.


BACKGROUND  OF  EXECUTIVE  OFFICERS

The following sets forth certain information regarding the Company's executive officers

                                                                      DATE OF
NAME                                 OFFICES HELD                  FIRST ELECTION  AGE
--------------------  -------------------------------------------  --------------  ---

Paul G. Thomas        Chairman of the Board, President and Chief   October 1998     48
                      Executive Officer

William E. Barnhart   Senior Vice President, Operations            August 1999      61

Fred  Feldman, Ph.D   Senior Vice President Product Development    August 2003      61
                      & Quality

Steven T. Sobieski    Vice President, Finance and Administration   June 2000        47
                      & Chief Financial Officer

Lisa N. Colleran      Vice President, Marketing and Business       December 2002    46
                      Development

All executive officers serve at the discretion of the Board of Directors.


Paul G. Thomas. For further background information regarding Mr. Thomas, see "Background of Directors."


William E. Barnhart joined LifeCell in August 1999 as Sr. Vice President, Operations. He has over twenty-five years of management experience in a variety of roles in drug and device manufacturing and quality assurance. From March 1997 to September 1999, Mr. Barnhart was Sr. Vice President, Quality Assurance for Centeon, LLC, a multinational provider of pharmaceuticals and plasma derived biologics. From 1993 to 1997, Mr. Barnhart was Vice President, Quality Assurance for Ohmeda, Inc. Prior to joining Ohmeda, Mr. Barnhart was Vice President of Operations, Allergan U.S. Operations. In this capacity he was responsible for general management for five operations manufacturing prescription ophthalmics, biologics and medical devices. Mr. Barnhart graduated from Miami University with a Bachelor of Science degree and a Masters of Science degree in chemistry.

Fred Feldman, Ph.D. joined LifeCell in August 2003 as Sr. Vice President, Product Development & Quality. From 1974 through 1995, Dr. Feldman served in various scientific roles with Armour Pharmaceutical Company where he was directly responsible for bringing a number of breakthrough human therapeutics through the development pipeline to FDA and international registrations and commercial success. Dr. Feldman joined Centeon, LLC, a joint venture of Armour Pharmaceutical (a Rhone Poulenc Rorer subsidiary) and Behringwerke (a Hoechst subsidiary), in

1995 as Vice President of World Wide Preclinical R&D and Biotechnology Evaluation. In 1999, Dr. Feldman was appointed Vice President Scientific and Technical Affairs and Chief Scientist of Aventis Behring, a successor company to Centeon, where he was responsible for corporate research and development strategic planning and scientific direction. From 2001 through 2002, Dr. Feldman was Chief Executive Officer of Genesis Therapeutics Corporation, a drug development start-up that was a spin-out of Aventis Behring. After leaving Genesis Therapeutics Corporation Dr. Feldman was an independent consultant to pharmaceutical and biotechnology companies. Dr. Feldman earned his undergraduate degree in Biochemistry at the University of Chicago and received a Ph.D. in Biochemistry from Purdue University.

Steven T. Sobieski joined LifeCell in June 2000 as Vice President, Finance and Chief Financial Officer. He has twenty years of financial management experience in a variety of roles in public accounting and the medical technology field. Prior to joining LifeCell, Mr. Sobieski was Vice President Finance at Osteotech, Inc, a publicly traded Nasdaq company focused on developing and marketing human tissue based products for orthopedic applications, where he served in various positions from 1991 to 2000. From 1981 through 1991, he served in various positions of increasing responsibility with Coopers & Lybrand. Mr. Sobieski received his Bachelor of Science degree in Business Administration from Monmouth University and his Masters in Business Administration with a concentration in accounting from Rutgers University. He is a Certified Public Accountant.

Lisa N. Colleran joined LifeCell in December 2002 as Vice President, Marketing and Business Development. She has twenty years of marketing experience. Prior to joining LifeCell, Ms. Colleran served as Vice President/General Manager - Renal Pharmaceuticals for Baxter Healthcare Corporation, a worldwide manufacturer and distributor of diversified products, systems and services used primarily in the health-care field, from 1997 until December 2002, and served in various other sales and marketing positions at Baxter from 1983 through 1997. Ms. Colleran received her Bachelor of Science from Molloy College and her Masters in Business Administration from Loyola University of Chicago.


CODE  OF  ETHICS

     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE  COMPENSATION

The following table provides certain compensation information concerning our chief executive officer and our four most highly compensated executive officers, other than the chief executive officer, for the fiscal year ended December 31, 2003.

                               SUMMARY COMPENSATION TABLE

                                                           LONG TERM
                                  ANNUAL COMPENSATION     COMPENSATION
                                  -------------------     ------------

NAME AND PRINCIPAL                                        SECURITIES
POSITION AT                                               UNDERLYING      ALL OTHER
DECEMBER 31, 2003           YEAR    SALARY      BONUS     OPTIONS(1)   COMPENSATION(2)
--------------------------  ----  ----------  ----------  -----------  ----------------
Paul G. Thomas              2003  $ 330,000   $ 179,520       100,000  $           900
   Chairman of the Board,   2002  $ 303,200   $ 160,696       200,000  $           750
President and Chief         2001  $ 288,750   $ 129,938       160,000  $           400
   Executive Officer

William E. Barnhart         2003  $ 196,900   $  67,104        34,080  $           900
   Senior Vice President,   2002  $ 188,400   $  59,911        75,000  $           750
   Operations               2001  $ 180,250   $  48,668        50,000  $           425

Fred Feldman, Ph.D.         2003  $93,750(3)  $31,275(3)      133,360                -
   Senior Vice President,   2002          -           -             -                -
   Product Development &    2001          -           -             -                -
Quality

Steven T. Sobieski          2003  $ 202,000   $  70,902        35,100  $         1,200
   Vice President, Finance  2002  $ 193,300   $  59,150        75,000  $         1,050
   and Administration &     2001  $ 185,000   $  49,950        60,000  $           700
   Chief Financial Officer

Lisa N. Colleran            2003  $ 215,000   $  81,724        50,000  $      42,765(4)
   Vice President,          2002  $ 5,788(5)  $40,000(6)      100,000                -
   Marketing and Business   2001          -           -             -                -
   Development

---------------

(1) Represents shares issuable pursuant to stock options granted under our stock option plans. These options vest 25% per year commencing on the first anniversary of the date of grant.
(2) Represents contributions made by us pursuant to our 401(k) Plan and/or stock purchase plan unless otherwise noted.
(3)  Employment  commenced  August  2003.  Annual  salary  was  $225,000.
(4)  Includes  $41,565  of  relocation  related  costs  paid  by  the  Company.
(5)  Employment  commenced  December  2002.  Annual  salary  was  $215,000.
(6)  Represents  hiring  bonus.

OPTION  GRANTS  IN  2003

The following table provides certain information with respect to options granted to our chief executive officer and to each of the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2003:

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                         ---------------------------------

                                  PERCENT OF                                          POTENTIAL REALIZABLE VALUE
                                     TOTAL                                            AT ASSUMED ANNUAL RATES OF
                     NUMBER OF      OPTIONS      EXERCISE     MARKET                   STOCK PRICE APPRECIATION
                     SECURITIES   GRANTED TO       PRICE     PRICE ON                     FOR OPTION TERM(1)
                     UNDERLYING    EMPLOYEES                  DATE OF               ------------------------------
                       OPTIONS        IN         PER SHARE     GRANT    EXPIRATION
NAME                 GRANTED(2)   FISCAL YEAR       ($)         ($)        DATE           5%             10%
-------------------  -----------  ------------  -----------  ---------  ----------  --------------  --------------
Paul G. Thomas           100,000         13.5%  $      5.27  $    5.27    12/11/13  $     331,427   $     839,902
William E. Barnhart       34,080          4.6%  $      5.27  $    5.27    12/11/13  $     112,950   $     286,239
Fred Feldman, Ph.D.      100,000         13.5%  $      5.20  $    5.20    07/31/13  $     327,025   $     828,746
Fred Feldman, Ph.D.       33,360          4.5%  $      5.27  $    5.27    12/11/13  $     110,564   $     280,191
Steven T. Sobieski        35,100          4.7%  $      5.27  $    5.27    12/11/13  $     116,331   $     294,806
Lisa N. Colleran          50,000          6.7%  $      5.27  $    5.27    12/11/13  $     165,714   $     419,951
===================  ===========  ============  ===========  =========  ==========  ==============  ==============

---------------
(1) The Securities and Exchange Commission (the "SEC") requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of our future common stock prices. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such ten-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.
(2) These options vest 25% per year commencing on the first anniversary of the date of grant.

OPTION  EXERCISES  AND  HOLDINGS

The following table provides information concerning options exercised during 2003 and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2003.

                                 OPTION VALUES AT DECEMBER 31, 2003
                                 ----------------------------------

                                                  NUMBER OF
                                             SECURITIES UNDERLYING
                                             UNEXERCISED OPTIONS                VALUE OF
                       SHARES                AT DECEMBER 31, 2003         IN-THE-MONEY OPTIONS AT
                      ACQUIRED                   (# OF SHARES)            DECEMBER 31, 2003 ($)(1)
                         ON       VALUE    --------------------------  ----------------------------
Name                 (# SHARES)  REALIZED  Exercisable  UNEXERCISABLE  Exercisable   UNEXERCISABLE
-------------------  ----------  --------  -----------  -------------  ------------  --------------
Paul G. Thomas                -         -      690,000        350,000  $  1,897,060  $    1,009,320
William E. Barnhart           -         -      156,250        152,830  $    352,863  $      387,982
Fred Feldman, Ph.D.           -         -            -        133,360             -  $      131,025
Steven T. Sobieski            -         -      146,250        153,850  $    299,835  $      384,388
Lisa N. Colleran              -         -       25,000        125,000  $     86,500  $      306,000

---------------
(1) Based on $6.20 per share, the closing price of the Common Stock, as reported by the Nasdaq National Market, on December 31, 2003.


COMPENSATION  OF  DIRECTORS

     During 2003, non-employee directors were paid $1,500 per month regardless of the number of Board meetings attended. Non-employee directors who serve on the Compensation Committee were also paid $2,000 per year regardless of the number of committee meetings attended. Non-employee directors who serve on the Audit Committee were paid $4,000 per year regardless of the number of committee meetings attended. Our directors who are employees of LifeCell receive no directors' fees. Directors are reimbursed their expenses for attendance at such meetings.

     Newly elected non-employee directors receive an option to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on such election date and each of our non-employee directors receives an annual option grant to purchase 10,000 shares of Common Stock on the date of our Annual Meeting of Stockholders. Options granted under our director stock option plans generally vest one year after the date of grant and expire ten years after the date of grant.

     Pursuant to our 1993 Director Stock Option Plan, on June 1, 2003, Mr. Cahr, Mr. Foster, Mr. Fitzgerald and Mr. Silverstein were each granted options to purchase 10,000 shares of Common Stock at an exercise price of $3.60 per share. In addition, pursuant to our 2003 Director Stock Option Plan, Mr. Sutter was granted options to purchase 25,000 shares of Common Stock at an exercise price of $5.88 per share on December 22, 2003.


CHANGE  IN  CONTROL  AND  SEVERANCE  AGREEMENTS

We have entered into severance and change in control agreements with our executive officers to ensure that we will have their continued dedication as executives notwithstanding the possibility, threat or occurrence of a defined "change in control". Following are details of the agreements.

     PAUL  G.  THOMAS
     In December 2002, we entered into a change in control agreement with Mr. Thomas. Under the agreement, if within twelve months of a change in control there occurs a "trigger event", Mr. Thomas will be entitled to receive all then accrued compensation and fringe benefits, continuation of health and medical benefits and life insurance for a period of twelve months and a cash payment equal to 2.9 times his current base salary and performance bonus paid in the preceding year. Additionally, all stock options or other unvested benefits under any compensation or employee benefit plan shall immediately become vested and exercisable. A "trigger event" is defined to include termination of employment by us other than for "cause".

     Additionally, we have entered into a severance arrangement with Mr. Thomas. Pursuant to such arrangement, Mr. Thomas is entitled to receive 12 months severance pay based on his salary immediately prior to termination, health and medical benefits and life insurance coverage if he is terminated by us without cause. Mr. Thomas is also entitled to a bonus based on the bonus paid to Mr. Thomas in the previous year, on a pro rata basis based on the number of months employed during the year of termination.

     WILLIAM  E.  BARNHART
     In December 2002, we entered into a change in control agreement with Mr. Barnhart. Under the agreement, if within twelve months of a change in control there occurs a "trigger event", Mr. Barnhart will be entitled to receive all then accrued compensation and fringe benefits, continuation of health and medical benefits and life insurance for a period of twelve months and a cash payment equal to two times his current base salary and performance bonus paid in the preceding year. Additionally, all stock options or other unvested benefits under any compensation or employee benefit plan shall immediately become vested and exercisable. A "trigger event" is defined to include termination of employment by us other than for "cause".

     FRED  FELDMAN,  PH.D.
     In August 2003, we entered into compensation arrangements with Dr. Feldman upon commencement of his employment. Pursuant to such arrangements, Dr. Feldman is entitled to receive twelve months of salary, based on his salary immediately prior to termination, and fringe benefits continuation if he is terminated by us without cause. Additionally, if Dr. Feldman is terminated by us without cause following a change in control, as described in Section 17 of our 2000 Stock Option Plan, all of his remaining unvested stock options shall vest immediately.

     STEVEN  T.  SOBIESKI
     In December 2002, we entered into a change in control agreement with Mr. Sobieski. Under the agreement, if within twelve months of a change in control there occurs a "trigger event", Mr. Sobieski will be entitled to receive all then accrued compensation and fringe benefits, continuation of health and medical benefits and life insurance for a period of twelve months and a cash payment equal to two times his current base salary and performance bonus paid in the preceding year. Additionally, all stock options or other unvested benefits under any compensation or employee benefit plan shall immediately become vested and exercisable. A "trigger event" is defined to include termination of employment by us other than for "cause".

     Additionally, we have entered into a severance arrangement with Mr. Sobieski. Pursuant to such arrangement, Mr. Sobieski is entitled to receive 12 months severance pay based on his salary immediately prior to termination, health and medical benefits and life insurance coverage if he is terminated by us without cause.

     LISA  N.  COLLERAN
     In November 2002, we entered into compensation arrangements with Ms. Colleran upon commencement of her employment. Pursuant to such arrangements, Ms. Colleran is entitled to receive twelve months of salary, based on her salary immediately prior to termination, and fringe benefits continuation and outplacement services if she is terminated by us without cause or she experiences a material reduction in responsibilities or compensation following a change in control. Additionally, following a change in control, as described in
Section 17 of our 1992 Stock Option Plan, all of her remaining unvested stock options shall vest immediately.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 27, 2004, with respect to (i) persons known to us to be beneficial holders of five percent or more of either the outstanding shares of Common Stock or the outstanding shares of Series B Preferred Stock, (ii) our executive officers and directors and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each such person is c/o LifeCell Corporation, One
Millennium  Way,  Branchburg,  New  Jersey  08876.

                                                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)
                                                    --------------------------------------------
                                                      COMMON STOCK    SERIES B PREFERRED STOCK
                                                     --------------  ---------------------------
BENEFICIAL OWNER                                       SHARES      %        SHARES           %
---------------------------------------------------  ---------  ------  -------------  ------------
Samuel D. Isaly(2). . . . . . . . . . . . . . . . .  2,955,500  10.95%            ---           ---
OrbiMed Capital LLC
OrbiMed Advisors Inc.
OrbiMed Advisors LLC
  c/o OrbiMed Advisors LLC
  767 Third Avenue
  New York, New York 10017
Austin W. Marxe and David Greenhouse (3). . . . . .  2,652,233  10.16%            ---           ---
  c/o Special Situations Private Equity Fund, L.P.
  153 E. 53rd Street
  New York, New York 10022
Vector Later-Stage Equity Fund, L.P.(4) . . . . . .  2,660,644   9.54%         57,615        85.23%
Vector Fund Management, L.P.
VSI Advisors, L.L.C.
D. Theodore Berghorst
Peter F. Drake
Barclay A. Phillps
Douglas Reed
  1751 Lake Cook Road, Suite 350
  Deerfield, Illinois 60015
Essex Woodlands Health Ventures Fund V LP (5) . . .  1,300,000   5.06%            ---           ---
  10001 Woodlock Forest Dr. Ste. 175
  The Woodlands, Texas 77380
Paul G. Thomas(6) . . . . . . . . . . . . . . . . .    691,780   2.62%            ---           ---
  Chairman of the Board, President and Chief
  Executive Officer
Michael E. Cahr(7). . . . . . . . . . . . . . . . .    149,856      *             578            *
  Director
David Fitzgerald(8) . . . . . . . . . . . . . . . .     35,000      *             ---           ---
  Director
James G. Foster(9). . . . . . . . . . . . . . . . .     55,000      *             ---           ---
  Director
Martin P. Sutter(10). . . . . . . . . . . . . . . .     52,130      *             ---           ---
  Director
William E. Barnhart(11) . . . . . . . . . . . . . .    188,838      *             ---           ---
Sr. V. P., Operations
Fred Feldman., Ph.D.(12). . . . . . . . . . . . . .        ---      *             ---           ---
  Senior Vice President Product Development &
  Quality
Steven T. Sobieski(13). . . . . . . . . . . . . . .    175,855      *             ---           ---
  Vice President and Chief Financial Officer
Lisa N. Colleran.(14) . . . . . . . . . . . . . . .     25,386      *             ---           ---
  Vice President, Marketing and Business
  Development
All executive officers, and directors as a group. .  1,374,845   5.11%            578            *
(9 persons)(15)

Notes to Security Ownership table
---------------------------------
*Less than 1%.

(l) Each beneficial owner's percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities (such as the Series B Preferred Stock) that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of February 27, 2004 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of February 27, 2004 have been excluded. Unless otherwise noted, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock and/or Series B Preferred Stock beneficially owned by them.

(2) These shares of Common Stock are owned as follows: 1,130,000 shares of Common Stock and 902,043 shares of Common Stock issuable upon exercise of a warrant are owned by Caduceus Private Investments, LP, 23,000 shares of Common Stock and 18,776 shares of Common Stock issuable upon exercise of a warrant are owned by OrbiMed Associates, LLC and 490,000 shares of Common Stock and 391,681 shares of Common Stock issuable upon exercise of a warrant are owned by PW Juniper Crossover Fund, L.L.C. Samuel D. Islay,
     OrbiMed Advisors LLC, OrbiMed Advisors Inc. and OrbiMed Capital LLC are deemed to beneficially own these shares by virtue of their mutual affiliation to the above indicated entities. Information with respect to the ownership of such stockholders was obtained from a Schedule 13D filed on December 30, 2003 and our stock records.

(3) These shares of Common Stock are owned as follows: 923,988 shares of Common Stock and 218,750 shares of Common Stock issuable upon exercise of a warrant are owned by Special Situations Fund III, L.P., 980,863 shares of Common Stock and 144,375 shares of Common Stock issuable upon exercise of a warrant are owned by Special Situations Private Equity Fund, L.P. and 309,912 shares of Common Stock and 74,375 shares of Common Stock issuable upon exercise of a warrant are owned by Special Situations Cayman Fund, L.P. Austin Marxe and David Greenhouse are deemed to beneficially own these shares by virtue of being executive officers of the investment advisors of each such entity. Information with respect to the ownership of such stockholders was obtained from a Schedule 13G filed on February 13, 2004 as and our stock records.

(4) These shares of Common Stock are owned as follows:271,376 shares of Common Stock and 1,640,621 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock owned by Vector Later-Stage Equity Fund, LP, 125,000 shares of Common Stock issuable upon exercise of warrants owned by VSI Advisors, LLC, 133,485 shares of Common Stock and 389,893 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock owned by D. Theodore Berghorst, 6,286 shares of Common Stock and 38,007 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock owned by Peter F. Drake, 6,320 shares of Common Stock and 9,493 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock owned by Barclay A. Phillips and 30,670 shares of Common Stock and 9,493 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock owned by Douglas Reed. Information with respect to the ownership of such stockholders was obtained from a Schedule 13G/A filed September 29, 2003 and our stock records.

(5) Includes 1,300,000 shares of common stock owned by Essex Woodlands Health Ventures Fund V LP but excludes 52,130 shares of common stock beneficially owned by Martin P. Sutter, one of our Directors. Mr. Sutter is a managing director of the general partner of the Essex Woodlands Health Ventures Fund V LP, however he disclaims beneficial ownership of the shares owned by the partnership. Ownership information was obtained from our stock records and a Form 3 filed on December 30, 2003.

(6)  Includes  690,000  shares  underlying  stock  options

(7) Includes 88,914 shares of common stock, 20,942 shares of Common Stock issuable upon conversion of shares of Series B Preferred Stock and 40,000 shares underlying stock options

(8)  Represents  35,000  shares  underlying  stock  options.

(9)  Represents  55,000  shares  underlying  stock  options.

(10) Includes 37,130 shares of common stock and 15,000 shares underlying stock options but excludes 1,300,000 shares of common stock owned by Essex Woodlands Health Ventures V LP. Mr. Sutter is a managing director of the general partner of the Essex Woodlands Health Ventures Fund V LP, however he disclaims beneficial ownership of the shares owned by the partnership. Ownership information was obtained from our stock records and a Form 3 filed on December 30, 2003.

(11) Includes  187,500  shares  underlying  stock  options.

(12) Includes  171,250  shares  underlying  stock  options.

(13) Includes  25,000  shares  underlying  stock  options.

(14) See  notes  (5)  through  (13).

EQUITY  COMPENSATION  PLAN  INFORMATION

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under our Amended and Restated 1992 Stock Option Plan, 1993 Directors Stock Option Plan, 2000 Stock Option Plan and 2003 Directors Stock Option Plan as of December 31, 2003. These plans were our only equity compensation plans in existence as of December 31, 2003.

                                                                                   (c)
                                                                           Number Of Securities
                                                                           Remaining Available
                                                                                   For
                                 (a)                      (b)             Future Issuance Under
                       Number Of Securities To      Weighted-Average       Equity Compensation
                       Be Issued Upon Exercise     Exercise Price Of         Plans (Excluding
                       Of Outstanding Options,    Outstanding Options,   Securities Reflected In
Plan Category            Warrants and Rights      Warrants and Rights           Column (a)
---------------------  ------------------------  ----------------------  ------------------------
Equity Compensation
Plans Approved by
Shareholders                         4,012,736   $                 3.77                 2,154,019

Equity Compensation
Plans Not Approved by
Shareholders. . . . .              2,030,000(1)  $                 2.32                         0
                       ------------------------  ----------------------  ------------------------

TOTAL                                6,042,736   $                 3.28                 2,154,019

(1) See "Note 9-Capital Stock, Options and Warrants" included in the financial statements for the year ended December 31, 2003 included in commencing on page F-1 in this Annual Report on Form 10-K.


ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

We have entered into change in control and severance agreements with our executive officers. See "Item 11. Executive Compensation - Change in Control and Severance Agreements".

Any transactions involving related parties in the future will be reviewed and approved by our Audit Committee of the Board of Directors.


ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by our independent accountants, PricewaterhouseCoopers LLP ("PWC"), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

     Audit Fees. Audit fees billed or expected to be billed to us by PWC for the audit of the financial statements included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2003 and 2002 totaled approximately $161,750 and $103,000, respectively.

     Audit-Related Fees. We were billed $27,700 and $14,000 by PWC for the fiscal years ended December 31, 2003 and 2002, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption Audit Fees above.

     Tax Fees. We were billed an aggregate of $1,225 and $14,350 by PWC for the fiscal years ended December 31, 2003 and 2002, respectively, for tax services, principally advice regarding the preparation of income tax returns.

     All  Other  Fees.  We  did  not  incur  any fees for the fiscal years ended
December  31,  2003  and  2002,  for  permitted  non-audit  services.

     Other Matters. The Audit Committee has considered whether the provision of the Audit-Related Fees and Tax Fees are compatible with maintaining the independence of our principal accountant.

     Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS INCLUDED IN THIS REPORT:

1.   FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
     Reports of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

     Balance Sheets as of December 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . .  F-3

     Statements of Operations  for the years ended December 31, 2003, 2002 and 2001. . . . . . . .  F-4

     Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001 . . .  F-5

     Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 . . . . . . . .  F-6

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7


2.   FINANCIAL STATEMENT SCHEDULES

          All other schedules are omitted because they are not applicable, not required, or because the required information is contained in the Company's financial statements and the notes thereto.

(b)  REPORTS ON FORM 8-K:

     On  October  20,  2003,  we  announced our third quarter operating results.

     On December 23, 2003, we announced the appointment of Martin P. Sutter to our Board of Directors.

     On January 20, 2004, we announced preliminary fourth quarter and full year operating results as well as financial guidance for 2004.

     On February 25, 2004, we announced our fourth quarter and full year 2003 operating results as well as guidance for 2004. We also announced that we planned to conduct a conference call to discuss the operating results and related matters.

(c)  EXHIBITS:

          Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

          Exhibits designated by the symbol are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 15.

          LifeCell undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

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

10.3    LifeCell Corporation 2003 Non-Employee Director Stock Option Plan (incorporated by reference to
        Annex B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 24, 2003).

10.4    Securities Purchase Agreement dated November 18, 1996, between LifeCell Corporation and the
        Investors named therein (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on
        Form 10-K for the fiscal year ended December 31, 1996).

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

10.8+   Agreement dated October 5, 1998 between LifeCell Corporation and Paul G. Thomas (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on
        November 13, 1998.)

10.9+   Letter agreement dated September 8, 1998 between LifeCell Corporation and Paul G. Thomas, as amended by letter agreements dated September 9, 1998 and September 29, 1998 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on
        November 13, 1998.)

10.10   Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell
        Corporation dated June 17, 1999 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
        Report on Form 10-Q filed with the Commission on November 15, 1999.)

10.11   Amendment dated September 21, 1999 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.16 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12   Amendment dated April 7, 2000 to Lease Agreement by and between Maurice M. Weill, Trustee for
        Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.17 to the
        Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).


10.13   LifeCell Corporation Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the
        Company's Quarterly Report on Form 10-Q filed with the Commission on July 28, 2000).

10.14   Form of Purchase Agreement dated September 1, 2000 between LifeCell Corporation and Certain
        Investors (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
        filed with the Commission on November 13, 2000).

10.15+  Form of Change in Control Agreement (incorporated by reference to Exhibit 10.26 to the Company's
        Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16   Stock Purchase Warrant dated October 31, 2000, issued to Prudential Securities Incorporated
        (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.17   Stock Purchase Warrant dated October 31, 2000, issued to Gruntal & Co., L.L.C. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended
        December 31, 2000).

10.18   Form of Purchase Agreement dated June 29, 2001 between LifeCell Corporation and Certain Investors
        (incorporated by reference to Exhibit 10.29 of the Company's Form 8-K filed with the Commission on
        July 11, 2001).

10.19   Form of Warrants dated July 10, 2001 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 10.31 of the Company's Form 8-K filed with the Commission on July 11, 2001).

10.20   Form of Purchase Agreement dated August 11, 2003 between LifeCell Corporation and Certain Investors
        (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed with the Commission on
        August 13, 2003).

10.21   Loan and Security Agreement dated January 15, 2003 between LifeCell Corporation and Silicon Valley
        Bank (incorporated by reference to Exhibit 10.32 of the Company's Form 8-K filed with the Commission on February 14, 2003).

10.22   Revolving Promissory Note in the principal amount of $2,000,000 between LifeCell Corporation and
        Silicon Valley Bank (incorporated by reference to Exhibit 10.33 of the Company's Form 8-K filed with the Commission on February 14, 2003).

14.1 *  Code of Ethics for Senior Financial Officers

23.1 *  Consent of PricewaterhouseCoopers LLP.

31.1 *  Certification of the Registrant's Chief Executive Officer, Paul G. Thomas, pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.

31.2 *  Certification of the Registrant's Chief Financial Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *  Certification of the Registrant's Chief Executive Officer, Paul G. Thomas, and Chief Financial Officer,
        Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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


Dated:  March 12, 2004.

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                                 TITLE                          DATE
----------------------  ------------------------------------------  --------------

/s/ Paul G. Thomas      President and Chief Executive               March 12, 2004
----------------------  Officer (Principal Executive Officer) and
Paul G. Thomas          Chairman of the Board of Directors


/s/ Steven T. Sobieski  Vice President and Chief Financial          March 12, 2004
----------------------  Officer (Principal Financial Officer)
Steven T. Sobieski


/s/ Bradly C. Tyler     Controller                                  March 12, 2004
----------------------  (Principal Accounting Officer)
Bradly C. Tyler


/s/ Michael E. Cahr     Director                                    March 12, 2004
----------------------
Michael E. Cahr

/s/ James G. Foster     Director                                    March 12, 2004
----------------------
James G. Foster

/s/ David Fitzgerald    Director                                    March 12, 2004
----------------------
David Fitzgerald

/s/ Martin P. Sutter    Director                                    March 12, 2004
----------------------
Martin P. Sutter

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders:


In our opinion, the accompanying balance sheets as of December 31, 2003 and 2002 and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of LifeCell Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of LifeCell Corporation for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 25, 2002.


PRICEWATERHOUSECOOPERS, LLP


Florham Park, New Jersey

March 9, 2004

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



                                                      ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
February 25, 2002

                                        LIFECELL CORPORATION
                                           BALANCE SHEETS
                                       (DOLLARS IN THOUSANDS)


                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  2003       2002
                                                                                ---------  ---------
                                     Assets
Current assets
  Cash and cash equivalents                                                     $  7,387   $  5,202
  Short-term investments                                                           4,398        256
  Receivables, less allowance of $54 in 2003 and $40 in 2002                       5,876      4,332
  Inventories                                                                      8,830      6,367
  Prepayments and other                                                              317        257
  Deferred  tax assets                                                             2,067          -
                                                                                ---------  ---------
     Total current assets                                                         28,875     16,414

Investments in marektable securities                                               6,735          -
Fixed assets, net                                                                  7,508      7,091
Deferred tax assets                                                               14,589          -
Other assets, net                                                                    566        611
                                                                                ---------  ---------
Total assets                                                                    $ 58,273   $ 24,116
                                                                                =========  =========

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                              $  1,260   $  1,438
  Accrued liabilities                                                              4,332      3,173
  Current portion of long-term debt                                                    -        337
                                                                                ---------  ---------
     Total current liabilities                                                     5,592      4,948

Deferred revenue                                                                     130        351
Long-term debt                                                                         -        526
Other liabilities                                                                    172         94

Commitments and contingencies

Temporary equity
  Common stock, subject to redemption, $.001 par value, 113,836
    shares issued and outstanding in 2002                                              -        478

Stockholders' equity
  Series B preferred stock, $.001 par value, 182,205 shares authorized,
    67,601 and 74,278 shares issued and outstanding in 2003 and 2002
    (liquidation preference at December 31, 2003 of $6,760,000)
  Undesignated preferred stock, $.001 par value 1,817,795
    shares authorized, none issued and outstanding                                     -          -
  Common stock, $.001 par value, 48,000,000 shares authorized;
    25,592,475 and 21,193,159 shares issued and oustanding in 2003 and 2002           26         21
  Common stock warrants, 2,000,000 and 2,284,211 outstanding in 2003 and 2002      3,412      4,002
  Additional paid-in capital                                                      94,610     78,037
  Accumulated deficit                                                            (45,669)   (64,341)
                                                                                ---------  ---------
     Total stockholders' equity                                                   52,379     17,719
                                                                                ---------  ---------
Total liabilities and stockholders' equity                                      $ 58,273   $ 24,116
                                                                                =========  =========

   The accompanying notes are an integral part of these financial statements.

                                 LIFECELL CORPORATION
                               STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  For the Year Ended December 31,
                                             ----------------------------------------
                                                 2003          2002          2001
                                             ------------  ------------  ------------
Revenues:

  Product revenues                           $    38,577   $    32,935   $    26,560
  Research grant revenues                          1,672         1,493         1,209
                                             ------------  ------------  ------------

     Total revenues                               40,249        34,428        27,769
                                             ------------  ------------  ------------

Costs and expenses:

  Cost of products sold                           12,241        10,134         8,862
  Research and development                         5,396         5,015         4,351
  General and administrative                       5,594         4,590         4,098
  Selling and marketing                           14,940        13,288        11,978
                                             ------------  ------------  ------------

     Total costs and expenses                     38,171        33,027        29,289
                                             ------------  ------------  ------------

Income (loss) from operations                      2,078         1,401        (1,520)

  Interest and other income (expense), net           (28)         (129)         (550)
                                             ------------  ------------  ------------

Income (loss) before income taxes                  2,050         1,272        (2,070)

  Income tax benefit                              16,622           157            --
                                             ------------  ------------  ------------

Net income (loss)                                 18,672         1,429        (2,070)

Preferred stock and deemed dividends                  --            --        (1,591)
                                             ------------  ------------  ------------

Net income (loss) applicable to
  common stockholders                        $    18,672   $     1,429   $    (3,661)
                                             ============  ============  ============

Net income (loss) per common share:
    Basic                                    $      0.85   $      0.07   $     (0.20)
                                             ============  ============  ============
    Diluted                                  $      0.70   $      0.06   $     (0.20)
                                             ============  ============  ============

Shares used in computing net income (loss)
  per common share:
    Basic                                     22,093,655    21,175,602    18,240,431
                                             ============  ============  ============
    Diluted                                   26,631,839    24,696,376    18,240,431
                                             ============  ============  ============

   The accompanying notes are an integral part of these financial statements.



                                                LIFECELL CORPORATION
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (DOLLARS IN THOUSANDS)


                                                SERIES B                                COMMON STOCK
                                             PREFERRED STOCK      COMMON STOCK             WARRANTS       ADDITIONAL
                                            -----------------  -------------------  ---------------------   PAID-IN
                                             SHARES   AMOUNT     SHARES    AMOUNT     SHARES      AMOUNT    CAPITAL
                                            --------  -------  ----------  -------  -----------  --------  ---------
Balance at December 31, 2000                 95,931   $     -  15,784,368  $    16   3,370,298   $ 1,269   $ 69,728
  Stock options exercised                         -         -         135        -           -         -          -
  Warrants issued                                 -         -           -        -   2,224,030     3,231     (3,231)
  Warrants expired                                -         -           -        -  (3,310,117)     (498)       498
  Common stock issued for cash                    -         -   3,125,000        4           -         -      5,906
  Reclassification of common stock,
     subject to redemption                        -         -     464,364        -           -         -      1,950
  Dividends on Series B preferred stock       5,795         -           -        -           -         -        579
  Deemed dividend recorded in connection
     with issuance of additional shares of
     common stock and warrant re-pricing                    -     478,001        -           -         -      1,151
  Net loss                                        -         -           -        -           -         -          -
                                            --------  -------  ----------  -------  -----------  --------  ---------

Balance at December 31, 2001                101,726         -  19,851,868       20   2,284,211     4,002     76,581
  Conversion of Series B preferred stock    (27,448)        -     994,491        1           -         -         (1)
  Reclassification of common stock,
     subject to redemption                        -         -     346,800        -           -         -      1,457
  Net income                                      -         -           -        -           -         -          -
                                            --------  -------  ----------  -------  -----------  --------  ---------

Balance at December 31, 2002                 74,278         -  21,193,159       21   2,284,211     4,002     78,037
  Stock options exercised                         -         -     129,595        -           -         -        462
  Warrants exercised                              -         -     224,000        -    (284,211)     (590)       982
  Conversion of Series B preferred stock     (6,677)        -     241,916        -           -         -          -
  Common stock issued for cash                    -         -   3,689,969        5           -         -     14,651
  Reclassification of common stock,
     subject to redemption                        -         -     113,836        -           -         -        478
  Net income                                      -         -           -        -           -         -          -
                                            --------  -------  ----------  -------  -----------  --------  ---------

Balance at December 31, 2003                 67,601   $     -  25,592,475  $    26   2,000,000   $ 3,412   $ 94,610
                                            ========  =======  ==========  =======  ===========  ========  =========


                                                                TOTAL
                                            ACCUMULATED     STOCKHOLDERS'
                                               DEFICIT         EQUITY
                                            -------------  ---------------
Balance at December 31, 2000                $    (62,109)  $        8,904
  Stock options exercised                              -                -
  Warrants issued                                      -                -
  Warrants expired                                     -                -
  Common stock issued for cash                         -            5,910
  Reclassification of common stock,
     subject to redemption                             -            1,950
  Dividends on Series B preferred stock             (440)             139
  Deemed dividend recorded in connection
     with issuance of additional shares of
     common stock and warrant re-pricing          (1,151)               -
  Net loss                                        (2,070)          (2,070)
                                            -------------  ---------------

Balance at December 31, 2001                     (65,770)          14,833
  Conversion of Series B preferred stock               -                -
  Reclassification of common stock,
     subject to redemption                             -            1,457
  Net income                                       1,429            1,429
                                            -------------  ---------------

Balance at December 31, 2002                     (64,341)          17,719
  Stock options exercised                              -              462
  Warrants exercised                                   -              392
  Conversion of Series B preferred stock               -                -
  Common stock issued for cash                         -           14,656
  Reclassification of common stock,
     subject to redemption                             -              478
  Net income                                      18,672           18,672
                                            -------------  ---------------

Balance at December 31, 2003                $    (45,669)  $       52,379
                                            =============  ===============

   The accompanying notes are an integral part of these financial statements.

                                         LIFECELL CORPORATION
                                       STATEMENTS OF CASH FLOWS
                                        (DOLLARS IN THOUSANDS)


                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                          2003       2002      2001
                                                                        ---------  --------  --------
Cash Flows from Operating Activities:
  Net income (loss)                                                     $ 18,672   $ 1,429   $(2,070)
  Adjustments to reconcile net income (loss) to net cash
    Provided by  (used in) operating activities:
    Depreciation and amortization                                          2,010     2,296     1,761
    Reversal of deferred tax valuation allowance                         (16,656)        -         -
    Receivable allowance                                                      61       (56)      (15)
    Deferred revenues                                                       (221)     (221)     (222)
    Deferred rent expense                                                     78        24         -
    Loss on disposal of fixed assets                                          25         -         -
    Accretion of debt discount and financing cost                              -         -       192
  Increase (decrease) in cash from changes in assets and liabilities:
    Receivables                                                           (1,605)     (477)      503
    Inventories                                                           (2,463)   (1,676)       20
    Prepayments and other                                                    (60)       62       (50)
    Accounts payable and accrued liabilities                                 981     1,087    (1,791)
    Other liabilities                                                          -         -       (13)
                                                                        ---------  --------  --------
      Net cash provided by (used in) operating activities                    822     2,468    (1,685)
                                                                        ---------  --------  --------
Cash Flows from Investing Activities:
  Purchase of investments                                                (10,877)       (6)        -
  Capital expenditures                                                    (2,507)     (576)     (458)
  Increase in other assets                                                     -         -      (171)
  Proceeds from sale of equipment                                            100         -         -
  Proceeds from investments                                                    -         -        65
                                                                        ---------  --------  --------
      Net cash used in investing activities                              (13,284)     (582)     (564)
                                                                        ---------  --------  --------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock and warrants                     15,682         -     5,910
  Proceeds from issuance of long-term debt                                 1,451         -         -
  Proceeds from exercise of common stock and warrants                        856         -         -
  Principal payments on long-term debt                                    (2,314)   (1,334)   (1,229)
  Offering fees                                                           (1,028)        -         -
  Payments on notes payable                                                    -         -    (2,998)
  Cash dividends paid                                                          -         -        (4)
                                                                        ---------  --------  --------
      Net cash provided by (used in) financing activities                 14,647    (1,334)    1,679
                                                                        ---------  --------  --------
Net increase (decrease) in cash and cash equivalents                       2,185       552      (570)
Cash and cash equivalents at beginning of period                           5,202     4,650     5,220
                                                                        ---------  --------  --------
Cash and cash equivalents at end of period                              $  7,387   $ 5,202   $ 4,650
                                                                        =========  ========  ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                                $     64   $   186   $   581
                                                                        =========  ========  ========
  Cash paid during the year for income taxes                            $    336   $    40   $     -
                                                                        =========  ========  ========
Supplemental Disclosure of Non-cash Financing Activities:
  Series B preferred stock issued as payment of dividends               $      -   $     -   $   579
                                                                        =========  ========  ========
  Deemed dividends                                                      $      -   $     -   $ 1,151
                                                                        =========  ========  ========
  Fair value of warrants issued in connection with common stock         $      -   $     -   $ 3,231
                                                                        =========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1.   ORGANIZATION

LifeCell Corporation ("LifeCell" or "the Company") develops and markets products made from human (allograft) tissue for use in reconstructive, urogynecologic and orthopedic surgical procedures. The Company's products are subject to regulation by the United States Food and Drug Administration as human tissue for transplantation. LifeCell was incorporated in Delaware in 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. The Company began commercial sales of its first tissue product during 1993.


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

Cash and Cash Equivalents and Investments in Marketable Securities

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at cost, net of any unamortized premiums or discounts, which approximates fair value.

The Company classifies its marketable securities as available for sale. The securities consist of fixed income debt securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Net unrealized gains and losses were not material at December 31, 2003 or 2002. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. Realized gains were not material in 2003, 2002, or 2001.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead. The Company records a provision for excess and obsolete inventory based primarily on inventory quantities on hand, the historical product sales and estimated forecast of future product demand and production requirements.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Major expenditures that improve or extend the life of the assets are capitalized whereas maintenance and repairs are expensed as incurred. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation of computer equipment, furniture and fixtures is computed on the straight-line method based on the estimated useful lives of the assets of three to five years. Depreciation of machinery and equipment is computed on the straight-line method based on the estimated useful lives of the assets of five to ten years. The cost of leasehold improvements is depreciated over the shorter of the lease term or the estimated useful life of the asset.

Deferred  Patent  Costs

The Company capitalizes external legal costs associated with obtaining patents. Net deferred patent costs amounted to $414,000 and are included in other assets, net in the accompanying balance sheet. Such costs are amortized to expense on a straight-line basis over the legal life of the patent. For the years ended
December 31, 2003, 2002 and 2001, amortization expense relating to deferred patent costs was $45,000, $83,000 and $40,000, respectively.

Impairment  of  Long-Lived  Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Management believes that the carrying value of its long-lived assets reported on the balance sheet at December 31, 2003 represent recoverable value and during 2003 and 2002 no impairment reviews were required.

Revenue Recognition

Product revenues are recognized when title and risk of loss for the product is transferred to the customer. The Company utilizes independent sales and marketing agents to supplement its direct sales organization. These independent agents hold the Company's inventory on a consignment basis. For products marketed through independent sales and marketing agents the Company recognizes revenue when the products are delivered to the third-party customer, as this is when title and risk of loss to the product transfers. Additionally, amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue are recognized.

Research grant revenues are recognized at the time qualified expenses are incurred, unless the Company has continuing performance obligations, in which case, revenue is recognized upon the satisfaction of such obligations. Grant payments received, but not yet earned, is recorded as deferred revenue.

Research and Development Expense

Research and development costs are expensed when incurred.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments in marketable securities, accounts receivable, accounts payable, debt and certain current liabilities. Management believes the carrying amounts reported in the balance sheet for these items approximate fair value.

Income Taxes

Significant judgment is required in determining the Company's income tax provision. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Although the Company believes that its estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in its historical income tax provisions and accruals. Such differences could have a material effect on the Company's income tax provision and net income in the period in which such determination is made.

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The recoverability of deferred tax assets is dependent upon the Company's assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. At December 31, 2003, the valuation allowance primarily reflected uncertainties involving the realization of certain tax credits and loss carryforwards due to the potential impact of future stock option exercises and shorter-term tax asset expiration dates. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. There were no components of comprehensive income other than net income for the years ended December 31, 2003, 2002, or 2001.

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

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the years ended December 31,:

                                                      2003              2002            2001
                                                 ---------------  ---------------  ---------------
                                                   (dollars in thousands, except per share data)

Net income (loss), as reported                   $       18,672   $        1,429   $       (2,070)
Less:  Total stock-based compensation expense
    determined under fair value based method
    for all awards, net of related tax effects           (1,248)          (1,223)          (1,942)
                                                 ---------------  ---------------  ---------------
Pro forma                                        $       17,424   $          206   $       (4,012)
                                                 ===============  ===============  ===============

Net income (loss) per common share - basic
As reported                                      $         0.85   $         0.07   $        (0.20)
                                                 ===============  ===============  ===============
Pro forma                                        $         0.79   $         0.01   $        (0.31)
                                                 ===============  ===============  ===============

Net income (loss) per common share - diluted
As reported                                      $         0.70   $         0.06   $        (0.20)
                                                 ===============  ===============  ===============
Pro forma                                        $         0.66   $         0.01   $        (0.31)
                                                 ===============  ===============  ===============

     See Note 9 for additional information regarding the computations presented above.

Concentrations  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company has investment policies that limit investments of excess cash to investment grade securities. The Company provides credit, in the normal course of business to hospitals, medical professionals and distributors. The risk with respect to accounts receivables is mitigated because amounts due the Company are not concentrated within a relatively few number of customers. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred.

                                                                 Write-offs
                                                    Charge          and
                                   Balance at     (Benefit) to   Deductions   Balance at
                                  Beginning of     Costs and        From        End of
Allowance for Doubtful Accounts      Period         Expenses      Allowance     Period
                                  -------------  --------------  -----------  -----------
                                                    (dollars in thousands)
     December 31, 2003            $          40  $          61   $      (47)  $        54
     December 31, 2002                      114            (56)         (18)           40
     December 31, 2001                      170            (15)         (41)          114

New  Accounting  Pronouncements

FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51 (FIN 46R), replaces FIN 46, "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51, which had been issued in January 2003. FIN 46R clarifies some of the provisions of FIN 46 relating to variable interest entities (VIEs) and exempts certain entities from its requirements. FIN 46R addresses consolidation of VIEs which have one or more of the following characteristics: the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, the equity investors lack some essential characteristics of a controlling financial interest, and the equity investors have voting rights that are not proportionate to their economic interests. Application of FIN 46R is required in financial statements of companies that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46R to have a material impact on the Company's financial position or results of operations.

3.   INVENTORIES

Inventories consist of the following at December 31,:

                                                 2003          2002
                                             ------------  ------------
                                               (dollars in thousands)
Unprocessed tissue and materials             $      4,453  $      2,940
Tissue products in-process                          1,592         1,446
Tissue products available for distribution          2,785         1,981
                                             ------------  ------------
    Total inventories                        $      8,830  $      6,367
                                             ============  ============

4.   INVESTMENTS

Cash, cash equivalents and investments consist of the following at December 31,:

                                   2003              2002
                            -----------------  -----------------
                            Carrying    Fair   Carrying    Fair
                              Value    Value     Value    Value
                            ---------  ------  ---------  ------
                                   (dollars in thousands)
Cash and cash equivalents   $   7,387  $7,387  $   5,202  $5,202
Short-term investments          4,398   4,397        256     256
Long-term investments           6,735   6,744         --      --

The Company's long-term investments mature at various dates through May 2005.

5.   FIXED ASSETS

Fixed assets consist of the following at December 31,:

                                                 2003           2002
                                             -------------  -------------
                                               (dollars in thousands)
Machinery and equipment                      $      4,581   $      3,973
Leasehold improvements                              7,542          7,486
Computer equipment, furniture and fixtures          3,585          1,933
                                             -------------  -------------
                                                   15,708         13,392
Accumulated depreciation and amortization          (8,200)        (6,301)
                                             -------------  -------------
    Fixed assets, net                        $      7,508   $      7,091
                                             =============  =============

For the years ended December 31, 2003, 2002 and 2001, depreciation and amortization expense related to fixed assets was $1,965,000, $2,213,000 and $1,721,000, respectively.

6.   ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:


                                          2003            2002
                                     --------------  --------------
                                         (dollars in thousands)
Tissue recovery expenses             $        1,478  $        1,025
Employee compensation and benefits            1,985           1,436
Marketing agent fees                            432             601
Operating expenses and other                    437             111
                                     --------------  --------------
    Total accrued liabilities        $        4,332  $        3,173
                                     ==============  ==============

7.   DEFERRED REVENUE

In March 1999, in conjunction with the signing of an agreement with an independent sales and marketing agent, the Company issued 108,577 shares of common stock at a premium of $506,000 over the closing market price of the Company's common stock on the date of issuance. This premium, which was recorded as deferred revenue and is being recognized over the five-year term of the agreement, represented a payment for marketing rights. The total equity investment was valued at $1.0 million less offering costs of $100,000.

In February 2000, in conjunction with the Company entering into an agreement with an independent agent, the agent agreed to make a $600,000 payment in exchange for certain product marketing rights. The payment, which was received in September 2000, was recorded as deferred revenue and is being recognized over the five-year term of the agreement.

8.   FINANCING ARRANGEMENTS AND LONG-TERM DEBT

In January 2003, the Company secured a $4 million credit facility through a financial institution consisting of a $2 million revolving line of credit and an equipment line for up to an additional $2 million. The credit facility is collateralized by the Company's accounts receivable, inventory, intellectual property, intangible and fixed assets. The agreement contains certain financial covenants and a subjective acceleration clause. The revolving line of credit bears interest at the bank prime rate plus 0.75% and was available through January 2004. The equipment term note bore interest at the bank prime rate plus 1.5%. In 2003, the Company received proceeds of $1,451,000 under the equipment line portion of the credit facility and used part of the proceeds to repay all of its existing debt. In September 2003, the Company repaid the entire outstanding balance on the equipment line and the equipment line was terminated. At December 31, 2003, the Company had remaining availability on the revolving line of credit of $2 million. In March 2004, the financial institution increased the borrowing limit on the revolving line of credit to $4 million and extended the expiration through March 2005.

As of December 31, 2002, the Company had term debt facilities with three financial institutions as follows:

(1) A three-year term loan bearing an interest rate of 14.2%, repayable in monthly installments of principal and interest of $100,000 through and including March 1, 2003. This credit facility was collateralized by the Company's accounts receivable, inventory, intellectual property, intangible and fixed assets and is guaranteed by the New Jersey Economic Development Authority. The balance outstanding on the term loan was $196,000 at December 31, 2002.

(2) A three-year term loan bearing an interest rate of 6.5%, repayable in monthly installments of principal and interest of $18,000 through and including June 1, 2003. The loan was collateralized by the Company's accounts receivable, inventories and fixed assets. The balance outstanding on this loan was $89,000 at December 31, 2002.

(3) A ten-year term loan bearing an interest rate of 9.0%, repayable in annual installments of principal and interest of $106,000 through and including August 1, 2010. This loan was collateralized by payments that the Company is entitled to receive through a New Jersey Business Employment Incentive Grant. Such payments were assigned to the lender and will be used to satisfy the Company's obligations under the loan agreement as they are received. The balance outstanding on the note was $578,000 at December 3, 2002.

Interest expense for the years ended December 31, 2003, 2002 and 2001 was $57,000, $180,000 and $697,000, respectively.

9.   CAPITAL STOCK, OPTIONS AND WARRANTS

Common stock, subject to redemption

In November 1999, the Company issued 925,000 shares of common stock in a private placement at a price of $4.20 per share. The proceeds of the offering were approximately $3.9 million. Pursuant to the terms of the purchase agreement, the Company was required to issue additional shares to the investor if the market price of the Company's common stock declined below a fixed amount per share. In November 2001, the Company issued 478,001 additional shares of common stock to the investor, without additional consideration, pursuant to the terms of this agreement. In connection with the issuance, the Company recorded a deemed dividend of $1,037,000 equal to the fair value of shares issued. An additional deemed dividend of $114,000 was recorded in 2001 in connection with the repricing of certain warrants that were issued as part of the private placement.

The shares of common stock originally issued in 1999 were redeemable at $4.20 per share by the Company if it did not maintain a listing or a quotation of its shares of common stock on a U.S. stock exchange or market system. Given this requirement was beyond the Company's control, the remaining outstanding shares held by this investor were considered to be temporary equity. In the fourth quarter of 2001 and 2002, the Company received notification that the investor sold 464,364 and 346,800 shares, respectively, of the original 925,000 shares and accordingly, $1.9 million and $1.5 million, respectively, of the original amount was reclassified to stockholders' equity - common stock. In 2003, the Company received notification that the investor sold the remainder of all such shares and accordingly, the redemption rights terminated. As a result, such shares were reclassified to common stock in 2003.

Series B Preferred Stock

Each share of Series B preferred stock is convertible at any time at the option of the holder into approximately 36.232 shares of common stock (2,449,319 shares of common stock at December 31, 2003), subject to adjustment for dilutive issuances of securities. The Series B preferred stock has a liquidation preference of $100 per share, or $6,760,000 as of December 31, 2003, and shares ratably in any residual assets after payment of such liquidation preference. The Series B preferred stock will be automatically converted into common stock if the closing price of the Company's common stock averages or exceeds $9.30 per share for 30 consecutive trading days. On all matters for which the Company's stockholders are entitled to vote, each share of Series B preferred stock will entitle the holder to one vote for each share of common stock into which the share of Series B preferred stock is then convertible

The Series B preferred stock paid cumulative dividends quarterly, through December 31, 2001, at an annual rate of $6.00 per share. Dividends were paid in cash, in additional shares of Series B preferred stock based on the liquidation value of $100 per share, or any combination of cash and Series B preferred stock at the Company's option. While the preferred shares are outstanding or any dividends are owned thereon, the Company may not declare or pay cash dividends on its common stock

Common Stock

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


Options

The Company's Amended and Restated 1992 Stock Option Plan (the "1992 Plan") provided for the grant of options to purchase up to 2,500,000 shares of common stock through January 16, 2002. In June 2000, the stockholders of the Company approved the Year 2000 Stock Option Plan (the "2000 Plan"), which provides for the grant of options to purchase up to 1,500,000 shares of common stock through March 1, 2010. In May 2003, the Company's shareholders approved an amendment to the 2000 Plan increasing the number of shares reserved for issuance under the 2000 Plan by 2,000,000 shares, from 1,500,000 to 3,500,000. Common stock authorized for issuance under the 2000 Plan is subject to adjustment in the event of certain changes in the Company's capitalization, a merger, or a similar transaction. Such shares may be treasury shares or newly issued shares or a combination of both.

Options generally become exercisable ratably over a four-year period, beginning on the first anniversary of the date of grant. To the extent not exercised, options generally expire on the tenth anniversary of the date of grant, except for employees who own more than 10 percent of all the voting shares of the Company, in which event the expiration date is the fifth anniversary of the date of grant. All options granted under the plans have exercise prices equal to the fair market value at the date of grant.

In May 2003, the Company's shareholders approved the LifeCell Corporation 2003 Non-Employee Director Stock Option Plan (the "Directors Plan"). Under the 2003 Directors Plan, options may be granted to purchase up to 750,000 shares of the Company's common stock through March 2013. Options granted vest on the first anniversary and have a maximum term of ten years. The 2003 Directors Plan replaced the Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, which terminated in July 2003. The provisions of the "Directors Plan" provide for an initial grant of options to purchase 25,000 shares of common stock for newly elected non-employee directors and an annual grant of an option to purchase 10,000 shares upon re-election to the Company's Board. Options under the Director Plan have exercise prices equal to the fair market value at the date of grant, vest one year after date of grant and expire after 10 years.

A summary of stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                          Weighted
                                Total      Average
                                Stock     Exercise
                               Options    Price ($)
                              ----------  ---------
Balance at December 31, 2000  2,867,423        4.16
  Granted                       650,050        2.23
  Exercised                        (135)       0.73
  Forfeited or canceled        (347,069)       4.16
                              ----------
Balance at December 31, 2001  3,170,269        3.77
  Granted                       716,775        2.73
  Forfeited or canceled        (208,875)       4.64
                              ----------
Balance at December 31, 2002  3,678,169        3.52
  Granted                       806,824        5.03
  Exercised                     (79,595)       4.00
  Forfeited or canceled        (392,662)       3.93
                              ----------
Balance at December 31, 2003  4,012,736        3.77
                              ==========

At December 31, 2003, there were 1,424,019 options available for future grant under the 2000 Plan and 725,000 under the Directors Plan.

A summary of stock options outstanding under all plans at December 31, 2003 is as follows:

                            Options Outstanding                  Options Exercisable
                  -----------------------------------------  --------------------------
                                   Weighted
                     Number         Average      Weighted      Number         Weighted
                 Outstanding at    Remaining      Average   Exercisable at    Average
Range of          December 31,    Contractual     Exercise   December 31,     Exercise
Exercise Prices       2003       Life (Years)      Price        2003           Price
$1.64 to $ 1.99         31,500              7.9  $     1.73        23,125  $       1.73
2.00  to   2.99      1,593,262              7.9        2.45       748,056          2.36
3.00  to   3.99        890,000              4.6        3.77       831,500          3.78
4.00  to   4.99        351,700              5.3        4.24       338,137          4.22
5.00  to   5.99        974,824              8.7        5.31       232,713          5.38
6.00  to   6.99        162,000              4.5        6.55       130,325          6.61
7.00  to  10.88          9,450              6.2       10.17         7,088         10.17
                  ------------  ---------------              ------------
$1.64 to $10.88      4,012,736              7.0  $     3.77     2,310,944  $       3.71
                  ============  ===============              ============

In addition to the amounts set forth in the tables above, during 1996 the Company granted options to purchase 220,000 shares of common stock not pursuant to a plan, to directors who resigned upon the closing of the sale of the Series B preferred stock. During 2003, option holders exercised options to purchase 50,000 shares of common stock pursuant to these grants. At December 31, 2003, options to acquire 30,000 shares of common stock remained outstanding with a weighted average exercise price of $3.63. The weighted average remaining contractual life of the outstanding option grants was 1.9 years as of December 31, 2003.

The  Company  accounts for its employee stock-based compensation plans under APB
No. 25 and its related interpretations. Had compensation expense been determined by the Company based on the fair value as of the grant dates for awards in 2003, 2002 and 2001 consistent with SFAS No. 123, the Company would have recorded stock-based compensation expense of $1,248,000, $1,223,000 and $1,942,000 respectively. See Note 2 for the pro forma effect on net income.

Under the provisions of SFAS No. 123, the weighted average fair value of options granted in 2003, 2002, and 2001 was $3.63, $2.22 and $1.56 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: a weighted average risk-free interest rate of approximately 3% - 7% percent for all years; no expected dividend yield during the expected life of the option; expected lives of 5 to 6 years for each grant and expected volatility between 64 and 112 percent.

Common  Stock  Warrants

The following table summarizes information about common stock warrants outstanding at December 31,:

                 Warrants Outstanding
                 --------------------
Exercise Price     2003       2002     Expiration Date
---------------  ---------  ---------  ----------------
     $1.92       1,750,000  1,750,000  July 10, 2006
     $1.96              --    200,000       --
     $4.75              --     84,211       --
     $5.00         250,000    250,000  October 27, 2005
                 ---------  ---------
                 2,000,000  2,284,211
                 =========  =========

9.   EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement savings plan, which covers all full-time employees. The Company may, at its discretion, contribute amounts not to exceed each employee's contribution. Participant's contributions may not exceed 15% of their annual compensation, subject to annual dollar limits set by the Internal Revenue Service. Participants are always 100% vested in their contributions. Company contributions are fully vested after one year of employment. Total Company contributions during 2003, 2002 and 2001 were $86,000, $67,000 and $34,000, respectively.

The Company also maintains an Employee Stock Purchase Plan to allow all full-time employees to purchase the Company's common stock on the open market using employee and Company matching contributions. Total Company contributions during 2003, 2002, and 2001 were $22,000, $21,000 and $13,000, respectively.

11.  INCOME TAXES

Significant components of the Company's income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 were as follows:

                            2003      2002    2001
                          ---------  ------  ------
                            (dollars in thousands)
Current
    Federal               $     43   $  --   $   --
    State                       (9)   (155)      --
Deferred
    Federal                (15,617)     --       --
    State                   (1,039)     --       --
                          ---------  ------  ------
Income tax benefit, net   $(16,622)  $(155)  $   --
                          =========  ======  ======

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to actual benefit for the years ended December 31, 2003, 2002, and 2001 as follows:

                                                 2003      2002    2001
                                               ---------  ------  ------
U.S. federal tax (benefit) at statutory rate   $    692   $ 492   $(704)
State taxes (net of federal benefit)                226      93      --
Sale of state tax net operating losses             (235)   (248)     --
Change in valuation allowance                   (16,656)   (492)    704
Net operating losses utilized                      (778)     --      --
Other non-deductible items                           86      --      --
Alternative minimum taxes                            43      --      --
                                               ---------  ------  ------
Total income tax benefit                       $(16,622)  $(155)  $  --
                                               =========  ======  ======

In 2003, the Company realized $235,000 through the sale and transfer of $3.0 million of state tax net operating losses. In 2002, the Company realized $248,000 through the sale and transfer of $3.2 million of state tax net operating losses. The sales and transfers were made through the Technology
Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority.

The principal components of the Company's deferred tax assets as of December 31, 2002 and 2003 are as follows:

                                                               2003          2002
                                                          -------------  -------------
                                                             (dollars in thousands)
Temporary differences:
Deferred revenue                                          $         44   $        119
Uniform capitalization of inventory costs                          159            113
Other items                                                       (306)          (213)
                                                          -------------  -------------
Total temporary differences                                       (103)            19
Federal tax losses and credits not currently utilizable         19,732         20,298
State tax losses and credits not currently utilizable            1,627          1,145
                                                          -------------  -------------
Total gross deferred tax assets                                 21,256         21,462
Less valuation allowance                                        (4,600)       (21,462)
                                                          -------------  -------------
Net deferred tax assets                                   $     16,656   $         --
                                                          =============  =============

As of December 31, 2003, the Company has a net operating loss carryforward ("NOL") for federal income tax purposes of approximately $54.5 million expiring as follows (dollars in thousands):

Year Expires
    2004                       $     2,200
    2005                             1,700
    2006                             1,400
    2007                             2,400
    2008 and beyond                 46,800
                               -----------
                               $    54,500
                               ===========

The federal net operating loss carryforwards are subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. As of December 31, 2003, of the Company's total net operating loss carryover of $54.5 million, approximately $15.9 million is subject to an annual limitation under Internal Revenue Code Section 382.

At December 31, 2003, the Company also had a net operating loss carryforward for state income tax purposes of approximately $11.9 million, which expire in varying amounts commencing in 2006. Additionally, the Company has approximately $1.9 million of research and development tax credit carryforwards for federal and state income tax purposes, which will expire in varying amounts commencing in 2003.

Prior to 2003, no deferred provision or benefit for income taxes was recorded because the Company was in a net deferred tax asset position and a full valuation allowance had been recorded. During the fourth quarter of 2003, the Company re-evaluated the amount of valuation allowance required in light of profitability achieved in 2003 and 2002 and expected in future years. As a result, the Company reduced the valuation allowance on deferred tax assets to an amount that it believes is more likely than not of being realized based on the Company's assessment of the likelihood of future taxable income. At December 31, 2003, the valuation allowance primarily reflected uncertainties involving the realization of certain tax credits and loss carryforwards due to the potential impact of future stock option exercises and shorter-term deferred tax asset expiration dates.

12.  NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

                                                             For the Year Ended December 31,
                                                      ---------------------------------------------
                                                          2003            2002            2001
                                                      -------------  --------------  --------------
                                                     (dolllars in thousands, except per share data)

Net income (loss) applicable to common stockholders   $      18,672  $        1,429  $      (3,661)
                                                      =============  ==============  ==============

Weighted average common shares outstanding               22,093,655      21,175,602     18,240,431
                                                      -------------  --------------  --------------

Denominator for basic net income (loss) per share        22,093,655      21,175,602     18,240,431
                                                      -------------  --------------  --------------

Effect of dilutive securities:
Series B preferred stock assuming conversion              2,657,581       2,822,635              -
Common stock warrants                                       993,243         540,533              -
Common stock options                                        887,360         157,606              -
                                                      -------------  --------------  --------------

Denominator for diluted net income (loss) per share      26,631,839      24,696,376     18,240,431
                                                      -------------  --------------  --------------

Basic net income (loss) per share                     $        0.85  $         0.07  $       (0.20)
                                                      =============  ==============  ==============

Diluted net income (loss) per share                   $        0.70  $         0.06  $       (0.20)
                                                      =============  ==============  ==============

The calculation of net income per share for the years ended December 31, 2003 and 2002 excludes potentially dilutive common stock equivalents consisting of outstanding options to purchase 1,207,274 and 2,726,444 shares of common stock in 2003 and 2002, respectively, and warrants to purchase 250,000 and 334,211 shares of common stock in 2003 and 2002, respectively, because their inclusion would be antidilutive.

The calculation of net loss per share for the year ended December 31, 2001 excludes potentially dilutive common stock equivalents of 9,250,216 in 2001. These common stock equivalents, which consisted of convertible Series B preferred stock, warrants, and outstanding stock options, were not included in the calculation of the net loss per share because their inclusion would be antidilutive.


13.  COMMITMENTS AND CONTINGENCIES

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

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter is a product liabilities action for personal injury damages allegedly arising from the use of one of the Company's products. The case is in its beginning stages and the parties are conducting preliminary discovery. The Company intends to vigorously defend against this action. The likelihood of an unfavorable outcome is unknown at this time however, the Company believes any potential losses resulting from this action would be covered by its insurance policies.

The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover any claims incurred by the Company or that the type of claims will be covered by the terms of insurance coverage.

Independent Sales and Marketing Agency and Distributor Agreements

The Company utilizes independent sales and marketing agents and distributors to supplement its direct sales organization. The Company's independent sales and marketing agents and distributors generated 38%, 48% and 54% of total product revenue in the years ended December 31, 2003, 2002 and 2001. One of the Company's sales and marketing agents generated 23% of total product revenues in 2003. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2003.

Independent sales and marketing agents hold Company inventory on a consignment basis. The Company records revenues when products are delivered to third-party customers. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for the Company. Such fees are included in the statement of operations as selling and marketing expense at the time that revenues are recorded.

In addition to sales and marketing agents, the Company also distributes products through independent domestic and international distributors. These distributors take title to and assume risk of loss for the products upon shipment from the Company to the distributor, and therefore the Company recognizes revenue upon shipment to the distributor for these sales.

Leases

The Company leases approximately 90,000 square feet for office, production and laboratory space in one building under a lease agreement that expires in November 2010. The lease contains a renewal option for an additional two successive five-year periods. In addition, the Company has various other operating leases. Rental expense was $1,021,000, $949,000 and $872,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The future minimum lease payments under noncancelable lease terms in excess of one year as of December 31, 2003, were as follows (dollars in thousands):

             2004                            $     833
             2005                                  891
             2006                                  919
             2007                                  919
             2008 and beyond                     2,681
                                              --------
                  Total                      $   6,243
                                              ========

14.  SEGMENT DATA

The Company has one reportable business operating segment - the processing and distribution of human tissue based products for use in various surgical procedures. Product revenues by geographic area for the years ended December 31, 2003, 2002 and 2001, are summarized as follows (dollars in thousands):

                              2003     2002     2001
                             -------  -------  -------
United States                $37,257  $31,163  $24,939
Other countries                1,320    1,772    1,621
                             -------  -------  -------
     Total Product Revenues  $38,577  $32,935  $26,560
                             =======  =======  =======

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of unaudited quarterly results for the years ended December 31, 2003 and 2002:

                                                First     Second    Third      Fourth
(In thousands except per share amounts)        Quarter   Quarter   Quarter    Quarter
                                               --------  --------  --------  ----------
2003
  Total Revenues                               $  8,995  $  9,680  $ 10,505  $  11,069
  Product Revenues                                8,585     9,143    10,103     10,746
  Cost of Products Sold                           2,540     2,820     2,995      3,886
  Net Income                                        562       380       506   17,224(1)
  Income Per Share of Common Stock - Basic         0.03      0.02      0.02       0.68
  Income Per Share of Common Stock - Diluted       0.02      0.01      0.02       0.56

2002
  Total Revenues                               $  7,659  $  8,394  $  9,102  $   9,273
  Product Revenues                                7,310     8,050     8,711      8,864
  Cost of Products Sold                           2,396     2,513     2,642      2,583
  Net Income                                        436       214       344        435
  Income Per Share of Common Stock - Basic         0.02      0.01      0.02       0.02
  Income Per Share of Common Stock - Diluted       0.02      0.01      0.01       0.02

(1)  Includes $16,656,000 of reversal of deferred tax asset valuation allowance.