Form 10-Q
period 2004-03-31
LIFECELL CORP
filed 2004-04-27
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


As of April 22, 2004, there were outstanding 26,324,112 shares of common stock, par value $.001, and 52,381 shares of Series B preferred stock, par value $.001 (which are convertible into approximately an additional 1,897,868 shares of common stock), of the registrant.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                                           LIFECELL CORPORATION
                                              BALANCE SHEETS
                                          (dollars in thousands)
                                                (unaudited)
                                                                                March 31,    December 31,
                                                                                  2004           2003
                                                                               -----------  --------------
                                                  ASSETS

Current assets
     Cash and cash equivalents                                                 $    9,829   $       7,387
     Short-term investments                                                         7,067           4,398
     Receivables, less allowance of  $54 in 2004 and 2003                           7,139           5,876
     Inventories                                                                    8,350           8,830
     Prepayments and other                                                            319             317
     Deferred tax assets                                                            2,391           2,067
                                                                               -----------  --------------
          Total current assets                                                     35,095          28,875

Investments in marketable securities                                                3,030           6,735
Fixed assets, net                                                                   7,728           7,508
Deferred tax assets                                                                13,702          14,589
Other assets,  net                                                                    557             566
                                                                               -----------  --------------
          Total assets                                                         $   60,112   $      58,273
                                                                               ===========  ==============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                          $    2,055   $       1,260
     Accrued liabilities                                                            4,129           4,332
                                                                               -----------  --------------
          Total current liabilities                                                 6,184           5,592

Deferred revenue                                                                       --             130
Other liabilities                                                                     183             172

Commitments and contingencies

Stockholders' equity
     Series B preferred stock, $.001 par value, 182,205 shares authorized;
         55,004 and 67,601 shares issued and outstanding in 2004 and 2003
         (liquidation preference at March 31, 2004 of $5,500)                          --              --
     Undesignated preferred stock, $.001 par value, 1,817,795 shares
             authorized; none issued and outstanding                                   --              --
     Common stock, $.001 par value, 48,000,000 shares authorized; 26,227,888
             and 25,592,475 shares issued and outstanding in 2004 and 2003             26              26
       Common stock warrants, 2,000,000 outstanding in 2004 and 2003                3,412           3,412
     Additional paid-in capital                                                    95,093          94,610
     Accumulated deficit                                                          (44,786)        (45,669)
                                                                               -----------  --------------
          Total stockholders' equity                                               53,745          52,379
                                                                               -----------  --------------
          Total liabilities and stockholders' equity                           $   60,112   $      58,273
                                                                               ===========  ==============

                The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                            STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                            Three months ended March 31,
                                          --------------------------------
                                              2004             2003
                                          -------------  -----------------
Revenues:
     Product revenues                     $      13,345  $          8,585
     Research grant revenues                        408               410
                                          -------------  -----------------
          Total revenues                         13,753             8,995
                                          -------------  -----------------

Costs and expenses:
     Cost of products sold                        4,118             2,540
     Research and development                     1,381             1,259
     General and administrative                   1,884             1,321
     Selling and marketing                        4,941             3,497
                                          -------------  -----------------
          Total costs and expenses               12,324             8,617
                                          -------------  -----------------

Income from operations                            1,429               378

Interest and other income (expense), net             43               (14)
                                          -------------  -----------------

Income before income taxes                        1,472               364

     Income tax provision (benefit), net            589              (198)
                                          -------------  -----------------

Net income                                $         883  $            562
                                          =============  =================

Net income per common share:
     Basic                                $        0.03  $           0.03
                                          =============  =================
     Diluted                              $        0.03  $           0.02
                                          =============  =================

Shares used in computing net income
     per common share:
          Basic                              25,704,439        21,308,099
                                          =============  =================
          Diluted                            31,195,296        24,581,273
                                          =============  =================

 The accompanying notes are an integral part of these financial statements

                                                  LIFECELL CORPORATION
                                                STATEMENTS OF CASH FLOWS
                                                 (dollars in thousands)
                                                      (unaudited)



                                                                                         Three months ended March 31,
                                                                                      ---------------------------------
                                                                                           2004             2003
                                                                                      --------------  -----------------
Cash flows from operating activities:
     Net income                                                                       $         883   $            562
     Adjustments to reconcile net income to net cash provided by operating activites
          Depreciation and amortization                                                         514                377
          Deferred taxes                                                                        563                  -
          Receivable allowance                                                                    4                  -
          Deferred revenues                                                                    (130)               (55)
          Deferred rent expense                                                                  11                 56
          Increase (decrease) in cash from working capital:
               Receivables                                                                   (1,267)               277
               Inventories                                                                      480               (846)
               Prepayments and other                                                             (2)               (33)
               Accounts payable and accrued liabilities                                         592                 (5)
                                                                                      --------------  -----------------

          Net cash provided by operating activities                                           1,648                333
                                                                                      --------------  -----------------

Cash flows from investing activities:
     Proceeds from maturities and sale of investments                                         4,036                  -
     Purchases of investments                                                                (3,000)                 -
     Capital expenditures                                                                      (725)              (865)
                                                                                      --------------  -----------------
          Net cash provided by (used in) investing activities
                                                                                                311               (865)
                                                                                      --------------  -----------------

Cash flows from financing activities:
     Proceeds from exercise of common stock options                                             483                  -
     Proceeds from issuance of long-term debt                                                     -              1,451
     Principal payments on long-term debt                                                         -               (935)
                                                                                      --------------  -----------------

          Net cash provided by financing activities                                             483                516
                                                                                      --------------  -----------------

Net increase (decrease) in cash and cash equivalents                                          2,442                (16)
Cash and cash equivalents at beginning of period                                              7,387              5,202
                                                                                      --------------  -----------------

Cash and cash equivalents at end of period                                            $       9,829   $          5,186
                                                                                      ==============  =================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                         $           3   $             23
                                                                                      ==============  =================
     Cash paid during the period for income taxes                                     $           -   $              1
                                                                                      ==============  =================

                       The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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


2.   STOCK  BASED  COMPENSATION

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

                                                   Three Months Ended March 31,
                                                ---------------------------------
                                                     2004             2003
                                                --------------  -----------------
Net income, as reported                         $     883,000   $        562,000
Less:  Total stock-based compensation expense
    determined under fair value based method
    for all awards, net of related tax effects       (298,000)          (292,000)
                                                --------------  -----------------
Net Income, Pro forma                           $     585,000   $        270,000
                                                ==============  =================

Basic net income per common share
As reported                                     $        0.03   $           0.03
                                                ==============  =================
Pro forma                                       $        0.02   $           0.01
                                                ==============  =================

Diluted net income per common share
As reported                                     $        0.03   $           0.02
                                                ==============  =================
Pro forma                                       $        0.02   $           0.01
                                                ==============  =================

3.   INVENTORIES

Inventories  consist  of  the  following:
                                             March 31,     December 31,
                                                2004           2003
                                            ------------  --------------
                                               (dollars in thousands)
Unprocessed tissue and materials            $      3,908  $        4,453
Tissue products in-process                         1,534           1,592
Tissue products available for distribution         2,908           2,785
                                            ------------  --------------
     Total inventories                      $      8,350  $        8,830
                                            ============  ==============


4.   FINANCING  ARRANGEMENTS  AND  LONG-TERM  DEBT

In March 2004, the Company extended its credit facility with a financial institution through March 2005 and increased the borrowing limit on the revolving line of credit to $4 million. The credit facility is collateralized by the Company's accounts receivable, inventory, intellectual property, intangible and fixed assets. The agreement contains certain financial covenants and a subjective acceleration clause. The revolving line of credit bears interest at the bank prime rate plus 0.75%. There was no balance outstanding on this credit facility at March 31, 2004.


5.   DEFERRED  REVENUE

In February 2004, the Company terminated an agreement with an independent sales and marketing agent for the distribution of Cymetra(R). At the date of termination, $110,000 of deferred revenue, representing the unamortized balance of payments received at the inception of the agreement, was recognized.

6.   INCOME  TAXES

Prior to 2004, the Company's tax provision was limited to alternative minimum taxes and certain state taxes because a full valuation allowance had been provided on all deferred tax assets. During the fourth quarter of 2003, the Company re-evaluated the amount of valuation allowance on its deferred tax assets required in light of profitability achieved in recent years and expected in future years. As a result, the Company reduced the valuation allowance to reflect a net asset amount that it expects realize based on the Company's assessment of the likelihood of future taxable income coupled with uncertainties with respect to the realization of certain tax credits and loss carryforwards due to the potential impact of future stock option exercises and shorter-term deferred tax asset expiration dates. Accordingly, the tax provision for the three months ended March 31, 2004 was $589,000 and reflects the Company's effective rate of 40%.

In January 2003, the Company realized $235,000 through the sale and transfer of $3.0 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. The amount realized has been reflected as an income tax benefit in the statement of operations.

7.   NET  INCOME  PER  COMMON  SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                       Three Months Ended March 31,
                                                     -------------------------------
                                                         2004             2003
                                                     -------------  ----------------
Net income                                           $     883,000  $        562,000
                                                     -------------  ----------------

Weighted average common shares outstanding              25,704,439        21,308,099

                                                     -------------  ----------------
Denominator for basic net income per share              25,704,439        21,308,099
                                                     -------------  ----------------

Effect of dilutive securities:
     Series B preferred stock assuming conversion        2,421,131         2,690,136
     Warrants                                            1,339,542           466,996
     Common stock options                                1,730,184           116,042

                                                     -------------  ----------------
Denominator for diluted net income per common share     31,195,296        24,581,273
                                                     -------------  ----------------

Basic net income per common share                    $        0.03  $           0.03
                                                     =============  ================

Diluted net income per common share                  $        0.03  $           0.02
                                                     =============  ================


The calculation of net income per share for the quarters ended March 31, 2004 and 2003 excludes potentially dilutive common stock equivalents of 24,300 in 2004 and 5,165,623 in 2003. These common stock equivalents, which consisted of common stock warrants and common stock options outstanding, were not included in the calculation of net income per common share because their inclusion would be antidilutive.


8.   COMMITMENTS AND CONTINGENCIES

Litigation
----------

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

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies" detailed in our annual report on form 10-K for the year ended December 31, 2003 and other reports filed with the Securities and Exchange Commission.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by the Company or with respect to its securities with the Securities and Exchange Commission are available free of charge through our website at www.lifecell.com. The information contained on
                                 ----------------
our  website  does  not  constitute  a  part  of  this  report.

OVERVIEW

We develop and market products made from human (allograft) tissue for use in reconstructive, urogynecologic and orthopedic surgical procedures. Our patented tissue processing technology produces a unique regenerative tissue matrix - a complex three dimensional structure that contains proteins, growth factor binding sites and vascular channels - that provides a complete template for the regeneration of normal human tissue. We currently market a broad range of products: AlloDerm(R), regenerative tissue matrix for reconstructive surgical procedures and skin grafting for burn procedures through our direct sales organization and for periodontal surgery through BioHorizons, Inc.; Cymetra(R), a version of AlloDerm in particulate form, through our direct sales organization; Repliform(R), regenerative tissue matrix for urogynecologic procedures, through a marketing agreement with Boston Scientific Corporation; Graft Jacket(R), regenerative tissue matrix for orthopedic applications, through a distribution agreement with Wright Medical Technology, Inc.; and AlloCratf(TM) DBM, regenerative tissue matrix for bone grafting, through a marketing agreement with Stryker Corporation. Our product development programs include the application of our tissue matrix technology to vascular and orthopedic tissue repair; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  MARCH  31,  2004  AND  2003

Total revenues for the three months ended March 31, 2004 increased 53% to $13.8 million compared to $9.0 million for the same period in 2003. The increase was attributable to a 55% increase in product revenues to $13.3 million in the current period as compared to $8.6 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 71% to $10.3 million in the three months ended March 31, 2004 compared to $6.0 million in 2003. The growth was driven by increased demand for AlloDerm, partially offset by a 13% decrease in revenues from other reconstructive products. AlloDerm revenues increased 92% to $9.2 million in the three months ended March 31, 2004 compared to $4.8 million in 2003.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 22% to $1.9 million in the three months ended March 31, 2004 compared to $2.4 million for the same period in 2003. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives and we anticipate this negative trend to continue for the balance of 2004.

Orthopedic product revenue grew to $1.2 million in the quarter ended March 31, 2004 from $207,000 for the same period in 2003. This revenue growth resulted from our Graft Jacket product, which was launched in the first quarter of 2003, and AlloCraft DBM, which was introduced on a limited basis in the fourth quarter of 2003. Graft Jacket revenues represented 70% of total orthopedic revenues in the first quarter of 2004.

Our independent sales and marketing agents and distributors generated 30% of our total product revenue in the three months ended March 31, 2004 and 44% in the same period in 2003. Boston Scientific Corporation and Wright Medical Technology, Inc., represented 14% and 6%, respectively, of our total product revenues in the first quarter of 2004 compared to 28% and 2%, respectively, for the same period in 2003. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended March 31, 2004.

Total revenues also include research grant revenues, which totaled $408,000 in the three months ended March 31, 2004 compared to $410,000 in the same period in 2003. As of March 31, 2004, approximately $3.0 million of approved grant funding was available to fund future research and development expenses through 2005.

Cost of products sold for the three months ended March 31, 2004 was $4.1 million, or 31% of product revenues, compared to cost of products sold of $2.5 million, or 30% of product revenue for the same period in 2003.

Total research and development expenses increased 10% to $1.4 million in the three months ended March 31, 2004 compared to $1.3 million for the same period in 2003. The increase was primarily attributable to increased research and development headcount, professional fees and animal trials.

General and administrative expenses increased 43% to $1.9 million in the three months ended March 31, 2004 compared to $1.3 million for the same period in 2003. The increase was primarily attributable to an increase in professional fees, depreciation expense associated with a new fully integrated computer software system and payroll and related expenses associated with increases in headcount and annual merit increases.

Selling and marketing expenses increased 41% to $4.9 million for the three months ended March 31, 2004 compared to $3.5 million for the same period in 2003. The increase in 2004 was primarily attributable to higher selling expenses, principally payroll and commissions, associated with the expansion of our direct sales force, and an increase in marketing expenses for AlloDerm, primarily related to promotion and medical education. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $1.1 million and $1.3 million, respectively, in the quarters ended March 31, 2004 and 2003. The decrease in agent fees resulted from the decrease in revenue generated through our independent sales and marketing agents.

Interest and other income (expense), net increased $57,000 in the three months ended March 31, 2004 compared to 2003. The net increase was due to a $42,000 increase in interest income earned on investments and a $15,000 decrease in interest expense resulting from pay-off of outstanding debt in the third quarter of 2003.

The provision for income taxes was $589,000 in the quarter ended March 31, 2004 and $198,000 tax benefit for the quarter ending March 31 2003. The first quarter 0f 2004 represents our initial quarter of reporting fully taxed earnings since reversing the valuation allowance related to our deferred tax assets in the fourth quarter of 2003. Although we recorded a tax provision in the current quarter at a 40% effective rate, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. The net benefit recorded in the first quarter of 2003 arose from the sale of state net operating losses, partially offset by alternative minimum taxes and state income taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, we had $9.8 million in cash and cash equivalents and $7.1 million in short-term marketable securities. Working capital increased to $28.9 million at March 31, 2004 from $23.2 million at December 31, 2003. The increase in working capital resulted primarily from increases in cash and cash equivalents, short-term investments and accounts receivable, partially offset by a decrease in inventories and increase in accounts payable.

We generated $1.6 million of cash from operating activities for the three months ended March 31, 2004 compared to $333,000 for the same period in 2003. The increase in 2004 was principally due to higher net income and non-cash charges and an increase in accounts payable, net of an increase in accounts receivable resulting from first quarter revenues. Additionally, in the first three months of 2003 we made significant investments in inventories whereas in 2004 we reduced our inventories.

Capital expenditures totaled $725,000 in the first three months of 2004 and consisted primarily of manufacturing equipment and computer hardware, software and related implementation costs.

Our financing activities generated $483,000 for the three months ended March 31, 2004 compared to $516,000 for the same period in 2003. In 2004, the cash generated from financing activities resulted from the exercise of common stock options, while in 2003 cash generated by financing activities resulted from the issuance of long-term debt, net of principal payments. At March 31, 2004, we had no debt outstanding under our borrowing arrangements. In March 2004, the financial institution increased the borrowing limit on the revolving line of credit to $4 million and extended the expiration through March 2005. The credit facility is collateralized by our accounts receivable, inventory, intellectual property, intangible and fixed assets and contains certain financial covenants and a subjective acceleration clause. As of March 31, 2004 we were in compliance with the covenants of our credit facility.

The following table reflects a summary of our contractual cash obligations as of March 31, 2004:

                                                Payments Due by Period
                                    ----------------------------------------------
                                            Less than   1 to 3   4 to 5   After 5
                                    Total    one year    years    years    years
                                    ------  ----------  -------  -------  --------
Operating leases                    $6,035  $      847  $ 1,818  $ 1,838  $  1,532
                                    ------  ----------  -------  -------  --------
Total contractual cash obligations  $6,035  $      847  $ 1,818  $ 1,838  $  1,532
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

It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the cost of contesting such legal action. For a discussion of this matter see Note 8 of "Notes to Financial Statements".


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Net unrealized gains and losses were not material at March 31, 2004 or 2003.

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


PART II.  OTHER INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

          a.   EXHIBITS

               10.1 Modification Agreement dated March 31, 2004 to Loan and
                    Security Agreement dated January 15, 2003 between LifeCell Corporation and Silicon Valley Bank

               10.2 Amended and Restated Revolving Promissory Note dated March
                    31, 2004 in the principal amount of $4,000,000 between LifeCell Corporation and Silicon Valley Bank

               31.1 Certification of our Chief Executive Officer, Paul G.
                    Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of our Chief Financial Officer, Steven T.
                    Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of our Chief Executive Officer, Paul G. Thomas
                    and Chief Financial Officer, Steven T. Sobieski, pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002


          b.   REPORTS  ON  FORM  8-K

               On January 20, 2004, we announced preliminary fourth quarter and full year 2003 operating results as well as guidance for 2004.

               On February 25, 2004, we announced fourth quarter and full year 2003 operating results as well as guidance for 2004. We also announced that we planned to conduct a conference call to discuss the call and related maters.

               On April 27, 2003, the Company issued a press release regarding results for the three months ended March 31, 2004. We also announced that we planned to conduct a conference call to discuss the call and related maters.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LIFECELL  CORPORATION

Date:  April  27,  2004               By:  /s/  Paul  G.  Thomas
                                           ---------------------
                                      Paul  G.  Thomas
                                      Chairman  of  the  Board,
                                      President  and  Chief  Executive  Officer
                                      (Principal  Executive  Officer)


Date:  April  27,  2004               By:  /s/  Steven  T.  Sobieski
                                           -------------------------
                                      Steven  T.  Sobieski
                                      Vice  President,  Finance
                                      Chief  Financial  Officer  and  Secretary
                                      (Principal  Financial  Officer)



Date:  April  27,  2004               By:  /s/  Bradly  C.  Tyler
                                           ----------------------
                                      Bradly  C.  Tyler
                                      Controller
                                      (Principal  Accounting  Officer)