Form 10-Q
period 2004-06-30
LIFECELL CORP
filed 2004-07-26
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 21, 2004, there were outstanding 28,442,394 shares of common stock, par value $.001, of the registrant.

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                                          LIFECELL CORPORATION
                                             BALANCE SHEETS
                                         (dollars in thousands)
                                               (unaudited)

                                                                               June 30,    December 31,
                                                                                 2004          2003
                                                                              ----------  --------------
                                    ASSETS
Current assets
     Cash and cash equivalents                                                $  10,883   $       7,387
     Short-term investments                                                      10,866           4,398
     Receivables, less allowance of  $53 in 2004 and $54 in 2003                  8,909           5,876
     Inventories                                                                  7,981           8,830
     Prepayments and other                                                          218             317
     Deferred tax assets                                                          2,666           2,067
                                                                              ----------  --------------
          Total current assets                                                   41,523          28,875

Investments in marketable securities                                                 --           6,735
Fixed assets, net                                                                 7,660           7,508
Deferred tax assets                                                              13,409          14,589
Other assets, net                                                                   548             566
                                                                              ----------  --------------
          Total assets                                                        $  63,140          58,273
                                                                              ==========  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                         $   1,464   $       1,260
     Accrued liabilities                                                          5,181           4,332
                                                                              ----------  --------------
          Total current liabilities                                               6,645           5,592

Deferred revenue                                                                     --             130
Other liabilities                                                                   194             172

Commitments and contingencies

Stockholders' equity
     Series B preferred stock, $.001 par value, 182,205 shares authorized;
        none and 67,601 shares issued and outstanding in 2004 and 2003               --              --
     Undesignated preferred stock, $.001 par value, 1,817,795 shares
        authorized; none issued and outstanding                                      --              --
     Common stock, $.001 par value, 48,000,000 shares authorized; 28,442,294
        and 25,592,475 shares issued and outstanding in 2004 and 2003                28              26
     Common stock warrants, 2,000,000 outstanding in 2004 and 2003                3,412           3,412
     Additional paid-in capital                                                  96,616          94,610
     Accumulated comprehensive loss                                                 (15)             --
     Accumulated deficit                                                        (43,740)        (45,669)
                                                                              ----------  --------------
          Total stockholders' equity                                             56,301          52,379
                                                                              ----------  --------------
          Total liabilities and stockholders' equity                          $  63,140   $      58,273
                                                                              ==========  ==============

               The accompanying notes are an integral part of these financial statements.

                                           LIFECELL CORPORATION
                                         STATEMENTS OF OPERATIONS
                         (dollars and shares in thousands, except per share data)
                                                (unaudited)

                                             Three Months Ended June 30,       Six Months Ended June 30,
                                          --------------------------------  ------------------------------
                                               2004             2003            2004            2003
                                          ---------------  ---------------  -------------  ---------------
Revenues:
     Product revenues                     $        14,453  $        9,143   $      27,798  $       17,728
     Research grant revenues                          650             537           1,058             947
                                          ---------------  ---------------  -------------  ---------------
          Total revenues                           15,103           9,680          28,856          18,675
                                          ---------------  ---------------  -------------  ---------------

Costs and expenses:
     Cost of products sold                          4,509           2,820           8,627           5,360
     Research and development                       1,922           1,224           3,303           2,483
     General and administrative                     1,873           1,457           3,757           2,778
     Selling and marketing                          5,097           3,704          10,038           7,201
                                          ---------------  ---------------  -------------  ---------------
          Total costs and expenses                 13,401           9,205          25,725          17,822
                                          ---------------  ---------------  -------------  ---------------

Income from operations                              1,702             475           3,131             853

Interest and other income (expense), net               41             (20)             84             (34)
                                          ---------------  ---------------  -------------  ---------------

Income before income taxes                          1,743             455           3,215             819

     Income tax provision (benefit), net              697              75           1,286            (123)
                                          ---------------  ---------------  -------------  ---------------

Net income                                $         1,046  $          380   $       1,929  $          942
                                          ===============  ===============  =============  ===============

Net income per common share:
     Basic                                $          0.04  $         0.02   $        0.07  $         0.04
                                          ===============  ===============  =============  ===============
     Diluted                              $          0.03  $         0.01   $        0.06  $         0.04
                                          ===============  ===============  =============  ===============

Shares used in computing net income
     per common share:
          Basic                                    27,405          21,336          26,555          21,313
                                          ===============  ===============  =============  ===============
          Diluted                                  32,037          25,467          31,628          25,077
                                          ===============  ===============  =============  ===============

                 The accompanying notes are an integral part of these financial statements

                                                 LIFECELL CORPORATION
                                               STATEMENTS OF CASH FLOWS
                                                (dollars in thousands)
                                                      (unaudited)

                                                                                           Six months ended June 30,
                                                                                       -------------------------------
                                                                                            2004            2003
                                                                                       --------------  ---------------
Cash flows from operating activities:
  Net income                                                                           $       1,929   $          942
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                             1,138              842
     Deferred taxes                                                                            1,227              (56)
     Receivable allowance                                                                          4                -
     Deferred revenues                                                                          (130)            (110)
     Deferred rent expense                                                                        22               68
     Increase (decrease) in cash from working capital:
        Receivables                                                                           (3,037)            (193)
        Inventories                                                                              849           (1,377)
        Prepayments and other                                                                     99               (4)
        Accounts payable and accrued liabilities                                               1,053              360
                                                                                       --------------  ---------------

     Net cash provided by operating activities                                                 3,154              472
                                                                                       --------------  ---------------

Cash flows from investing activities:
  Proceeds from maturities and sale of investments                                             4,118                -
  Purchases of investments                                                                    (3,875)               -
  Capital expenditures                                                                        (1,272)          (1,573)
                                                                                       --------------  ---------------

     Net cash provided by (used in) investing activities                                      (1,029)          (1,573)
                                                                                       --------------  ---------------

Cash flows from financing activities:
  Proceeds from exercise of common stock options                                               1,371                -
  Proceeds from issuance of long-term debt                                                         -            1,451
  Principal payments on long-term debt                                                             -           (1,093)
                                                                                       --------------  ---------------

     Net cash provided by financing activities                                                 1,371              358
                                                                                       --------------  ---------------

Net increase (decrease) in cash and cash equivalents                                           3,496             (743)
Cash and cash equivalents at beginning of period                                               7,387            5,202
                                                                                       --------------  ---------------

Cash and cash equivalents at end of period                                             $      10,883   $        4,459
                                                                                       ==============  ===============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                             $           8   $           41
                                                                                       ==============  ===============
  Cash paid during the period for income taxes                                         $          60   $          182
                                                                                       ==============  ===============

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                               ---------------------------------  -------------------------------
                                                     2004             2003             2004            2003
                                               ----------------  ---------------  --------------  ---------------
                                                          (dollars in thousands, except per share data)
Net income, as reported                        $         1,046   $          380   $       1,929   $          942
Less:  Total stock-based compensation
  expense determined under fair
  value based method for all awards,
  net of related tax effects                              (292)            (264)           (590)            (556)
                                               ----------------  ---------------  --------------  ---------------
Net Income, Pro forma                          $           754   $          116   $       1,339   $          386
                                               ================  ===============  ==============  ===============

Basic net income per common share
As reported                                    $          0.04   $         0.02   $        0.07   $         0.04
                                               ================  ===============  ==============  ===============
Pro forma                                      $          0.03   $         0.01   $        0.05   $         0.02
                                               ================  ===============  ==============  ===============

Diluted net income per common share
As reported                                    $          0.03   $         0.01   $        0.06   $         0.04
                                               ================  ===============  ==============  ===============
Pro forma                                      $          0.02   $         0.00   $        0.04   $         0.02
                                               ================  ===============  ==============  ===============

3.   INVENTORIES

Inventories  consist  of  the  following:

                                             June 30,   December 31,
                                               2004         2003
                                             ---------  -------------
                                              (dollars in thousands)
Unprocessed tissue and materials             $   3,491  $       4,453
Tissue products in-process                       1,677          1,592
Tissue products available for distribution.      2,813          2,785
                                             ---------  -------------
     Total inventories                       $   7,981  $       8,830
                                             =========  =============


4.   FINANCING  ARRANGEMENTS  AND  LONG-TERM  DEBT

In March 2004, the Company extended its credit facility with a financial institution through March 2005 and increased the borrowing limit on the revolving line of credit to $4 million. The credit facility is collateralized by the Company's accounts receivable, inventory, intangible and fixed assets and intellectual property. The agreement contains certain financial covenants and a subjective acceleration clause. The revolving line of credit bears interest at the bank prime rate plus 0.75%. There was no balance outstanding on this credit facility at June 30, 2004.


5.   DEFERRED  REVENUE

In February 2004, the Company terminated an agreement with an independent sales and marketing agent for the distribution of Cymetra(R). At the date of termination, $110,000 of deferred revenue, representing the unamortized balance of payments received at the inception of the agreement, was recognized.


6.   CAPITAL  STOCK,  OPTIONS  AND  WARRANTS

Pursuant to the terms of the Company's certificate of incorporation, the Series B preferred stock automatically converts into common stock if the closing price of the Company's common stock averages or exceeds $9.30 per share for 30 consecutive trading days. This condition was met on May 14, 2004, and accordingly, all of the outstanding shares of Series B Preferred Stock of LifeCell automatically converted into an aggregate of 1,867,569 shares of the Company's common stock.


7.   INCOME  TAXES

Prior to 2004, the Company's tax provision was limited to alternative minimum taxes and certain state taxes because a full valuation allowance had been provided on all deferred tax assets. During the fourth quarter of 2003, the Company re-evaluated the amount of valuation allowance on its deferred tax assets required in light of profitability achieved in recent years and expected in future years. As a result, the Company reduced the valuation allowance to reflect a net asset amount that it expects to realize based on the Company's assessment of the likelihood of future taxable income coupled with uncertainties with respect to the realization of certain tax credits and loss carryforwards due to the potential impact of future stock option exercises and shorter-term deferred tax asset expiration dates. Accordingly, the tax provision for the six months ended June 30, 2004 of $1,286,000 represents Federal and state income taxes at the Company's effective rate of 40%.

In the second quarter of 2004, the Company recognized $637,000 of deferred tax assets related to the exercise of employee stock options, which were recorded as a direct credit to stockholder's equity.

In January 2003, the Company realized $235,000 through the sale and transfer of $3.0 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. The amount realized was reflected as an income tax benefit in the statement of operations.

8.   NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                             Three Months Ended June 30,      Six Months Ended June 30,
                                                          -------------------------------  -----------------------------
                                                               2004             2003           2004            2003
                                                          ---------------  --------------  -------------  --------------
                                                             (dollars and shares in thousands, except per share data)
Net income                                                $         1,046  $          380  $       1,929  $          942
                                                          ===============  ==============  =============  ==============

Weighted average common shares
   outstanding                                                     27,405          21,336         26,555          21,313
                                                          ---------------  --------------  -------------  --------------
Denominator for basic net income
   per common share                                                27,405          21,336         26,555          21,313
                                                          ---------------  --------------  -------------  --------------

Effect of dilutive securities:
   Series B preferred stock assuming
     conversion                                                       914           2,662          1,667           2,685
   Warrants                                                         1,527             913          1,449             732
   Common stock options                                             2,191             556          1,957             347
                                                          ---------------  --------------  -------------  --------------
Denominator for diluted net income
   per common share                                                32,037          25,467         31,628          25,077
                                                          ---------------  --------------  -------------  --------------

Basic net income per common share                         $          0.04  $         0.02  $        0.07  $         0.04
                                                          ===============  ==============  =============  ==============

                                                          ---------------  --------------  -------------  --------------
Diluted net income per common share                       $          0.03  $         0.01  $        0.06  $         0.04
                                                          ===============  ==============  =============  ==============

The calculation of net income per share for the quarters ended June 30, 2004 and 2003 excludes potentially dilutive common stock equivalents of 14,550 in 2004 and 1,962,761 in 2003. The calculation of net income per share for the six months ended June 30, 2004 and 2003 excludes potentially dilutive common stock equivalents of 23,950 in 2004 and 2,065,761 in 2003. These common stock equivalents, which consisted of outstanding warrants and common stock options outstanding, were not included in the calculation of the net income common per share because their inclusion would be antidilutive.


9.   COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                          Three Months Ended June 30,       Six Months Ended June 30,
                                        -------------------------------  -------------------------------
                                             2004            2003             2004            2003
                                        --------------  ---------------  --------------  ---------------
                                                             (dollars in  thousands)

Net income                              $       1,046   $           380  $       1,929   $           942
Change in net unrealized holding loss
   on available for sale investments              (15)                -            (15)                -
                                        --------------  ---------------  --------------  ---------------

Comprehensive income                            1,031               380          1,914               942
                                        ==============  ===============  ==============  ===============

10.  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter is a product liability action for personal injury damages allegedly arising from the use of one of the Company's products. The case is in its beginning stages and the parties are conducting preliminary discovery. A trial date has been scheduled for December 2004. The Company intends to vigorously defend against this action. The likelihood of an unfavorable outcome is unknown at this time however, the Company believes any potential losses resulting from this action would be covered by its insurance policies and the Company's insurance carrier has assumed defense of such action.

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

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by us or with respect to our securities with the Securities and Exchange Commission are available free of charge through our website at www.lifecell.com. The information contained on
                                 ----------------
our  website  does  not  constitute  a  part  of  this  report.

GENERAL AND BACKGROUND

We develop and market products made from human (allograft) tissue for use in reconstructive, urogynecologic and orthopedic surgical procedures. Our patented tissue processing technology produces a unique regenerative tissue matrix - a complex three-dimensional structure that contains proteins, growth factor binding sites and vascular channels - that provides a complete template for the regeneration of normal human tissue. We currently market a broad range of products: AlloDerm(R), regenerative tissue matrix for reconstructive surgical procedures and skin grafting for burn procedures through our direct sales organization and for periodontal surgery through BioHorizons, Inc.; Cymetra(R), a version of AlloDerm in particulate form, through our direct sales organization; Repliform(R), regenerative tissue matrix for urogynecologic procedures, through a marketing agreement with Boston Scientific; GraftJacket(R), regenerative tissue matrix for orthopedic applications, through a distribution agreement with Wright Medical Group; and AlloCraft(TM) DBM, regenerative tissue matrix for bone grafting, through a marketing agreement with Stryker Corporation. Our product development programs include the application of our tissue matrix technology to vascular and orthopedic tissue repair; investigation of human tissues as carriers for therapeutics; ThromboSol(TM), a formulation for extended storage of platelets and technologies to enhance the storage of red blood cells for transfusion.


CRITICAL ACCOUNTING POLICIES

For the period ended June 30, 2004, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2003.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE  30,  2004  AND  2003

Total revenues for the three months ended June 30, 2004 increased 56% to $15.1 million compared to $9.7 million for the same period in 2003. The increase was attributable to a 58% increase in product revenues to $14.5 million in the current period as compared to $9.1 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 72% to $11.2 million in the three months ended June 30, 2004 compared to $6.5 million in 2003. The growth was driven by increased demand for AlloDerm, primarily for use in the repair of complex hernias. The increase was partially offset by a decrease in revenues from other reconstructive products. AlloDerm revenues increased 89% to $10.3 million in the three months ended June 30, 2004 compared to $5.5 million in 2003.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 21% to $1.8 million in the three months ended June 30, 2004 compared to $2.3 million for the same period in 2003. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives and we anticipate this negative trend to continue for the balance of 2004.

Orthopedic product revenue grew to $1.5 million in the quarter ended June 30, 2004 from $353,000 for the same period in 2003. This revenue growth resulted from our Graft Jacket product, which was launched in the first quarter of 2003, and AlloCraft DBM, which was introduced on a limited basis in the fourth quarter of 2003. Graft Jacket and AlloCraft DBM revenues were $975,000 and $512,000, respectively, in the quarter compared to $353,000 and $0 in 2003.

Our independent sales and marketing agents and distributors generated 28% of our total product revenue in the three months ended June 30, 2004 compared to 39% in the same period in 2003. Boston Scientific and Wright Medical represented 13% and 7%, respectively, of our total product revenues in the second quarter of 2004 compared to 25% and 4%, respectively, for the same period in 2003. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended June 30, 2004.

Total revenues also include research grant revenues, which totaled $650,000 in the three months ended June 30, 2004 compared to $537,000 in the same period in 2003. As of June 30, 2004, approximately $2.4 million of approved grant funding was available to fund future research and development expenses through 2005.

Cost of products sold for the three months ended June 30, 2004 was $4.5 million, or 31% of product revenues, compared to cost of products sold of $2.8 million, or 31% of product revenue for the same period in 2003.

Total research and development expenses increased 57% to $1.9 million in the three months ended June 30, 2004 compared to $1.2 million for the same period in 2003. The increase was primarily attributable to professional fees, expenses related to animal studies and increased research and development headcount.

General and administrative expenses increased 29% to $1.9 million in the three months ended June 30, 2004 compared to $1.5 million for the same period in 2003. The increase was primarily attributable to an increase in professional fees, payroll and related expenses associated with increases in headcount and annual merit increases and depreciation expense associated with a new fully integrated computer software system.

Selling and marketing expenses increased 38% to $5.1 million for the three months ended June 30, 2004 compared to $3.7 million for the same period in 2003. The increase in 2004 was primarily attributable to higher selling expenses, principally payroll, commissions and travel and entertainment associated with the expansion of our direct sales force and an increase in marketing and medical education expenses for AlloDerm. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $1.1 million and $1.2 million, respectively, in the quarters ended June 30, 2004 and 2003. The decrease in agency fees resulted from the decrease in revenue generated through our independent sales and marketing agents.

Interest and other income (expense), net increased $61,000 in the three months ended June 30, 2004 compared to 2003. The net increase was due to a $46,000 increase in interest income earned on investments and a $15,000 decrease in interest expense resulting from pay-off of outstanding debt in the third quarter of 2003.

The provision for income taxes was $697,000 in the quarter ended June 30, 2004 compared to $75,000 for the quarter ending June 30 2003. In 2004, we started reporting fully taxed earnings since reversing the valuation allowance related to our deferred tax assets in the fourth quarter of 2003. Although we recorded a tax provision in the current quarter at a 40% effective rate, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. The net provision recorded in the second quarter of 2003 was for Federal alternative minimum taxes and state income taxes.

SIX  MONTHS  ENDED  JUNE  30,  2004  AND  2003

Total revenues for the six months ended June 30, 2004 increased 55% to $28.9 million compared to $18.7 million for the same period in 2003. The increase was attributable to a 57% increase in product revenues to $27.8 million in the current period as compared to $17.7 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 72% to $21.4 million in the six months ended June 30, 2004 compared to $12.5 million in 2003. The growth was driven by increased demand for AlloDerm, partially offset by a decrease in revenues from other reconstructive products. AlloDerm revenues increased 90% to $19.5 million in the six months ended June 30, 2004 compared to $10.2 million in 2003.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 22% to $3.7 million in the six months ended June 30, 2004 compared to $4.7 million for the same period in 2003. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives.

Orthopedic product revenue grew to $2.7 million in the six months ended June 30, 2004 from $561,000 for the same period in 2003. This revenue growth resulted from our Graft Jacket product, which was launched in the first quarter of 2003, and AlloCraft DBM, which was introduced on a limited basis in the fourth quarter of 2003. Graft Jacket and AlloCraft DBM revenues were $1.8 million and $881,000, respectively, in the quarter compared to $561,000 and $0 in 2003.

Our independent sales and marketing agents and distributors generated 29% of our total product revenue in the six months ended June 30, 2004 compared to 42% in the same period in 2003. Boston Scientific and Wright Medical represented 13% and 7%, respectively, of our total product revenues in the first six months of 2004 compared to 26% and 3%, respectively, for the same period in 2003. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the six months ended June 30, 2004.

Total revenues also include research grant revenues, which totaled $1.1 million in the six months ended June 30, 2004 compared to $947,000 in the same period in 2003.

Cost of products sold for the six months ended June 30, 2004 was $8.6 million, or 31% of product revenues, compared to cost of products sold of $5.4 million, or 30% of product revenue for the same period in 2003.

Total research and development expenses increased 33% to $3.3 million in the six months ended June 30, 2004 compared to $2.5 million for the same period in 2003. The increase was primarily attributable to increased professional fees, research and development headcount and expenses for animal studies.

General and administrative expenses increased 35% to $3.8 million in the six months ended June 30, 2004 compared to $2.8 million for the same period in 2003. The increase was primarily attributable to an increase in professional fees, depreciation expense associated with a new fully integrated computer software system and payroll and related expenses associated with increases in headcount and annual merit increases.

Selling and marketing expenses increased 39% to $10.0 million for the six months ended June 30, 2004 compared to $7.2 million for the same period in 2003. The increase was primarily attributable to higher selling expenses, principally payroll, commissions and travel and entertainment associated with the expansion of our direct sales force and an increase in marketing and medical education expenses for AlloDerm. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us.
Selling and marketing expenses included agent fees of $2.2 million and $2.5 million, respectively, in the six months ended June 30, 2004 and 2003. The decrease in agent fees resulted from the decrease in revenue generated through our independent sales and marketing agents.

Interest and other income (expense), net increased $118,000 in the six months ended June 30, 2004 compared to 2003. The net increase was due to an $87,000 increase in interest income earned on investments and a $31,000 decrease in interest expense resulting from pay-off of outstanding debt in the third quarter of 2003.

The provision for income taxes was $1.3 million in the six months ended June 30, 2004 compared to a $123,000 tax benefit for the six months ending June 30, 2003. In the six months ended June 30, 2004 we recorded a tax provision at a 40% effective rate, although we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. The net benefit recorded in the first six months of 2003 arose from the sale of state net operating losses, partially offset by Federal alternative minimum taxes and state income taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004, we had $10.9 million in cash and cash equivalents and $10.9 million in short-term marketable securities. Working capital increased to $34.9 million at June 30, 2004 from $23.3 million at December 31, 2003. The increase in working capital resulted primarily from increases in cash and cash equivalents, short-term investments and accounts receivable, partially offset by a decrease in inventories and an increase in accounts payable and accrued liabilities.

We generated $3.2 million of cash from operating activities for the six months ended June 30, 2004 compared to $472,000 for the same period in 2003. The increase in 2004 was principally due to higher net income and non-cash charges, an increase in accounts payable and accrued liabilities and a decrease in inventories, net of an increase in accounts receivable. The increase in accounts receivable and the decrease in inventories resulted from the significant increase in demand for our products in 2004.

Capital expenditures were $1.3 million in the first six months of 2004 and consisted primarily of manufacturing equipment and computer hardware, software and related implementation costs.

Our financing activities generated $1.4 million for the six months ended June 30, 2004 compared to $358,000 for the same period in 2003. In 2004, the cash generated from financing activities resulted from the exercise of common stock options, while in 2003 cash generated by financing activities resulted from the issuance of long-term debt, net of principal payments. At June 30, 2004, we had no debt outstanding under our borrowing arrangements. In March 2004, the borrowing limit on our revolving line of credit was increased to $4 million and the expiration was extended through March 2005. The credit facility is collateralized by our accounts receivable, inventory, intellectual property, intangible and fixed assets and contains certain financial covenants and a subjective acceleration clause. As of June 30, 2004, we were in compliance with the covenants of our credit facility.

The following table reflects a summary of our contractual cash obligations as of June 30, 2004:

                                                 Payments Due by Period
                                     ----------------------------------------------
                                             Less than   1 to 3   4 to 5   After 5
                                     Total    one year    years    years    years
                                     ------  ----------  -------  -------  --------
                                               (dollars in thousands)

Operating leases                     $5,826  $      861  $ 1,825  $ 1,838  $  1,302
                                     ------  ----------  -------  -------  --------
Total contractual cash obligations   $5,826  $      861  $ 1,825  $ 1,838  $  1,302
                                     ======  ==========  =======  =======  ========


We believe that our current cash resources together with anticipated product revenues, committed research and development grant funding and remaining availability under our credit facility will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, we may need additional funds to meet our long-term strategic objectives. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants and we cannot assure that such financing will be extended on terms acceptable to us or at all.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Net unrealized gains and losses were not material at June 30, 2004 or 2003.

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

          On May 24, 2004, we filed a current report on Form 8-K annonucing that on May 14, 2004 all of the outstanding shares of Series B Preferred Stock of LifeCell automatically converted into an aggregate of 1,867,569 shares of common stock of LifeCell.

          On July 22, 2004, we furnished a current report on Form 8-K regarding results for the six months ended June 30, 2004 and certain other maters.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LIFECELL  CORPORATION



Date:  July 22, 2004                 By:  /s/  Paul  G.  Thomas
                                          ---------------------
                                     Paul  G.  Thomas
                                     Chairman  of  the  Board,
                                     President  and  Chief  Executive  Officer
                                     (Principal  Executive  Officer)


Date:  July 22, 2004                 By:  /s/  Steven  T.  Sobieski
                                          -------------------------
                                     Steven  T.  Sobieski
                                     Vice  President,  Finance
                                     Chief  Financial  Officer  and  Secretary
                                     (Principal  Financial  Officer)



Date:  July 22, 2004                 By:  /s/  Bradly  C.  Tyler
                                          ----------------------
                                     Bradly  C.  Tyler
                                     Controller
                                     (Principal  Accounting  Officer)