Form 10-Q
period 2004-09-30
LIFECELL CORP
filed 2004-10-22
CIK 849448

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


As of October 21, 2004, there were outstanding 28,490,970 shares of common stock, par value $.001, of the registrant.

PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements
          ---------------------
                                           LIFECELL CORPORATION
                                              BALANCE SHEETS
                                          (dollars in thousands)
                                               (unaudited)

                                                                             September 30,   December 31,
                                                                                  2004           2003
                                                                             --------------  -------------
                                           ASSETS
Current assets
    Cash and cash equivalents                                                $      12,089   $      7,387
    Short-term investments                                                          10,939          4,398
    Receivables, less allowance of  $50 in 2004 and $54 in 2003                      8,505          5,876
    Inventories                                                                      8,422          8,830
    Prepayments and other                                                              437            317
    Deferred tax assets                                                              2,901          2,067
                                                                             --------------  -------------
        Total current assets                                                        43,293         28,875

Investments in marketable securities                                                 1,073          6,735
Fixed assets, net                                                                    8,182          7,508
Deferred tax assets                                                                 12,638         14,589
Other assets, net                                                                      538            566
                                                                             --------------  -------------
        Total assets                                                         $      65,724   $     58,273
                                                                             ==============  =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                         $       1,613   $      1,260
    Accrued liabilities                                                              6,319          4,332
                                                                             --------------  -------------
        Total current liabilities                                                    7,932          5,592

Deferred revenue                                                                        --            130
Other liabilities                                                                      205            172

Commitments and contingencies

Stockholders' equity
    Series B preferred stock, $.001 par value, 182,205 shares authorized;
        none and 67,601 shares issued and outstanding in 2004 and 2003                  --             --
    Undesignated preferred stock, $.001 par value, 1,817,795 shares
        authorized; none issued and outstanding                                         --             --
    Common stock, $.001 par value, 48,000,000 shares authorized; 28,477,101
        and 25,592,475 shares issued and outstanding in 2004 and 2003                   28             26
      Common stock warrants, 2,000,000 outstanding in 2004 and 2003                  3,412          3,412
    Additional paid-in capital                                                      96,784         94,610
    Accumulated comprehensive loss                                                     (10)            --
    Accumulated deficit                                                            (42,627)       (45,669)
                                                                             --------------  -------------
        Total stockholders' equity                                                  57,587         52,379
                                                                             --------------  -------------
        Total liabilities and stockholders' equity                           $      65,724   $     58,273
                                                                             ==============  =============

                 The accompanying notes are an integral part of these financial statements.

                              LIFECELL CORPORATION
                            STATEMENTS OF OPERATIONS
            (dollars and shares in thousands, except per share data)
                                  (unaudited)


                                            Three Months Ended     Nine Months Ended
                                               September 30,          September 30,
                                          ---------------------  ---------------------
                                             2004       2003        2004       2003
                                          ---------  ----------  ---------  ----------
Revenues:
    Product revenues                      $  14,947  $  10,103   $  42,745  $  27,831
    Research grant revenues                     670        402       1,728      1,349
                                          ---------  ----------  ---------  ----------
        Total revenues                       15,617     10,505      44,473     29,180
                                          ---------  ----------  ---------  ----------

Costs and expenses:
    Cost of products sold                     4,444      2,995      13,071      8,355
    Research and development                  2,260      1,667       5,563      4,150
    General and administrative                1,896      1,387       5,653      4,165
    Selling and marketing                     5,214      3,816      15,252     11,017
                                          ---------  ----------  ---------  ----------
        Total costs and expenses             13,814      9,865      39,539     27,687
                                          ---------  ----------  ---------  ----------

Income from operations                        1,803        640       4,934      1,493

Interest and other income (expense), net         52         (9)        136        (43)
                                          ---------  ----------  ---------  ----------

Income before income taxes                    1,855        631       5,070      1,450

    Income tax provision (benefit), net         742        125       2,028          2
                                          ---------  ----------  ---------  ----------

Net income                                $   1,113  $     506   $   3,042  $   1,448
                                          =========  ==========  =========  ==========
Net income per common share:
    Basic                                 $    0.04  $    0.02   $    0.11  $    0.07
                                          =========  ==========  =========  ==========
    Diluted                               $    0.03  $    0.02   $    0.10  $    0.06
                                          =========  ==========  =========  ==========

Shares used in computing net income
    per common share:
      Basic                                  28,448     23,323      27,191     21,603
                                          =========  ==========  =========  ==========
      Diluted                                32,042     28,426      31,753     25,818
                                          =========  ==========  =========  ==========

    The accompanying notes are an integral part of these financial statements

                                                LIFECELL CORPORATION
                                              STATEMENTS OF CASH FLOWS
                                               (dollars in thousands)
                                                     (unaudited)


                                                                                     Nine months ended September 30,
                                                                                      ------------------------------
                                                                                           2004            2003
                                                                                      --------------  --------------
Cash flows from operating activities:
    Net income                                                                        $       3,042   $       1,448
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                         1,748           1,352
        Deferred taxes                                                                        1,802               -
        Receivable allowance                                                                      4              56
        Deferred revenues                                                                      (130)           (166)
        Deferred rent expense                                                                    33              80
        Loss on disposal of fixed assets                                                          8               -
        Increase (decrease) in cash from working capital:
            Receivables                                                                      (2,633)           (968)
            Inventories                                                                         408          (2,052)
            Prepayments and other                                                              (120)           (204)
            Accounts payable and accrued liabilities                                          2,340           1,357
                                                                                      --------------  --------------

        Net cash provided by operating activities                                             6,502             903
                                                                                      --------------  --------------

Cash flows from investing activities:
    Proceeds from maturities and sale of investments                                          6,138               -
    Purchases of investments                                                                 (7,034)              -
    Capital expenditures                                                                     (2,402)         (1,894)
                                                                                      --------------  --------------

        Net cash provided by (used in) investing activities                                  (3,298)         (1,894)
                                                                                      --------------  --------------

Cash flows from financing activities:
    Proceeds from exercise of common stock options                                            1,498               -
    Proceeds from issuance of common stock                                                        -          15,520
    Proceeds from issuance of long-term debt                                                      -           1,451
    Principal payments on long-term debt                                                          -          (2,314)
                                                                                      --------------  --------------

        Net cash provided by financing activities                                             1,498          14,657
                                                                                      --------------  --------------

Net increase (decrease) in cash and cash equivalents                                          4,702          13,666
Cash and cash equivalents at beginning of period                                              7,387           5,202
                                                                                      --------------  --------------

Cash and cash equivalents at end of period                                            $      12,089   $      18,868
                                                                                      ==============  ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $          13   $          59
                                                                                      ==============  ==============
    Cash paid during the period for income taxes                                      $         220   $         306
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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

                                            Three Months Ended            Nine Months Ended
                                               September  30,               September  30,
                                        ---------------------------  -----------------------------
                                            2004          2003           2004            2003
                                        ------------  -------------  -------------  --------------
                                               (dollars in thousands except per share data)
Net income, as reported                 $     1,113   $        506   $      3,042   $       1,448
Less:  Total stock-based compensation
    expense determined under fair
    value based method for all awards,
    net of related tax effects                 (365)          (245)        (1,068)           (800)
                                        ------------  -------------  -------------  --------------
Net Income, Pro forma                   $       748   $        261   $      1,974   $         648
                                        ============  =============  =============  ==============

Basic net income per common share
As reported                             $      0.04   $       0.02   $       0.11   $        0.07
                                        ============  =============  =============  ==============
Pro forma                               $      0.03   $       0.01   $       0.07   $        0.03
                                        ============  =============  =============  ==============

Diluted net income per common share
As reported                             $      0.03   $       0.02   $       0.10   $        0.06
                                        ============  =============  =============  ==============
Pro forma                               $      0.02   $       0.01   $       0.06   $        0.03
                                        ============  =============  =============  ==============

3.   INVENTORIES

Inventories consist of the following:

                                             September 30,   December 31,
                                                  2004           2003
                                             --------------  -------------
                                                (dollars in thousands)
Unprocessed tissue and materials             $        3,245  $       4,453
Tissue products in-process                            1,990          1,592
Tissue products available for distribution            3,187          2,785
                                             --------------  -------------
    Total inventories                        $        8,422  $       8,830
                                             ==============  =============


4.   FINANCING ARRANGEMENTS AND LONG-TERM DEBT

In March 2004, the Company extended its credit facility with a financial institution through March 2005 and increased the borrowing limit on the revolving line of credit to $4 million. The credit facility is collateralized by the Company's accounts receivable, inventory, intangible and fixed assets and intellectual property. The agreement contains certain financial covenants and a subjective acceleration clause. The revolving line of credit bears interest at the bank prime rate plus 0.75%. There was no balance outstanding on this credit facility at September 30, 2004.


5.   DEFERRED REVENUE

In February 2004, the Company terminated an agreement with an independent sales and marketing agent for the distribution of Cymetra(R). At the date of termination, $110,000 of deferred revenue, representing the unamortized balance of payments received at the inception of the agreement, was recognized.


6.   CAPITAL STOCK, OPTIONS AND WARRANTS

Pursuant to the terms of the Company's certificate of incorporation, the Series B preferred stock automatically converted into common stock if the closing price of the Company's common stock averaged or exceeded $9.30 per share for 30 consecutive trading days. This condition was met on May 14, 2004, and accordingly, all of the outstanding shares of Series B Preferred Stock of LifeCell automatically converted on such date into an aggregate of 1,867,569 shares of the Company's common stock.


7.   INCOME TAXES

Prior to 2004, the Company's tax provision was limited to alternative minimum taxes and certain state taxes because a full valuation allowance had been provided on all deferred tax assets. During the fourth quarter of 2003, the Company re-evaluated the amount of valuation allowance on its deferred tax assets required in light of profitability achieved in recent years and expected in future years. As a result, the Company reduced the valuation allowance to reflect a net asset amount that it expects to realize based on the Company's assessment of the likelihood of future taxable income coupled with uncertainties with respect to the realization of certain tax credits and loss carryforwards due to the potential impact of future stock option exercises and shorter-term deferred tax asset expiration dates. Accordingly, the tax provision for the three months and nine months ended September 30, 2004 represents Federal and state income taxes at the Company's effective rate of 40%.

In the nine months ended September 30, 2004, the Company recognized $678,000 of deferred tax assets related to the exercise of employee stock options, which were recorded as a direct credit to stockholder's equity.

In January 2003, the Company realized $235,000 through the sale and transfer of $3.0 million of state tax net operating losses. The sale and transfer was made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority. The amount realized was reflected as an income tax benefit in the statement of operations.

8.   NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                             Three Months Ended            Nine Months Ended
                                               September 30,                 September 30,
                                        ----------------------------  ---------------------------
                                            2004            2003           2004         2003
                                        -------------  -------------  -------------  ------------
                                         (dollars and shares in thousands, except per share data)

Net income                              $       1,113  $         506  $       3,042  $      1,448
                                        =============  =============  =============  ============

Weighted average common shares
    outstanding                                28,448         23,323         27,191        21,603
                                        -------------  -------------  -------------  ------------
Denominator for basic net income
    per common share                           28,448         23,323         27,191        21,603
                                        -------------  -------------  -------------  ------------

Effect of dilutive securities:
    Series B preferred stock assuming
      conversion                                    -          2,612          1,107         2,675
    Warrants                                    1,502          1,180          1,468           893
    Common stock options                        2,092          1,311          1,987           647
                                        -------------  -------------  -------------  ------------
Denominator for diluted net income
    per common share                           32,042         28,426         31,753        25,818
                                        -------------  -------------  -------------  ------------

Basic net income per common share             $  0.04        $  0.02        $  0.11  $       0.07
                                        =============  =============  =============  ============

                                        -------------  -------------  -------------  ------------
Diluted net income per common share     $        0.03  $        0.02  $        0.10  $       0.06
                                        =============  =============  =============  ============

The calculation of net income per share for the quarters ended September 30, 2004 and 2003 excludes potentially dilutive common stock equivalents of 66,800 in 2004 and 286,350 in 2003. The calculation of net income per share for the nine months ended September 30, 2004 and 2003 excludes potentially dilutive common stock equivalents of 208,650 in 2004 and 1,264,661 in 2003. These common stock equivalents, which consisted of outstanding warrants and common stock options, were not included in the calculation of the net income common per share because their inclusion would be antidilutive.


9.   COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                        -------------------------  --------------------------
                                            2004         2003           2004         2003
                                        ------------  -----------  -------------  -----------
                                                        (dollars in thousands)

Net income                                    $1,113        $ 506        $3,042   $     1,448
Change in net unrealized holding loss
    on available for sale investments              5            -           (10)            -
                                        ------------  -----------  -------------  -----------

Comprehensive income                           1,118          506         3,032         1,448
                                        ============  ===========  =============  ===========

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

GENERAL AND BACKGROUND

We are a leader in the development and commercialization of human-derived tissue based products for use in reconstructive, urogynecologic and orthopedic surgical procedures. Our patented technology produces a unique regenerative human tissue matrix -- a complex three-dimensional structure that contains an array of proteins, growth factor binding sites and vascular channels -- that provides a complete template for the regeneration of normal human tissue. Our current products include: AlloDerm(R), for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra(R), a particulate form of AlloDerm suitable for injection; Repliform(R), for urogynecologic surgical procedures; GraftJacket(R), for orthopedic surgical procedures; and AlloCraft(TM)DBM, for bone grafting procedures. We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization. Our strategic sales and marketing partners include: Boston Scientific for Repliform, Wright Medical Group, Inc. for GraftJacket, Stryker Corporation for AlloCraftDBM and BioHorizons for periodontal applications of AlloDerm. Our ongoing research and product development strategy is focused on extending the utilization of our regenerative tissue matrix into new markets and the application of our core technology to other tissues.

CRITICAL ACCOUNTING POLICIES

For the period ended September 30, 2004, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Total revenues for the three months ended September 30, 2004 increased 49% to $15.6 million compared to $10.5 million for the same period in 2003. The increase was attributable to a 48% increase in product revenues to $14.9 million in the current period as compared to $10.1 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 55% to $11.9 million in the three months ended September 30, 2004 compared to $7.7 million in 2003. The growth was driven by increased demand for AlloDerm, primarily for use in the repair of complex hernias. The increase was partially offset by a decrease in revenues from other reconstructive products. AlloDerm revenues increased 71% to $11.0 million in the three months ended September 30, 2004 compared to $6.4 million in 2003.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 27% to $1.5 million in the three months ended September 30, 2004 compared to $2.1 million for the same period in 2003. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives and we anticipate this negative trend to continue for the balance of 2004.

Orthopedic product revenue grew to $1.6 million in the quarter ended September 30, 2004 from $371,000 for the same period in 2003. This revenue growth resulted from increased demand for our Graft Jacket product, which was launched in the first quarter of 2003, and AlloCraft DBM, which was introduced on a limited basis in the fourth quarter of 2003. Graft Jacket and AlloCraft DBM revenues were $1.1 million and $464,000, respectively, in the quarter compared to $371,000 and $0 in 2003. (See Part II, Item 5. Other Information.)
                                                             -----------------

Our independent sales and marketing agents and distributors generated 26% of our total product revenue in the three months ended September 30, 2004 compared to 36% in the same period in 2003. Boston Scientific and Wright Medical represented 10% and 7%, respectively, of our total product revenues in the third quarter of 2004 compared to 21% and 4%, respectively, for the same period in 2003. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended September 30, 2004.

Total revenues also include research grant revenues, which totaled $670,000 in the three months ended September 30, 2004 compared to $402,000 in the same period in 2003. As of September 30, 2004, approximately $1.7 million of approved grant funding was available to fund future research and development expenses through 2005.

Cost of products sold for the three months ended September 30, 2004 was $4.4 million, or 30% of product revenues, compared to cost of products sold of $3.0 million, or 30% of product revenue for the same period in 2003.

Total research and development expenses increased 36% to $2.3 million in the three months ended September 30, 2004 compared to $1.7 million for the same period in 2003. The increase was primarily attributable to increased research and development headcount, professional fees and expenses related to animal studies.

General and administrative expenses increased 37% to $1.9 million in the three months ended September 30, 2004 compared to $1.4 million for the same period in 2003. The increase was primarily attributable to an increase in professional fees, payroll and related expenses associated with increases in headcount and annual merit increases and depreciation expense associated with a new fully integrated computer software system.

Selling and marketing expenses increased 37% to $5.2 million for the three months ended September 30, 2004 compared to $3.8 million for the same period in 2003. The increase in 2004 was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from increased revenues and the expansion of our direct sales force and (ii) an increase in marketing and medical education expenses for AlloDerm. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $873,000 and $1.1 million, respectively, in the quarters ended September 30, 2004 and 2003. The decrease in agency fees resulted from the decrease in revenue generated through our independent sales and marketing agents.

Interest and other income (expense), net increased $61,000 in the three months ended September 30, 2004 compared to 2003. The net increase was due to a $59,000 increase in interest income earned on investments and a $10,000 decrease in interest expense resulting from pay-off of outstanding debt in the third quarter of 2003. The increase was partially offset by an $8,000 loss on the disposal of fixed assets.

The provision for income taxes was $742,000 in the quarter ended September 30, 2004 compared to $125,000 for the quarter ending September 30 2003. In 2004, we started reporting fully taxed earnings since reversing the valuation allowance related to our deferred tax assets in the fourth quarter of 2003. Although we recorded a tax provision in the current quarter at a 40% effective rate, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. The net provision recorded in the third quarter of 2003 was for Federal alternative minimum taxes and state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Total revenues for the nine months ended September 30, 2004 increased 52% to $44.5 million compared to $29.2 million for the same period in 2003. The increase was attributable to a 54% increase in product revenues to $42.7 million in the current period as compared to $27.8 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 65% to $33.3 million in the nine months ended September 30, 2004 compared to $20.1 million in 2003. The growth was driven by increased demand for AlloDerm, partially offset by a decrease in revenues from other reconstructive products. AlloDerm revenues increased 83% to $30.5 million in the nine months ended September 30, 2004 compared to $16.7 million in 2003.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 23% to $5.2 million in the nine months ended September 30, 2004 compared to $6.8 million for the same period in 2003. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives.

Orthopedic product revenue grew to $4.3 million in the nine months ended September 30, 2004 from $931,000 for the same period in 2003. This revenue growth resulted from increased demand for our Graft Jacket product, which was launched in the first quarter of 2003, and AlloCraft DBM, which was introduced on a limited basis in the fourth quarter of 2003. Graft Jacket and AlloCraft DBM revenues were $2.9 million and $1.4 million, respectively, in the nine months compared to $931,000 and $0 in 2003. (See Part II, Item 5. Other
                                                                           -----
Information.)
-----------

Our independent sales and marketing agents and distributors generated 28% of our total product revenue in the nine months ended September 30, 2004 compared to 40% in the same period in 2003. Boston Scientific and Wright Medical represented 12% and 7%, respectively, of our total product revenues in the first nine months of 2004 compared to 24% and 3%, respectively, for the same period in 2003. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the nine months ended September 30, 2004.

Total revenues also include research grant revenues, which totaled $1.7 million in the nine months ended September 30, 2004 compared to $1.3 million in the same period in 2003.

Cost of products sold for the nine months ended September 30, 2004 was $13.1 million, or 31% of product revenues, compared to cost of products sold of $8.4 million, or 30% of product revenue for the same period in 2003.

Total research and development expenses increased 34% to $5.6 million in the nine months ended September 30, 2004 compared to $4.2 million for the same period in 2003. The increase was primarily attributable to increased professional fees, research and development headcount and expenses for animal studies.

General and administrative expenses increased 36% to $5.7 million in the nine months ended September 30, 2004 compared to $4.2 million for the same period in 2003. The increase was primarily attributable to an increase in professional fees, payroll and related expenses associated with increases in headcount and annual merit increases and depreciation expense associated with a new fully integrated computer software system.

Selling and marketing expenses increased 38% to $15.3 million for the nine months ended September 30, 2004 compared to $11.0 million for the same period in 2003. The increase was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from increased revenues and the expansion of our direct sales force and (ii) an increase in marketing and medical education expenses for AlloDerm. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $3.0 million and $3.6 million, respectively, in the nine months ended September 30, 2004 and 2003. The decrease in agent fees resulted from the decrease in revenue generated through our independent sales and marketing agents.

Interest and other income (expense), net increased $179,000 in the nine months ended September 30, 2004 compared to 2003. The net increase was due to a $146,000 increase in interest income earned on investments and a $41,000 decrease in interest expense resulting from pay-off of outstanding debt in the third quarter of 2003. The increase was partially offset by an $8,000 loss on the disposal of fixed assets.

The provision for income taxes was $2.0 million in the nine months ended September 30, 2004 compared to a $2,000 tax provision for the nine months ending September 30, 2003. In the nine months ended September 30, 2004 we recorded a tax provision at a 40% effective rate, although we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. The net provision recorded in the first nine months of 2003 arose from Federal alternative minimum taxes and state income taxes, partially offset by the sale of state net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had $12.1 million in cash and cash equivalents, $10.9 million in short-term marketable securities and $1.1 million in long-term marketable securities. Working capital increased to $35.4 million at September 30, 2004 from $23.3 million at December 31, 2003. The increase in working capital resulted primarily from increases in cash and cash equivalents, short-term investments and accounts receivable, partially offset by a decrease in inventories and an increase in accounts payable and accrued liabilities.

We generated $6.5 million of cash from operating activities for the nine months ended September 30, 2004 compared to $903,000 for the same period in 2003. The increase in 2004 was principally due to higher net income and non-cash charges, an increase in accounts payable and accrued liabilities and a decrease in inventories, net of an increase in accounts receivable. The increase in accounts payable and accrued liabilities was primarily associated with higher accrued employee compensation and benefits. The increase in accounts receivable and the decrease in inventories resulted from the significant increase in demand for our products in 2004.

Capital expenditures were $2.4 million in the first nine months of 2004 and consisted primarily of manufacturing equipment and computer hardware, software and related implementation costs.

Our financing activities generated $1.5 million for the nine months ended September 30, 2004 compared to $14.7 million for the same period in 2003. In 2004, the cash generated from financing activities resulted from the exercise of common stock options, while in 2003 cash generated by financing activities resulted from the issuance of common stock, partially offset by the retirement of all outstanding debt. At September 30, 2004, we had no debt outstanding under our borrowing arrangements. In March 2004, the borrowing limit on our revolving line of credit was increased to $4 million and the expiration was extended through March 2005. The credit facility is collateralized by our accounts receivable, inventory, intellectual property, intangible and fixed assets and contains certain financial covenants and a subjective acceleration clause. As of September 30, 2004, we were in compliance with the covenants of our credit facility.

The following table reflects a summary of our contractual cash obligations as of September 30, 2004:

                                               Payments Due by Period
                                     ----------------------------------------------
                                                Less than   1 to 3  4 to 5  After 5
                                       Total    one year    years    years   years
                                     ---------  --------  --------  ------  -------
                                                  (dollars in thousands)
Operating leases                     $   5,618  $    875  $  1,833  $1,838  $ 1,072
                                     ---------  --------  --------  ------  -------
Total contractual cash obligations   $   5,618  $    875  $  1,833  $1,838  $ 1,072
                                     =========  ========  ========  ======  =======

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.
          ----------------------------------------------------------------

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Net unrealized gains and losses were not material at September 30, 2004 or 2003.

Item  4.  Controls  and  Procedures.
          -------------------------


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



PART II. OTHER INFORMATION


Item  4.  Submission  of  Matters  to  A  Vote  of  Security  Holders.
          ------------------------------------------------------------

An Annual Meeting of Stockholders was held on July 15, 2004. The directors elected at the annual meeting were: Paul G. Thomas, Michael E. Cahr, David Fitzgerald, James G. Foster and Martin P. Sutter. All directors of the Company hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

The only matter voted upon at the Annual Meeting and the results of the voting are set forth below:

          (i) With respect to the election of Directors the persons named below received the following number of votes:

               Name              Votes For   Votes Withheld
               ----------------  ----------  --------------

               Paul G. Thomas    23,517,543         619,369
               Michael E. Cahr   23,514,201         622,711
               David Fitzgerald  23,508,049         628,863
               James G. Foster   23,515,275         621,637
               Martin P. Sutter  23,523,965         612,947


Item  5.   Other  Information.
           -------------------

ALLOCRAFT DBM
As previously disclosed, at the end of 2003, we commenced commercial distribution of AlloCraftDBM without obtaining United States Food and Drug Administration ("FDA") pre-market clearance or approval based on the belief that AlloCraftDBM is eligible for regulation solely as a human tissue. In late
September 2004, the FDA notified us by written decision that after reviewing promotional materials for AlloCraftDBM, they believe that it does not meet the criteria for regulation as a human tissue. However, the FDA has not requested that we cease marketing AlloCraftDBM. In their letter to us, the FDA requested that we promptly file a Request for Designation, or RFD, to initiate a proceeding in which the FDA would determine the proper classification and associated pre-market requirements. We intend to file the RFD taking the position that AlloCraftDBM is properly regulated as a human tissue. If the FDA does not agree, AlloCraftDBM may be subject to regulation as a medical device, a biologic or a drug. The FDA could also require us to cease marketing and / or recall product already sold until FDA clearance or approval is obtained. The FDA could also seek to impose enforcement sanctions against us for marketing this product without such prior FDA authorization.

VASCULAR  GRAFT
Earlier this year, we disclosed that the FDA did not approve our IDE application for an acellular umbilical vein graft intended for use as an AV access graft. We have been involved in discussions with the FDA as to the requirements for securing IDE approval as well as the design of the clinical trials that would be required to obtain product approval. Although we believe that our acellular umbilical vein graft potentially represents a unique approach of dealing with many of the issues associated with AV access, the recent change in regulatory pathway has forced us to reevaluate this program. We believe that the FDA would like us to complete additional animal work that would delay the approval of an IDE for at least one year and assuming that human clinical trials could commence in 2006, we would not expect to obtain final approval and launch a product until 2008. The change in regulatory pathway has significantly impacted the expected time to market as well as the development cost and potentially the cost to produce the final product. After careful consideration of each of these factors as well as the associated risks, we have decided to discontinue development of the umbilical vein graft as a medical device.



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



          b.   REPORTS ON FORM 8-K

               On May 24, 2004, we filed a current report on Form 8-K announcing that on May 14, 2004 all of the outstanding shares of Series B Preferred Stock of LifeCell automatically converted into an aggregate of 1,867,569 shares of common stock of LifeCell.

               On July 22, 2004, we furnished a current report on Form 8-K regarding results for the six months ended June 30, 2004 and certain other maters.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LIFECELL CORPORATION




Date:  October  22,  2004             By:  /s/  Paul  G.  Thomas
                                           ---------------------
                                           Paul G. Thomas
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  October  22,  2004             By:  /s/  Steven  T.  Sobieski
                                           -------------------------
                                           Steven T. Sobieski
                                           Vice President, Finance
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer)



Date:  October  22,  2004             By:  /s/  Bradly  C.  Tyler
                                           ----------------------
                                           Bradly C. Tyler
                                           Controller
                                           (Principal Accounting Officer)