Form 10-K
period 2004-12-31
LIFECELL CORP
filed 2005-03-15
CIK 849448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-----------------
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number: 0-19890

LifeCell Corporation
(Exact name of registrant as specified in its charter)

Delaware	76-0172936
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification no.)

One Millennium Way
Branchburg, New Jersey 08876
(Address of principal executive offices, including zip code)

(908) 947-1100
(Registrant’s telephone number, including area code)

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

Yes Ö  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes Ö  No __

The aggregate market value of voting Common Stock held by non-affiliates of registrant, based upon the last sale price of the Common stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second quarter (June 30, 2004) was approximately $317,618,000.

The number of shares of registrant’s Common Stock outstanding as of March 4, 2005: 29,243,784.

PART I

This Annual Report on Form 10-K contains, in addition to historical information, “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See “Business—Special Note Regarding Forward-Looking Statements.”

Item 1.	Business

GENERAL
LifeCell® develops and markets products made from human tissue for use in reconstructive, urogynecologic and orthopedic surgical procedures to repair soft tissue defects. Our patented tissue processing technology produces a unique regenerative tissue matrix - a complex three-dimensional structure that contains vascular channels, proteins, and growth factor binding sites - that provides a complete template for the regeneration of normal human tissue. We currently market several products to a broad range of markets: AlloDerm® for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra®, a particulate form of AlloDerm; Repliform® for urogynecologic procedures; GraftJacket® and GraftJacket® Xpress for orthopedic applications and lower extremity ulcerations; and AlloCraft™ DBM for bone grafting procedures. We also distribute cryopreserved allograft skin for use as a temporary wound dressing in the treatment of burns. Our research and development programs are primarily focused on extending the utilization of our regenerative tissue matrix into other therapeutic areas and investigating the application of our core technology to other tissues.

We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986. Our address is One Millennium Way, Branchburg, New Jersey 08876, our phone number is (908) 947-1100, and our website address is www.lifecell.com. The information contained on our website does not constitute a part of this report.

TECHNOLOGY
Our patented tissue processing technology produces a unique regenerative tissue matrix - a complex three-dimensional structure that contains proteins, growth factor binding sites and vascular channels - that provides a complete template for the regeneration of normal human tissue. To date, our product development programs have been generated from the following proprietary technologies:

•	methods for producing an acellular tissue matrix by removing antigenic cellular elements while stabilizing the matrix against damage;

•	methods for cell preservation by manipulating cells through signal transduction (i.e., manipulation of cellular metabolism) to protect cells during prolonged storage; and

•	methods for freeze-drying biological cells and tissues without the damaging effects of ice crystals.

Tissue Matrix Technology

Our tissue matrix technology removes antigenic cells from the tissue matrix to eliminate the potential for specific rejection of the transplanted tissue. Our tissue matrix technology also:

•	stabilizes the tissue matrix by preserving its natural structure and biochemical properties that allow for cell repopulation; and

•	allows for extended storage by freeze-drying the tissue matrix without significant ice crystal damage, thus avoiding a non-specific immune response upon transplantation.

Soft tissue, such as dermis, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins, growth factor binding sites and blood vessels (the “tissue matrix”). Together, the tissue matrix and the cells that populate it form the soft tissues of the body and other tissue types. As part of the body’s natural remodeling process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix. However, in the event that a large portion of the tissue matrix is destroyed or lost because of trauma or surgery, the body cannot regenerate the damaged portion. The only method of replacing large sections of the tissue matrix is through transplantation.

Soft tissue transplants from one part of the patient’s body to another (“autograft”) generally are successful, however, the procedure results in the creation of an additional wound site. Historically, the ability to transplant tissue from one person to another (“allograft”) has been limited because the donor’s cells within the transplanted tissue may trigger an immune response, resulting in rejection of the transplanted tissue. We believe that previous attempts to remove cells from soft tissue grafts before performing an allograft transplant have resulted in disruption or damage of the tissue matrix, causing an inflammatory response and rejection of the tissue following transplantation.

We believe our tissue matrix technology offers the following important benefits:

Natural Tissue Regeneration. Tissue grafts produced with our tissue matrix technology retain the structural and biochemical properties that support normal cell repopulation and normal soft tissue regeneration. In addition, in our pre-clinical studies with dermis and preliminary animal studies with heart valve leaflets, nerve connective tissue grafts and vascular grafts processed using our technology, we have shown that such tissues can be remodeled by the recipient’s own cells and eventually become the recipient’s own tissue.

Multiple Potential Applications. We believe that our tissue matrix technology has the potential to generate additional products with multiple clinical applications. In addition to the current commercial applications of our proprietary tissue products, we believe that these products may provide additional benefits in other clinical applications.

Safety. Our tissue matrix technology yields products that can revascularize and integrate into the body’s own tissues, thereby allowing the patient’s immune cells to penetrate into the transplanted tissue and thus aid in preventing infections. In contrast, certain synthetic implants do not allow penetration of the patient’s immune cells, thereby compromising the body’s natural ability to fight infections. Our processed human tissue products have a proven safety record of over ten years and with over 650,000 tissue grafts processed and distributed to date.

Prolonged Shelf Life. Our tissue matrix technology allows extended storage and ease of transportation of products. AlloDerm, Repliform and GraftJacket can be stored at normal refrigerated temperatures for up to two years. In contrast, traditionally processed skin allografts require low temperature (-80°C) storage and shipping with dry ice. Cymetra and GraftJacket Xpress can be stored at normal refrigerated temperatures for up to one year. AlloCraft DBM can be stored at ambient temperature for up to two years.

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

PRODUCTS

Reconstructive Tissue Products

AlloDerm Regenerative Tissue Matrix

AlloDerm is donated human cadaveric skin that has been processed with our tissue matrix technology. We believe that AlloDerm is the only human tissue product on the market today that supports the regeneration of normal human soft tissue. Following transplant, AlloDerm is revascularized (i.e., blood supply is restored) and repopulated with the patient’s own cells becoming engrafted into the patient. AlloDerm is a versatile tissue and has multiple surgical applications.

AlloDerm is marketed to plastic reconstructive and general surgeons as an “off-the-shelf” alternative to autograft tissue and synthetic materials. AlloDerm is predominately used in plastic reconstructive, general surgical, burn and periodontal procedures:

•	as an implant for soft tissue reconstruction or tissue deficit correction;

•	as a graft for tissue coverage or closure; and

•	as a sling to support tissue following nerve or muscle damage.

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

AlloDerm was first used in the treatment of third-degree and deep second-degree burns requiring skin grafting in 1994 to replace lost dermis. The use of AlloDerm in burn grafting has clinically shown performance equivalent to autograft in reducing the occurrence and effects of scar contracture, the progressive tightening of scar tissue that can cause joint immobility, while significantly reducing donor site trauma. We believe that AlloDerm provides significant therapeutic value when used in burn grafting over a patient’s mobile joints.

Today, AlloDerm is predominately used as a subcutaneous implant for the replacement of soft tissue in head and neck reconstructive procedures and in general surgical procedures. For example, in surgical repair of abdominal wall defects, AlloDerm is used to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofacial tissue. We believe that AlloDerm provides a novel alternative to synthetic materials and autologous tissue because of its unique functional, biomechanical and regenerative properties. AlloDerm is also used in cancer reconstruction procedures including breast reconstruction following mastectomy procedures.

Periodontal surgeons use AlloDerm to increase the amount of attached gum tissue supporting the teeth as an alternative to autologous connective tissue grafts excised from the roof of the patient’s mouth and then transplanted to the gum. BioHorizons Implant Systems, Inc. is our exclusive distributor of AlloDerm and AlloDerm GBR® for use in periodontal applications in the United States and certain international markets.

Cymetra Micronized AlloDerm Tissue
Cymetra Micronized AlloDerm Tissue is made from AlloDerm sheets that are micronized at a low temperature to create a particulate form of AlloDerm suitable for delivery through a canula. This form allows a non-surgical alternative in reconstructive plastic and other procedures to replace damaged or inadequate integumental tissue, such as correction of soft tissue defects and depressed scars or to replace integumental tissue lost through atrophy. Cymetra does not require patient sensitivity testing and similar to AlloDerm, promotes the regeneration of normal human soft tissue.

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

Currently, materials used for slings and pelvic floor repair surgeries include autologous tissue, synthetic materials and cadaveric fascia. The autologous tissue often is taken from the patient’s thigh or abdomen resulting in a painful donor site. We believe that Repliform used as a sling for urinary incontinence or pelvic floor repair provides a safe and effective alternative that eliminates the need for a donor site, will repopulate as the patient’s own tissue and will not erode through the soft pelvic tissues. Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform for use in urogynecologic surgical procedures.

Orthopedic Tissue Repair Products

GraftJacket Regenerative Tissue Matrix
GraftJacket is the trade name for our proprietary tissue products intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures, such as for rotator cuff tendon reinforcement. Graft Jacket is also used for the the treatment of lower extremity ulcerations. Wright Medical is our exclusive distributor for GraftJacket in the United States.

AlloCraft DBM
AlloCraft DBM is a proprietary human tissue-based bone-grafting product that combines demineralized bone and acellular dermal matrix to form a putty. AlloCraft DBM is intended to promote bone formation through revascularization and ultimately repopulation of the implant site with bone forming cells. Stryker Corporation is our exclusive distributor for AlloCraft DBM in the United States.

INDUSTRY AND MARKET DATA

The table below contains estimated market data for our major product applications. The estimates were derived from statistical data, market research, company estimates, industry publications and other publicly available information. While we believe that the data sources we used to develop our target market estimates are reliable, we have not independently verified the data and we do not make any representation as to the accuracy of the information. Additionally, we have not sought consent to identify the sources of such information in our report.

Product / Clinical Applications	Targeted Annual Procedures (1)	Revenue per Procedure (2)
AlloDerm
Head and neck	70,000	$200 - $800
Abdominal wall	135,000	$1,300 - $6,500
Breast reconstruction	55,000	$1,400 - $1,900

Repliform
Bladder sling	100,000	$300 - $600
Pelvic floor reconstruction	55,000	$600 - $1,200

GraftJacket
Rotator Cuff	60,000	$550 - $700
Lower extremity ulcerations	160,000	$400
AlloCraftDBM
Spine procedures	200,000	$600 - $1,000

(1)	The targeted annual procedures represents our estimate of the number of procedures where our products could be used, not the actual number of procdures where our products are used.

(2)	Revenue per procedure represents our estimate of the product revenue per procedure that could be recognized by us in each of the targeted applications.

MARKETING AND DISTRIBUTION

We currently market AlloDerm in the United States for plastic reconstructive, general surgical and burn applications through our direct sales and marketing organization. Our direct sales and marketing representatives also market Cymetra to hospital-based surgeons. As of December 31, 2004, we had a sales, marketing and customer service staff of 49 persons, including 37 domestic sales personnel. Our sales representatives are responsible for interacting with ear, nose and throat surgeons; plastic surgeons; burn surgeons; and general surgeons; and educating them regarding the use and anticipated benefits of AlloDerm and Cymetra. We also participate in numerous national fellowship programs, national and international conferences and trade shows, and we participate in or fund certain educational symposia.

BioHorizons Implant Systems, Inc., is our exclusive distributor in the United States and certain international markets of AlloDerm and AlloDerm GBR for use in periodontal applications. Boston Scientific Corporation is our exclusive worldwide sales and marketing agent for Repliform for use in urogynecology. Wright Medical Group is our exclusive distributor in the United States for GraftJacket. Stryker Corporation is our exclusive distributor in the United States for AlloCraft DBM.

TISSUE PROCUREMENT

We receive donated human cadaveric tissue from tissue banks and organ procurement organizations in the United States that comply with the FDA human tissue regulations. In addition, we require supplying tissue banks and organ procurement organizations to comply with procedural guidelines outlined by the American Association of Tissue Banks (“AATB”). We conduct microbiological and other rigorous quality assurance testing before our acellular human tissue products are released for shipment.

In 2004, we obtained all of our donated human cadaveric tissue from approximately 30 tissue banks and organ procurement organizations. We believe that we have established adequate sources of donated human tissue to satisfy the expected demand for our products in the foreseeable future. Although we have not experienced any material difficulty in procuring adequate donated cadaveric tissue, there is a risk that the future availability of donated human tissue will not be sufficient to meet our demand.

We are accredited by the AATB. The AATB is recognized for the development of industry standards and its program of inspection and accreditation. The AATB provides a standards-setting function and has procedures for accreditation similar to the International Standards Organization (“ISO”) standards.

Government Regulation

Overview

Government regulation, both domestic and foreign, is a significant factor in the processing, marketing and distribution of our current products and products that we are developing. In the United States, our human tissue products are subject to regulation by the FDA. The FDA administers the Federal Food, Drug and Cosmetics Act (“FDC Act”) and the Public Health Service Act (“PHS Act”). These statutes and implementing regulations govern the design, testing, manufacturing, labeling, storage, record keeping, approval, advertising and promotion of our products.

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

Whether regulated as human tissue, a medical device or a biologic product, once our products are on the market, they are subject to pervasive and continuing regulation by the FDA. We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements. The FDA may impose a wide range of enforcement sanctions if we fail to comply, including:

• fines; • injunctions; • civil penalties; • recall or seizure of our products;	• total or partial suspension of production; • refusal of the government to authorize the marketing of new products or to allow us to enter into supply contracts; and • criminal prosecution

FDA’s Human Tissue Regulation

The FDA’s regulatory requirements for human tissue have been evolving in a complex fashion and will continue to do so for some time to come. In 1993, the FDA adopted the so-called “interim final rule” for human tissue for transplantation, which imposed donor screening, testing and record keeping requirements. The rule was finalized in 1997. Under the 1997 final rule, covered “human tissue” is any tissue derived from a human body, which: (i) is intended for administration to another human for the diagnosis, cure, mitigation, treatment or prevention of any condition or disease; (ii) is recovered, processed, stored or distributed by methods not intended to change tissue function or characteristics; (iii) is not currently regulated as a human drug, biological product or medical device; (iv) excludes kidney, liver, heart, lung, pancreas or any other vascularized human organ; and (v) excludes semen or other reproductive tissues, human milk and bone marrow. Establishments engaged in the procurement, processing and/or distribution of human tissue are required to conduct donor screening and infectious disease testing and to maintain records available for FDA inspection documenting that the procedures were followed. Moreover, the FDA has the authority to conduct inspections of tissue establishments and to detain, recall or destroy tissue where the procedures were not followed or appropriate documentation of the procedures is not available.

In 2001, the FDA issued a final rule requiring manufacturers of human cellular and tissue-based products, which the FDA calls "HCT/Ps," to register their establishments and list their products with the FDA. Some aspects of the 2001 final rule had delayed effective dates but the rule is now fully effective. The 2001 final rule sets forth the FDA’s test for detremining whether an HCT/P is eligible for tissue regulation (as opposed to medical device or biologic regulation). The FDA will apply human tissue regulation to an HCT/P that is: (i) minimally manipulated; (ii) intended for homologous use; (iii) is not combined with a device (with limited exceptions); amd (iv does not have a systemic effect and is not dependent upon metabolic activity for its primary function. HCT/Ps generally may be commercially distributed without prior FDA clearance or approval.

The FDA has issued final regulations requiring tissue donors to be screened for relevant communicable diseases and requiring manufacturers of HCT/Ps to follow good tissue practice (“GTP”) in their recovery, processing, storage labeling, packaging and distribution of HCT/Ps in order to prevent the introduction, transmission or spread of communicable diseases. These regulations, which take effect on May 25, 2005, demonstrate the FDA's increasing imposition of significant and more costly regulatory requirements. This triad of new regulations will supersede the 1997 final rule.

FDA Status of Our Products

We believe that our AlloDerm-based products generally satisfy the FDA’s requirements to be considered “HCT/Ps” eligible for regulation solely as human tissue. Accordingly, we have not obtained prior FDA clearance or approval for commercial distribution of AlloDerm, Repliform, Cymetra, GraftJacket or AlloCraft DBM. Nevertheless, because our products meet the definition of an HCT/P, we must comply with the FDA’s donor screening, infectious disease testing, record maintenance, establishment registration, product listing and GTP requirements. Moreover, the FDA has the authority to inspect our facilities and to detain, recall or destroy our products where we have failed to comply with these requirements.

In 1996 we were notified by the FDA that AlloDerm used for the replacement or repair of damaged or inadequate integumental tissue (i.e. tissue lining the surface of the body or a body cavity) would be regulated as human tissue under the then effective 1993 interim regulation governing human tissue. Relying upon this determination, we have not obtained prior FDA approval for commercial distribution of AlloDerm for use in the treatment of burns, plastic reconstructive surgery procedures (such as facial sling and scar revision), periodontal surgical procedures (such as free-gingival grafting and guided tissue regeneration) and general surgical procedures. We believe that the new tissue regulations do not significantly alter the status of our products when used for these indications. Therefore, we continue to believe that AlloDerm for these uses is solely regulated as human tissue.

We believe that our decision not to obtain prior FDA clearance or approval for commercial distribution of Repliform and Cymetra, which we began to market in 1999, is supported by the FDA’s regulations and by our correspondence with the FDA regarding the status of these products as human tissue. Specifically, in November 2000, the FDA requested detailed information about Repliform and Cymetra. In February 2001, we responded to the FDA's request. In June 2001, the FDA notified us that Repliform and Cymetra, as currently marketed, are subject to regulation solely as human tissue.

In 2002, we commenced commercial distribution of GraftJacket without seeking prior FDA clearance or approval. GraftJacket is the trade name given to AlloDerm when it is labeled for the intended use of repairing damaged or inadequate integumental tissue in orthopedic surgery.

By letter dated December 8, 2003, the FDA informed us of their determination that GraftJacket for rotator cuff repair and periostium replacement are non-homologous uses of AlloDerm that do not qualify for human tissue regulation. Accordingly, the FDA took the position that GraftJacket requires premarket clearance or approval as a medical device before it may be marketed for use in rotator cuff repair. The FDA also took the position that, before GraftJacket may be marketed for periosteum replacement, we must submit a filing with the FDA requesting a formal determination as to whether medical device or biologic regulation would apply.

In the first quarter of 2004, FDA agreed to reconsider its GraftJacket determination in light of additional information that we submitted on January 30, 2004, and on February 17, 2004. In these submissions, we requested reconsideration of FDA’s decision, proposed certain labeling changes to GraftJacket to address the FDA’s December 8, 2003 letter, and explained why we believe that the FDA should accord HCT/P status to GraftJacket for rotator cuff repair and periosteum replacement. On May 25, 2004, the FDA responded in writing indicating that GtaftJacket for these purposes would be regulated as an HCT/P if labeled and advertised as described in our submissions and subject to certain additional requested labeling changes. On September 30, 2004 we submitted revised labeling to the FDA for their review and they indicated their concurrence with the revised labeling.

In 2003, we commenced commercial distribution of AlloCraft DBM without obtaining FDA clearance or approval based upon on our belief that AlloCraft DBM is eligible for regulation solely as an HCT/P. On September 20, 2004, the FDA notified us by written decision that after reviewing promotional materials for AlloCraftDBM, they believe that it does not meet the criteria for regulation as an HCT/P. In their letter to us, the FDA requested that we promptly file a Request for Designation, or RFD, to initiate a proceeding in which the FDA would determine the proper classifiaction and associated pre-market requirements. We filed a preliminary RFD and met with FDA in an informal exchange of our respective positions. We presented our position as to why AlloCraft DBM meets the definition of an HCT/P. The FDA continues to reject our position and asserts that they believe that AlloCraft DBM is most properly regulated as a medical device (and not as a drug or biologic). We are considering whether to seek 510(k) clearance or PMA approval for AlloCraft DBM as a medical device or further appeal this decision within the agency. The FDA has not requested that we cease marketing AlloCraft DBM during the time that we are seeking clearance or approval or appealing FDA’s determination, but there is no guarantee that FDA will refrain from enforcement action. The FDA could require us to cease marketing and/or recall product already sold until the FDA clearance or approval is obtained. The FDA could also seek to impose enforcement sanctions against us for marketing this product without such FDA authorization.

FDA Medical Device Regulation

A medical device generally may be marketed in the United States only with the FDA’s prior authorization. Devices classified by the FDA as posing less risk are placed in class I or class II. Class II devices (and some class I devices) generally require the manufacturer to seek premarket clearance, or 510(k) clearance, from the FDA prior to marketing through the filing of a "premarket notification," unless exempted from this requirement by regulation. Such clearance generally is granted based upon a finding that a proposed device is substantially equivalent in intended use and safety and effectiveness to a predicate device, which is a legally marketed class I or II device that already has 510(k) clearance or that is a pre-amendment class III device (in commercial distribution prior to May 28, 1976 and for which the FDA has not called for PMA applications (defined below)). No assurance can be given that any medical device will ever receive 510(k) clearance. Even if a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in the intended use of the device, will require a new 510(k) submission or, possibly, a PMA application. In addition to 510(k) clearance requirements, class II devices can be subject to special controls (e.g., performance standards, post market surveillance, patient registries and FDA guidelines) that do not apply to class I devices.

A medical device that does not qualify for 510(k) clearance is placed in class III, which is reserved for devices classified by the FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A class III device generally must undergo the premarket approval (“PMA”) process, which requires the manufacturer to prove the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and information about the device and its components regarding manufacturing, labeling and promotion. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with the Quality System Regulation (“QSR”), which includes elaborate testing, control, documentation and other quality assurance procedures. Upon submission, the FDA determines if the PMA application is sufficient to permit a substantive review and, if so, the PMA application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which we believe typically takes one to three years, but which may take longer. Even after approval of a PMA application, a new PMA application or a supplemental filing to an existing PMA is required in the event of a modification to the device, its labeling or its manufacturing process affecting the safety or efficacy of the device.

A clinical study in support of a PMA application or 510(k) submission for a “significant risk” device requires an Investigational Device Exemption (“IDE”) application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. The clinical study may begin only with approval from FDA and the appropriate Institutional Review Board (“IRB”) at each clinical study site. If the device presents a “non-significant risk” to the patient, a sponsor may begin the clinical study after obtaining IRB approval without the need for FDA approval. In all cases, the clinical study must be conducted under the auspices of an IRB pursuant to the FDA’s regulatory requirements intended for the protection of subjects and to assure the integrity and validity of the data.

If we market medical device products, we will be subject to pervasive and continuing regulation. We will have to comply with these requirements, including the FDA’s labeling regulations, the QSR, the Medical Device Reporting (“MDR”) regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses.

FDA Biologics Regulation

Biologic products are regulated under Section 351(a) of the PHS Act, as well as the FDC Act. The PHS Act imposes a special additional licensing requirement, known as a Biologic License. This license imposes very specific requirements upon the facility and the manufacturing and marketing of licensed biologic products to assure their safety, purity and potency. Some licensed biologic products are also subject to batch release by the FDA. That is, the products from a newly manufactured batch cannot be shipped until the FDA has evaluated either a sample or the specific batch records and has given permission to ship the batch of product. The PHS Act also grants the FDA authority to impose mandatory product recalls and provides for civil and criminal penalties for violations.

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

All clinical studies must be conducted in accordance with FDA-approved protocols and are subject to the approval and monitoring of one or more IRBs. In addition, clinical investigators must adhere to good clinical practices. Completion of all three phases of clinical studies may take several years, and the FDA may temporarily or permanently suspend a clinical study at any time.

Upon completion and analysis of clinical trials, the applicant assembles and submits a Biologic License Application containing, among other things, a complete description of the manufacturing process. Before the license can be granted, the applicant must undergo a successful establishment inspection. The FDA review and approval of a biologic product is very onerous and can take several years.

In 2003, the FDA announced that it will develop a policy for the approval of “follow-on biologics,” which would allow a second manufacturer of the same product to be licensed based upon less scientific data than the innovator. The FDA has not set a timetable for the implementation of such a policy. Once on the market, a licensed biologic is subject to all post-marketing requirements of both the PHS Act and the FDC Act, including compliance with good manufacturing practice, safety and other reporting requirements, and all relevant labeling, advertising and promotion requirements. Non-compliance with these requirements may result in regulatory action, including warning letters or untitled letters, license suspension, and/or withdrawal from the market, product seizures, injunctions, and/or criminal prosecutions.

National Organ Transplant Act

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human skin that they provide to us for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses and costs associated with development of tissue processing technologies.

Other Regulation

A few states such as Florida, California, New York and Maryland impose their own regulatory requirements on transplanted human tissue. Noncompliance with state requirements may include some or all of the risks associated with noncompliance with FDA regulation, as well as other risks.

We are also subject to various federal, state and local laws, regulations and requirements relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with our research and development work.

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

RESEARCH AND DEVELOPMENT

Our research and development is focused on leveraging our core understanding of tissue and cellular engineering technology in order to develop biologics that fulfill unmet clinical needs. Our strategy balances our investment in research among short-, mid-, and long-term programs aimed at enhancing our current products and ensuring a future stream of innovative new products. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix. Products that we develop in the future may be regulated by the FDA as HCT/p’s, medical devices or biologics.

Our research activities are funded by current operations as well as research grants obtained through external organizations including the National Institutes of Health and the Department of Defense. Our research and development costs in 2004, 2003 and 2002 for all programs were approximately $7.9 million, $5.4 million and $5.0 million, respectively. Research grant revenues recognized during 2004, 2003 and 2002 were $2.4 million, $1.7 million and $1.5 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

At December 31, 2004, we had approximately $1.9 million of approved grant funding available to fund future research. We continue to seek additional grant funding for our research programs. Generally, we have the right to patent any technologies developed from government grants and contract funding, subject to the United States government’s right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

Our ability to compete effectively with other companies is dependent materially upon the proprietary nature of our technologies. We rely primarily on patents, trade secrets and confidentiality agreements to protect our technologies.

Three primary families of patents and patent applications protect our technology. One United States patent and one allowed, but not yet issued, United States patent application cover methods of producing our tissue-based products and products made by some of these methods. Nine additional United States patents and six pending United States patent applications supplement this patent and cover methods and apparatus for freeze-drying without the damaging effects of ice crystal formation. Six United States patents and one pending United States patent application cover methods of extending the shelf life of platelets, red blood cells and other blood cells.

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

The contents of United States patent applications are generally published eighteen months after the initial filing date. Once published or issued, a United States patent application or patent would constitute prior art from its filing date, which might predate the filing date of one of our patent applications. Conceivably, the publication or issuance of such a prior art patent application or patent, or the discovery of “prior art” of which we are currently unaware, could invalidate a patent of ours or our licensor or discourage commercialization of a product claimed within such patent.

No assurances may be given that our products or planned products may not be the subject of infringement actions by third parties. Any successful patent infringement claim relating to any products or planned products could have a material adverse effect on our financial condition and results of operations. Further, there can be no assurance that any patents or proprietary rights owned by or licensed to us will not be challenged, invalidated, circumvented or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application or failure to comply with the written description, best mode, enablement or other applicable requirements.

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

We have federal trademark or service mark registrations that we currently use for LifeCell, which concerns processing and preserving tissue samples; AlloDerm, which concerns our commercial acellular dermal graft product; AlloDerm GBR for use in periodontal applications; Micronized AlloDerm, the particulate form of AlloDerm; Cymetra, the brand name for Micronized AlloDerm; and Repliform, the version of AlloDerm for urology and gynecology. We have filed trademark registrations for ThromboSol, a formulation for extended storage of platelets. GraftJacket is a registered trademark of Wright Medical Group. AlloCraft DBM is a trademark of Stryker Corporation.

COMPETITION

The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. Our products compete with other allograft tissue products, autograft tissue, synthetic and animal based products.

We believe that for many current surgical applications, the principal form of competition for our products is autograft tissue. Autograft procedures involve a surgeon transplanting tissue from one part of a patient’s body to another part of their body.

Our Alloderm, Repliform and GraftJacket tissue products compete with synthetic products marketed by large medical device companies such as Johnson & Johnson, C.R. Bard, W.L. Gore & Associates, Mentor and Integra Life Sciences Holdings Corporation. They also compete with animal derived products marketed by companies such as Cook, Inc. and Tissue Science Laboratories, plc. Our AllocraftDBM product competes with other similar bone putty products produced by companies such as Regeneration Technologies, Inc., Osteotech, Inc., AlloSource, Wright Medical, Isotis Orthobiologics and the Musculoskeletal Transplant Foundation (“MTF”).

We believe that there are many companies, academic institutions, tissue banks, organ procurement organizations and tissue processors, including those identified above, that are capable of developing products which may be competitive with our current products. Additionally, many of these organizations are well-established and may have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do and accordingly may succeed in developing competing,products which may render our products or technology uncompetitive, uneconomical or obsolete.

EMPLOYEES

At December 31, 2004, we had 196 employees, of which 49 were employed in sales, marketing and customer service; 93 in production and quality assurance; 27 in research and development; and 27 in administration and accounting.

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

We have not obtained prior FDA clearance or approval for commercial distribution of any of our human tissue-based products, because we believe that these products qualify for regulation as HCT/P’s.

In 2003, we commenced commercial distribution of AlloCraft DBM without obtaining FDA clearance or approval based upon on our belief that AlloCraft DBM is eligible for regulation solely as an HCT/P. The FDA has notified us that they believe AlloCraftDBM does not meet the criteria for regulation as an HCT/P and it is most properly regulated as a medical device. We are considering whether to seek 510(k) clearance or PMA approval for AlloCraft DBM as a medical device or further appeal this decision within the agency. The FDA has not requested that we cease marketing AlloCraft DBM during the time that we are seeking clearance or approval or appealing FDA’s determination, but there is no guarantee that FDA will refrain from enforcement action. The FDA could require us to cease marketing and / or recall product already sold until the FDA clearance or approval is obtained. The FDA could also seek to impose enforcement sanctions against us for marketing this product without such FDA authorization.

We cannot assure you that our other tissue-based products that we are currently marketing, or that we may develop in the future will be regulated as HCT/P’s. The regulation of each of our products is decided by the FDA on a case-by-case basis and the agency’s position is subject to change. If the FDA chooses to regulate any of our current or future products as a medical device, a biologic or a drug, the process of obtaining FDA clearance or approval would be expensive, lengthy and unpredictable. We anticipate that it could take from one to three years or longer to obtain such clearance or approval. We do not know if such clearance or approval could be obtained in a timely fashion, or at all. Such clearance or approval process would almost certainly include a requirement to provide extensive supporting clinical testing data. In addition, the FDA requires that medical devices and biologics be produced in accordance with the Quality System Regulation for medical devices or Good Manufacturing Practice regulation for biologics. As a result, our manufacturing and compliance costs would increase and any such future device and biologic, or drug products would be subject to more comprehensive development, testing, monitoring and validation standards.

A few states such as Florida, California, New York and Maryland impose their own regulatory requirements on transplanted human tissue. We believe that we are in compliance with such regulations. There can be no assurance that the various states in which our products are sold will find that we are in compliance or will not impose additional regulatory requirements or marketing impediments on our products. Additionally, any disruption in our ability to market our current products would adversely affect our revenues and cash flows.

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

Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and other fines and penalties that would increase our expenses and adversely affect our cash flows. Tissue establishments must engage in:

•	donor screening and infectious disease testing;

•	Good Tissue Practice;

•	stringent record keeping; and

•	establishment registration and product listing.

As a result, our involvement in the processing and distribution of human tissue for transplantation requires us to ensure that proper donor screening and infectious disease testing are done appropriately and conducted under strict procedures. In addition, we must maintain records, which are available for FDA inspectors documenting that the procedures were followed. The FDA has authority to conduct inspections of tissue establishments and to detain, recall or destroy tissue if the procedures were not followed or appropriate documentation is not available.

Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. From time to time, the FDA may modify such requirements, imposing additional or different requirements, which may require us to alter our business methods.

The National Organ Transplant Act (“NOTA”) could be interpreted in a way that could reduce our revenues and income in the future.

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of NOTA, which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue, including skin. We reimburse tissue banks for expenses incurred that are associated with the recovery and transportation of donated cadaveric human skin that we process and distribute. In addition to amounts paid to tissue banks to reimburse them for their expenses associated with the procurement and transportation of human skin, we include in our pricing structure certain costs associated with:

•	tissue processing;

•	tissue preservation;

•	quality control and storage of the tissue; and

•	marketing and medical education expenses.

NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby negatively impacting our future revenues and profitability. If we are found to have violated NOTA’s prohibition on the sale of human tissue, we also are potentially subject to criminal enforcement sanctions which may adversely affect our operating results.

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

The non-profit organizations that supply such tissue are required to follow FDA regulations for screening donors for potential disease transmission. Such procedures include donor testing for certain viruses, including HIV. Our manufacturing process also has been demonstrated to inactivate concentrated suspensions of HIV. While we believe such procedures are adequate to reduce the threat of disease transmission, there can be no assurance that:

•	our products will not be associated with transmission of disease; or

•	a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in the disease transmission.

Any such transmission or alleged transmission could have a material adverse effect on our ability to market our products which may adversely affect our operating results and could result in litigation and potentially increased expenses.

We depend heavily upon a limited number of sources of human cadaveric tissue and any interruption in the availability of human tissue would interfere with our ability to process and market our products.

Our business is dependent on the availability of donated human cadaveric tissue. We currently receive human tissue from approximately 30 United States tissue banks and organ procurement organizations. Although we have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for our human tissue products in the foreseeable future, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our needs. If our current sources can no longer supply human cadaveric tissue or our requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources on a timely basis, or at all. Any significant interruption in the availability of human cadaveric tissue would likely cause us to slow down the processing and distribution of our human tissue products, which could adversely affect our ability to supply the needs of our customers and adversely affect our operating results and our relationships with our customers.

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

Much of our ability to increase revenues and to continue to generate net income and positive cash flows from operations will depend on:

•	expanding the use and market penetration of our current products; and

•	the successful introduction of our products in development.

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

We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products. Although we have conducted animal studies on many of our products under development that indicate that the product may be feasible for a particular application, results obtained from expanded studies may not be consistent with earlier trial results or be sufficient for us to obtain any required regulatory approvals or clearances. The completion of the development of any of our products under development remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

•	unanticipated technical or other problems;

•	manufacturing difficulties; and

•	the possibility of insufficient funds for the completion of such development.

If we are unable to increase market penetration of our current products or commercialize new products, our future revenues and profitability could be adversely affected.

Changes in third-party payer reimbursement practices regarding the procedures performed with our products could adversely affect the market acceptance of our products and our revenues.

Generally, hospitals, surgeons and other health care providers purchase products, such as the products being sold or developed by us, for use in providing care to their patients. These parties typically rely on third-party payers, including:

•	Medicare;

•	Medicaid;

•	private health insurance; and

•	managed care plans

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

Our independent sales and marketing agents and distributors generated 27% of our total product revenue in the year ended December 31, 2004. Boston Scientific Corporation, our exclusive worldwide sales and marketing agent for Repliform represented 12% of our total product revenues in 2004. Wright Medical, our exclusive distributor for GraftJacket represented 7% of our total product revenues in 2004. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2004.

If any of our independent sales and marketing agents or distributors fails to adequately market our products, our revenues could be adversely affected until a replacement agent or distributor could be retained by us. Finding replacement agents and distributors could be a time-consuming process during which our revenues could be negatively impacted.

We may need additional capital to develop and commercialize new products, and it is uncertain whether such capital will be available.

We intend to expend funds for our ongoing research and product development activities. We may need additional capital, depending on:

•	the number and types of research and product development programs undertaken; and

•	the progress of our research and product development efforts and the associated costs relating to obtaining regulatory approvals, if any, that may be needed to commercialize some of our products currently under development.

Although we believe that our current cash resources together with anticipated cash from ongoing operating activities, committed research grant funding and remaining availability under our credit facility will be sufficient to fund our planned operations, research and development programs and fixed asset additions in the foreseeable future, there can be no assurance that such sources will be sufficient to meet our long-term needs and as a result, we may need additional funding. We have no commitments for any future funding, and there can be no assurance that we will be able to obtain additional financing in the future from either debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. If adequate funds are not available, we expect that we will be required to delay, scale back or eliminate one or more of our product development programs. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

The Biomedical field is highly competitive and such competition could adversely affect our revenues and results of operations.

The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize effective products that meet medical needs.

Our Alloderm, Repliform and GraftJacket tissue products compete with synthetic products marketed by large medical device companies such as Johnson & Johnson, C.R. Bard, W.L. Gore & Associates, Mentor and Integra Life Sciences Holdings Corporation. They also compete with animal derived products marketed by companies such as Cook, Inc. and Tissue Science Laboratories, plc. Our AllocraftDBM product competes with other similar bone putty products produced by companies such as Regeneration Technologies, Inc., Osteotech, Inc., AlloSource, Wright Medical, Isotis Orthobiologics and the Musculoskeletal Transplant Foundation (“MTF”). We believe that there are many companies, academic institutions, tissue banks, organ procurement organizations and tissue processors, including those identified above, that are capable of developing products which may be competitive with our current products. Additionally, many of these organizations are well-established and may have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do and accordingly may succeed in developing competing products which may render our products or technology uncompetitive, uneconomical or obsolete.

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

Our ability to compete effectively with other companies is materially dependent upon the proprietary nature of our technologies. We rely primarily on patents and trade secrets to protect our technologies. Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by or licensed to us based on, among other things:

•	subsequently discovered prior art;

•	lack of entitlement to the priority of an earlier related application; or

•	failure to comply with the written description, best mode, enablement or other applicable requirements.

In general, the patent position of biotechnology and medical product firms is highly uncertain, still evolving and involves complex legal, scientific and factual questions. We are at risk that:

•	other patents may be granted with respect to the patent applications filed by us; and

•	any patents issued or licensed to us may not provide commercial benefit to us or will be infringed, invalidated or circumvented by others.

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

Our business exposes us to potential product liability risks inherent in the testing, manufacturing, marketing and use of medical products. Although we maintain product liability insurance, we cannot be certain that:

•	our insurance will provide adequate coverage against potential liabilities;

•	adequate product liability insurance will continue to be available in the future; or

•	our insurance can be maintained on acceptable terms.

The legal expenses associated with defending against product liability claims and the obligation to pay a product liability claim in excess of available insurance coverage would increase our operating expenses and could adversely affect our results of operations and cash flows.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. As of December 31, 2004, we had 29,126,000 shares of common stock outstanding. A significant portion of our outstanding shares are freely tradeable. In addition, stock options and warrants to purchase 5,264,000 shares of our common stock were outstanding at December 31, 2004, of which 3,847,000 were vested. The remainder represents stock options that will vest over the next four years. The weighted-average exercise prices of such stock options and warrants are substantially lower than the current market price of our common stock. We may also issue additional shares of stock in connection with our business and may grant additional stock options to our employees, officers, directors and consultants under our stock option plans or warrants to third parties. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this Annual Report on Form 10-K regarding our financial position, business strategy, products, products under development and clinical trials, targeted procedures and revenue per procedure, markets, budgets, plans or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” set forth above and “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SUPERVISION AND REGULATION — SECURITIES AND EXCHANGE COMMISSION
We maintain a website at http://www.lifecell.com. We make available free of charge on our website all electronic filings with the SEC (including proxy statements and reports on Forms 8-K, 10-K and 10-Q and any amendments to these reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We have also posted policies, codes and procedures that outline our corporate governance principles, including the charters of the board’s audit and nominating committees, and the Company’s Code of Ethics covering directors and all employees and the code of ethics for senior financial officers on the website. These materials also are available free of charge in print to shareholders who request them in writing. The information contained on our website does not constitute a part of this report.

Item 2.	Properties

We lease approximately 90,000 square feet of office, laboratory, production and warehouse space in one building in Branchburg, New Jersey under a lease agreement that expires in November 2010. The current monthly rental obligation under this lease is approximately $80,000. We believe that our current facility will be sufficient to meet our anticipated needs for the next several years.

Item 3.	Legal Proceedings

The previously reported complaint, filed in November 2003 in the Circuit Court of Fairfax, Virginia, captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. If the case is not re-filed within six months from the date of the Order of Non-Suit, then the case will be dismissed with prejudice and will be forever barred.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ National Market under the symbol “LIFC.” On March 4, 2005, the last reported sale price for our common stock on the NASDAQ National Market was $9.06 per share. The following table sets forth the high and low sales information for our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

	Price Range
2003	High	Low
First Quarter	$3.05	$2.00
Second Quarter	6.23	2.33
Third Quarter	7.40	3.50
Fourth Quarter	7.06	4.96

2004
First Quarter	$8.68	$5.70
Second Quarter	11.50	7.97
Third Quarter	11.34	7.18
Fourth Quarter	11.05	7.86

As of March 4, 2005, we estimate that there are in excess of 8,000 beneficial holders of our common stock.

Dividend Policy

We have not paid a cash dividend to holders of shares of common stock and do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future. Additionally, pursuant to the terms of our loan agreement with our bank, we are restricted from paying dividends on our common stock without the bank’s consent.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 2004, derived from the audited financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except for per share data)	2004	2003	2002	2001	2000

Operations Statement Data:
Revenues:
Product revenues	$58,751	$38,577	$32,935	$26,560	$21,330
Research grant revenues	2,376	1,672	1,493	1,209	1,442
Total revenues	61,127	40,249	34,428	27,769	22,772
Costs and expenses:
Costs of products sold	17,755	12,241	10,134	8,862	6,949
Research and development	7,860	5,396	5,015	4,351	4,523
General and administrative	8,214	5,594	4,590	4,098	6,180
Selling and marketing	20,311	14,940	13,288	11,978	11,779
Total costs and expenses	54,140	38,171	33,027	29,289	29,431
Income (loss) from operations	6,987	2,078	1,401	(1,520)	(6,659)
Interest and other income (expense), net	222	(28)	(129)	(550)	(479)
Income (loss) before income taxes	7,209	2,050	1,272	(2,070)	(7,138)
Income tax provision (benefit)	25	(16,622)	(157)	—	—
Net income (loss)	7,184	18,672	1,429	(2,070)	(7,138)
Preferred stock and deemed dividends	—	—	—	(1,591)	(593)
Net income (loss) to common shareholders	$7,184	$18,672	$1,429	$(3,661)	$(7,731)

Income (loss) per common share:
Basic	$0.26	$0.85	$0.07	$(0.20)	$(0.54)
Diluted	$0.22	$0.70	$0.06	$(0.20)	$(0.54)
Shares used in computing income (loss)
per share:
Basic	27,553	22,094	21,176	18,240	14,372
Diluted	31,974	26,632	24,696	18,240	14,372

	As of December 31,
	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash, cash equivalents and short-term
investments	$25,392	$11,785	$5,458	$4,900	$5,535
Working capital	38,911	23,283	11,466	8,851	5,330
Total assets	72,093	58,273	24,116	23,131	25,410
Notes payable and term debt	—	—	863	2,197	6,285
Common stock, subject to redemption	—	—	478	1,935	3,885
Accumulated deficit	(38,485)	(45,669)	(64,341)	(65,770)	(62,109)
Total stockholders' equity	63,448	52,379	17,719	14,833	8,904

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of operations and financial condition of LifeCell should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See “Business—Special Note Regarding Forward-Looking Statements” and “Business—Risk Factors.” In the following discussions, most percentages and dollar amounts have been rounded to aid the presentation. As a result, all such figures are approximations.

GENERAL AND BACKGROUND
We develop and market human-derived tissue based products for use in reconstructive, urogynecologic and orthopedic surgical procedures to repair soft tissue defects. Our patented technology produces a unique regenerative human tissue matrix -- a complex three-dimensional structure that contains vascular channels, proteins and growth factor binding sites -- that provides a complete template for the regeneration of normal human tissue. Our current products include: AlloDerm®, for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra®, a particulate form of AlloDerm suitable for injection; Repliform®, for urogynecologic surgical procedures; GraftJacket® and GraftJacket Xpress, for orthopedic applications and lower extremety wounds; and AlloCraft™DBM, for bone grafting procedures. We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization. Our strategic sales and marketing partners include: Boston Scientific for Repliform, Wright Medical Group, Inc. for GraftJacket, Stryker Corporation for AlloCraftDBM and BioHorizons for periodontal applications of AlloDerm. Our ongoing research and product development strategy is focused on extending the utilization of our regenerative tissue matrix into new markets and the application of our core technology to other tissues.

CRITICAL ACCOUNTING POLICIES / ESTIMATES
We have identified the policies below as critical to the understanding of our financial statements. The application of these polices requires management to make estimates and assumptions that affect the valuation of assets and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The impact and any associated risks related to these estimates on our business operations are discussed below.

Revenue Recognition. We recognize revenue for product sales when title to products and risk of loss are transferred to customers, which is generally when product is shipped to the customer. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and we have no further performance obligations. We utilize independent sales and marketing agents to supplement our direct sales organization. For products marketed through our independent sales and marketing agents, we recognize revenue when the products are delivered to the third-party customer, as this is when title and risk of loss to the product transfers. Amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue is recognized. Research grant revenues are recognized at the time qualified expenses are incurred, unless we have continuing performance obligations, in which case revenue is recognized upon the satisfaction of such obligations.

Accounts receivable. We maintain an allowance for estimated bad debt losses on our accounts receivable based upon our historical experience and any specific customer collection issues that we have identified. Since our accounts receivable are not concentrated within a relatively few number of customers, we believe that a significant change in the liquidity or financial position of any one customer would not have a material adverse impact on the collectability of our accounts receivable and therefore our future operating results. While bad debt losses depend to a large degree on future economic conditions affecting our customers, we do not anticipate significant bad debt losses in 2005.

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

We apply an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets of $18.3 million is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. At December 31, 2004, the valuation allowance of $606,000 primarily reflected uncertainties involving the realization of certain tax credits due to the potential impact of future stock option exercises and shorter-term expiration dates.

RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

Total revenues for the year ended December 31, 2004 increased 52% to $61.1 million compared to $40.2 million for the same period in 2003. The increase was primarily attributable to a 52% increase in product revenues to $58.7 million in the current period as compared to $38.6 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 64% to $46.0 million in the year ended December 31, 2004 compared to $28.1 million in 2003. The growth was primarily driven by increased demand for AlloDerm in complex hernia repair procedures, partially offset by a decrease in Cymetra revenues. AlloDerm revenues increased 79% to $42.5 million in the year ended December 31, 2004 compared to $23.7 million in 2003. Cymetra revenues were negatively impacted by competitive products in 2004 and we expect this trend to continue in 2005.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 22% to $6.8 million in the year ended December 31, 2004 compared to $8.7 million for the same period in 2003. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives and we anticipate this trend to continue in 2005.

Orthopedic product revenue grew to $5.9 million in 2004 from $1.7 million in 2003. This revenue growth resulted from increased demand for our Graft Jacket product, which was launched in the first quarter of 2003, and AlloCraft DBM, which was introduced on a limited basis in the fourth quarter of 2003. Graft Jacket and AlloCraft DBM revenues were $4.1 million and $1.8 million, respectively, in 2004 compared to $1.5 million and $215,000 in 2003.

Our independent sales and marketing agents and distributors generated 27% of our total product revenue in the year ended December 31, 2004 and 38% in 2003. Boston Scientific and Wright Medical represented 12% and 7%, respectively, of our total product revenues in 2004 compared to 23% and 4%, respectively, for the same period in 2003. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2004.

Total revenues were also favorably impacted by a 42% increase in research grant revenues, which totaled $2.4 million in 2004 compared to $1.7 million in 2003. This increase was primarily due to an increase in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of December 31, 2004, approximately $1.9 million of approved grant funding was available to fund future research and development expenses through 2005.

Cost of products sold for the year ended December 31, 2004 was $17.8 million, or 30% of product revenues, compared to cost of products sold of $12.2 million, or 32% of product revenue for the same period in 2003. In 2003, the cost of products sold included costs related to the launch of AlloCraft DBM which increased the cost of products sold as a percentage of product revenues.

Total research and development expenses increased 46% to $7.9 million in the year ended December 31, 2004 compared to $5.4 million for the same period in 2003. The increase was primarily attributable to increased research and development headcount, professional fees and expenses related to animal studies. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications as well as leveraging our core technology to other tissues.

General and administrative expenses increased 47% to $8.2 million in the year ended December 31, 2004 compared to $5.6 million for the same period in 2003. The increase was primarily attributable to an increase in regulatory and acconting professional fees, payroll and related expenses associated with increased headcount and annual merit increases and depreciation expense associated with a new fully integrated computer software system.

Selling and marketing expenses increased 36% to $20.3 million for the year ended December 31, 2004 compared to $14.9 million for the same period in 2003. The increase was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from increased revenues and the expansion of our direct sales force and (ii) an increase in marketing and medical education expenses for AlloDerm. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $4.0 million and $4.6 million, respectively, in 2004 and 2003. The decrease in agent fees resulted from a decline in revenue generated through our independent sales and marketing agents.

Interest and other income (expense), net increased $250,000 in 2004 compared to 2003. The net increase was primarily due to a $194,000 increase in interest income primarily resulting from a higher level of investments and a $39,000 decrease in interest expense resulting from the pay-off of outstanding debt in the third quarter of 2003.

The provision for income taxes was $25,000 in 2004 compared to a benefit of $16.6 million in 2003. Prior to the fourth quarter of 2003, no provision or benefit for income taxes was recorded because we were in a net deferred tax asset position and a full valuation allowance had been recorded. During the fourth quarter of 2003, we re-evaluated the amount of valuation allowance on our deferred tax assets and reduced the valuation allowance to reflect net deferred tax assets that we believed were more likely than not of being realized. The reduction in the valuation allowance resulted in the recognition of a non-cash income tax benefit of $16.6 million in the fourth quarter of 2003. During the fourth quarter of 2004, we further reduced the amount of the valuation allowance which resulted in the recognition of a non-cash income tax benefit of $2.9 million. The income tax provision for the year ended December 31, 2004 is net of the benefit recorded in the fourth quarter. The valuation allowance of $606,000 at December 31, 2004 applies to certain tax credits that, in the opinion of management are more likely than not to expire before we can use them.

Years Ended December 31, 2003 and 2002

Total revenues for the year ended December 31, 2003 increased 17% to $40.2 million compared to $34.4 million for the same period in 2002. The increase was primarily attributable to a 17% increase in product revenues to $38.6 million in the current period as compared to $32.9 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 24% to $28.1 million in the year ended December 31, 2003 compared to $22.7 million in 2002. The growth was driven by increased demand for AlloDerm, partially offset by a decrease in Cymetra revenues. AlloDerm revenues increased 38% to $23.7 million in the year ended December 31, 2003 compared to $17.2 million in 2002. Cymetra revenues have been negatively impacted by competitive products, and we expect this trend to continue in 2004.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 14% to $8.7 million in the year ended December 31, 2003 compared to $10.1 million for the same period in 2002. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives, and we anticipate this trend to continue in 2004.

Orthopedic product revenue grew to $1.7 million in 2003 from $173,000 in 2002. This revenue growth resulted primarily from the full market launch of our GraftJacket product in the first quarter of 2003. In the fourth quarter of 2003, we introduced AlloCraft DBM on a limited basis, and revenues from this product were not significant in 2003.

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

General and administrative expenses increased 22% to $5.6 million in the year ended December 31, 2003 compared to $4.6 million for the same period in 2002. The increase was primarily attributable to an increase in payroll and related expenses, professional fees and training and travel expenses associated with training and implementation costs associated with a new fully integrated computer software system.

Selling and marketing expenses increased 12% to $14.9 million for the year ended December 31, 2003 compared to $13.3 million for the same period in 2002. The increase in 2003 was primarily attributable to higher selling expense associated with the expansion of our direct sales force and an increase in marketing expenses relating to the launch of AlloDerm for new surgical indications. Our marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses include marketing agent fees of $4.6 million and $5.7 million, respectively, in 2003 and 2002. The decrease in agent fees resulted from the decrease in revenue generated through our independent sales and marketing agents.

Interest and other income (expense), net decreased $101,000 in the year ended December 31, 2003 compared to 2002. The net decrease was primarily due to a $124,000 decrease in interest expense resulting from a decrease in debt outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2004, we had cash and cash equivalents and short-term investments of $25.4 million and $1.7 million in long-term marketable securities compared to $11.8 million and $6.7 million, respectively, at December 31, 2003. Working capital increased to $39.0 million at December 31, 2004 from $23.2 million at December 31, 2003. The increase in working capital resulted primarily from increases in cash and cash equivalents, short-term investments and accounts receivable, partially offset by an increase in accounts payable and accrued liabilities.

Our operating activities generated net cash of $8.7 million for the year ended December 31, 2004 compared to $822,000 for the same period in 2003. The increase in 2004 was principally due to higher net income excluding the non-cash tax benefits, an increase in accounts payable and accrued liabilities, net of an increase in accounts receivable. The increase in accounts payable and accrued liabilities was primarily associated with higher accrued employee compensation and benefits. The increase in accounts receivable resulted from the significant increase in revenue in the fourth quarter of 2004 versus the fourth quarter of 2003.

Capital expenditures were $3.2 million in 2004 and consisted primarily of manufacturing equipment and computer hardware, software and related implementation costs. In 2003, capital expenditures totaled $2.5 million.

Our financing activities generated $3.0 million for the year ended December 31, 2004 compared to $14.6 million for the same period in 2003. In 2004, the cash generated from financing activities resulted from the exercise of common stock options and warrants, while in 2003 cash generated by financing activities resulted from the issuance of common stock, partially offset by the retirement of all outstanding debt. At December 31, 2004, we had no debt outstanding under our borrowing arrangements. In March 2004, the borrowing limit on our revolving line of credit was increased to $4 million and the expiration was extended through March 2005. We plan to maintain a revolving line of credit, however we do not have a commitment beyond the current expiration date. The credit facility is collateralized by our accounts receivable, inventory, intellectual property, intangible and fixed assets and contains certain financial covenants and a subjective acceleration clause. As of December 31, 2004, we were in compliance with the covenants of our credit facility.

The following table reflects a summary of our contractual cash obligations as of December 31, 2004:

	Payments Due by Period
	Total	Less than one year	1 to 3 years	4 to 5 years	After 5 years
Operating leases	$5,410	$891	$1,838	$1,838	$843
Total contractual cash obligations	$5,410	$891	$1,838	$1,838	$843

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

Inflation

We do not believe that inflation has had a material impact on our results of operations for the years ended December 31, 2004, 2003 and 2002.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freights, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We do not expect the adoption of this recently-issued accounting pronouncement to have a material impact on its financial position, cash flows, or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004, or “R”), Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. SFAS No. 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective beginning July 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of the following methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We have not determined the method in which we will adopt SFAS 123(R).

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall cash flows and financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

Note 2 “Stock-Based Compensation” of our financial statements illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation. These pro forma amounts may not be representative of the effects on reported net income for future years due to the uncertainty of stock option grant volume, potential changes in assumptions and other factors.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2004 or 2003.

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

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2004, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

PricewaterhouseCoopers LLP, the independent registered accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004, is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected , or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Background of Directors

The persons listed below served as directors of the Company during the year ended December 31, 2004.

Nominee	Age	Position with the Company	Director Since
Paul G. Thomas	49	Chairman of the Board, President and Chief Executive Officer	1998
Michael E. Cahr (1) (2) (3)	64	Director	1991
David Fitzgerald (1) (2) (3)	71	Director	2001
James G. Foster (1) (2) (3)	58	Director	1995
Martin P. Sutter	49	Director	2003

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Compensation and Stock Option Committee of the Board of Directors.

(3)	Member of the Nominating Committee of the Board of Directors.

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors.

Paul G. Thomas. Mr. Thomas has served as Director, President and Chief Executive Officer of LifeCell since October 1998. Mr. Thomas was elected Chairman of the Board in June 1999. Prior to joining LifeCell, Mr. Thomas was President of the Pharmaceutical Products Division of Ohmeda Inc., a world leader in inhalation anesthetics and acute care pharmaceuticals. Mr. Thomas was responsible for the overall operations of Ohmeda’s Pharmaceutical Division, which had worldwide sales of approximately $200 million in 1997. Mr. Thomas received his M.B.A. degree with an emphasis in Marketing and Finance from Columbia University Graduate School of Business and completed his postgraduate studies in Chemistry at the University of Georgia Graduate School of Arts and Science. He received his B.S. degree in Chemistry from St. Michael’s College in Vermont, where he graduated Cum Laude.

Michael E. Cahr.  Mr. Cahr has been a director of LifeCell since July 1991. Mr. Cahr is currently President of Saxony Consultants, an Illinois-based company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 through March 2002, Mr. Cahr was President and Chief Executive Officer of IKADEGA, Inc., a Northbrook, Illinois server technology company developing products and services for the health care, data storage and hospitality fields. He also served as Chairman of Allscripts, Inc., a leading developer of hand-held device technology that provides physicians with real-time access to health, drug and other critical information, from September 1997 through March 1999, and President, Chief Executive Officer and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology and biotech from 1987 to June 1994. Mr. Cahr serves as a director of Pacific Health Laboratories, a publicly traded nutritional products firm that develops and commercializes functionally unique nutritional products and a director of Mpower Communications Corporation, a publicly traded AMEX company specializing in providing data and voice services to businesses. Mr. Cahr received his undergraduate degree in Economics from Colgate University and his M.B.A. degree from Fairleigh Dickinson University. Mr. Cahr serves as Chairman of the Company’s audit committee and compensation committee.

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

James G. Foster. Mr. Foster has been a director of LifeCell since March 1995. Mr. Foster was employed by Medtronic, Inc., a medical technology company, from 1971 to 2001. From December 1994 through his retirement in June 2001 he was Vice President and General Manager of Medtronic Heart Valves. From February 1984 to December 1994, Mr. Foster held various officer positions with Medtronic including Vice President of Cardiac Surgery Sales & Strategic Planning in 1994, Vice President and General Manager of Medtronic Neurological Implantables from 1992 through 1994, Vice President and General Manager of Medtronic Interventional Vascular from 1990 through 1992, and Vice President and General Manager of Medtronic Blood Systems from 1983 through 1989. Mr. Foster received his undergraduate degree in English from St. Josephs University in Philadelphia and a Masters degree in Management from the Sloan School at M.I.T. Currently, Mr. Foster serves as a director of Arthrocare Corp., a publicly traded Nasdaq company specializing in soft tissue surgical technology and as the lead director of Neothermia, a privately held company specializing in breast and other biopsy technology.

Martin P. Sutter. Mr. Sutter has been a director of LifeCell since December 2003. Mr. Sutter is a managing director at Essex Woodlands Health Ventures, one of the oldest and largest venture capital organizations focused exclusively on health care. Essex Woodlands Health Ventures currently holds approximately four percent of our outstanding common stock. Mr. Sutter began his career in management consulting with Peat Marwick, Mitchell & Co. in 1977 and shortly thereafter moved to Mitchell Energy & Development Corporation where he held various positions in operations, engineering and marketing. He founded the Woodlands Venture Capital Company in 1984 and Woodlands Venture Partners, an independent venture capital partnership, in 1988. He currently serves on the Board of Directors of Confluent Surgical, Inc., a privately held company specializing in surgical sealants and adhesion barriers; EluSys Therapeutics, Inc, a privately held company specializing in developing products for patients with end-stage congestive heart failure; Rinat Neuroscience Corporation, a privately held company specializing in developing therapeutic antibodies; and Sontra Medical Corporation, a publicly traded Nasdaq company specializing in non-invasive ultrasound-mediated skin permeation technology.

Committees of the Board of Directors

Composition of the Board of Directors. Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. The Board of Directors has determined that the members of the Audit Committee and the Nominating Committee satisfy all such definitions of independence and that a majority of our directors satisfy the Nasdaq definition of independence.

Audit Committee. During 2004, the Audit Committee comprised Mr. Cahr, Mr. Fitzgerald and Mr. Foster. The Audit Committee is empowered by the Board of Directors to, among other functions, serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of our independent registered public accounting firm; assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm; and for the resolution of disputes between the independent registered public accounting firm and our management regarding financial reporting issues; and provide an open avenue of communication among the independent registered public accounting firm, financial and senior management, and our Board of Directors.

Audit Committee Financial Expert. The Board of Directors has determined that Michael E. Cahr is an “audit committee financial expert,” as such term is defined by the SEC. As noted above, Mr. Cahr, as well as the other members of the Audit Committee, has been determined to be “independent” within the meaning of SEC and Nasdaq regulations.

Independence of Audit Committee Members. Our common stock is listed on the Nasdaq National Market, and we are governed by the listing standards applicable thereto. All members of the Audit Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under the SEC’s Rule 10A-3.

Nominating Committee. The Board of Directors has established a Nominating Committee consisting of Mr. Cahr, Mr. Fitzgerald and Mr. Foster. The Nominating Committee is empowered by the Board of Directors to, among other functions, recommend to the Board of Directors qualified individuals to serve on our Board of Directors and to identify the manner in which the Nominating Committee evaluates nominees recommended for the Board.

Compensation Committee. During 2004, the Compensation Committee comprised Mr. Cahr, Mr. Fitzgerald and Mr. Foster. The Compensation Committee reviews, approves and makes recommendations to the Board of Directors on matters regarding the compensation of our senior executive officers.

Stock Option Committee. During 2004, the Stock Option Committee comprised Mr. Cahr, Mr. Fitzgerald and Mr. Foster. The Stock Option Committee administers our stock option plans.

Background of Executive Officers

The following sets forth certain information regarding the Company’s executive officers.

Name	Offices Held	Date of First Election	Age
Paul G. Thomas	Chairman of the Board, President and Chief Executive Officer	October 1998	49
William E. Barnhart	Senior Vice President, Quality and Regulatory Affairs	August 1999	62
Steven T. Sobieski	Vice President, Finance and Administration & Chief Financial Officer	June 2000	48
Lisa N. Colleran	Senior Vice President, Commercial Operations	December 2002	47
Young C. McGuinn	Vice President, Manufacturing Operations	July 2004	45
All executive officers serve at the discretion of the Board of Directors.

Paul G. Thomas. For further background information regarding Mr. Thomas, see “Background of Directors.”

William E. Barnhart joined LifeCell in August 1999 as Sr. Vice President, Operations, and was named Senior Vice President, Quality and Regulatory Affairs in July 2004. He has over 25 years of management experience in a variety of roles in drug and device manufacturing and quality assurance. From March 1997 to September 1999, Mr. Barnhart was Sr. Vice President, Quality Assurance for Centeon, LLC, a multinational provider of pharmaceuticals and plasma derived biologics. From 1993 to 1997, Mr. Barnhart was Vice President, Quality Assurance for Ohmeda, Inc. Prior to joining Ohmeda, Mr. Barnhart was Vice President of Operations, Allergan U.S. Operations. In this capacity, he was responsible for general management for five operations manufacturing prescription ophthalmics, biologics and medical devices. Mr. Barnhart graduated from Miami University with a B.S. degree and a M.S. degree in chemistry.

Steven T. Sobieski joined LifeCell in June 2000 as Vice President, Finance and Chief Financial Officer. He has over 20 years of financial management experience in a variety of roles in public accounting and the medical technology field. Prior to joining LifeCell, Mr. Sobieski was Vice President Finance at Osteotech, Inc, a publicly traded Nasdaq company focused on developing and marketing human tissue-based products for orthopedic applications, where he served in various positions from 1991 to 2000. From 1981 through 1991, he served in various positions of increasing responsibility with Coopers & Lybrand. Mr. Sobieski received his B.S. degree in Business Administration from Monmouth University and his M.B.A. degree with a concentration in accounting from Rutgers University. He is a Certified Public Accountant.

Lisa N. Colleran joined LifeCell in December 2002 as Vice President, Marketing and Business Development, and was named Senior Vice President, Commercial Operations in July 2004. She has over 20 years of marketing experience. Prior to joining LifeCell, Ms. Colleran served as Vice President/General Manager - Renal Pharmaceuticals for Baxter Healthcare Corporation, a worldwide manufacturer and distributor of diversified products, systems and services used primarily in the health care field, from 1997 until December 2002, and served in various other sales and marketing positions at Baxter from 1983 through 1997. Ms. Colleran received her B.S. degree from Molloy College and her M.B.A. degree from Loyola University of Chicago.

Young C. McGuinn  joined LifeCell in July 2004 as Vice President, Manufacturing Operations. She has over fifteen years of healthcare-related experience. Prior to joining LifeCell, Ms. McGuinn served from 1998 to 2004 as Executive Director, Global Planning at Merck Manufacturing Division, and served in various other supply-chain management and engineering roles at Merck and Company from 1989 through 1998. Ms. McGuinn received her Bachelor of Science degree from Manhattan College, and her Master of Science degree from the University of Delaware.

Compliance with Section 16 of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)") requires that our officers, directors and persons who own more than 10% of a registered class of our equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports that they file.

Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year and written representations from reporting persons that no report on Form 5 was required, we believe that no person who, at any time during 2004, was subject to the reporting requirements of Section 16(a) with respect to us failed to meet such requirements on a timely basis.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Ethics for Senior Financial Officers has been filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003 and is available on our website.

Item 11.	Executive Compensation

The following table provides certain compensation information concerning our Chief Executive Officer and our next four most highly compensated executive officers for the fiscal year ended December 31, 2004.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position at December 31, 2004	Year	Salary		Bonus		Securities Underlying Options	(1)	All Other Compensation	(2)
Paul G. Thomas	2004	$370,000		$250,000		—		$900
Chairman of the Board, President	2003	$330,000		$179,520		100,000		$900
& Chief Executive Officer	2002	$303,200		$160,696		200,000		$750

William E. Barnhart	2004	$188,800		$73,151		—		$900
Senior Vice President,	2003	$196,900		$67,104		34,080		$900
Quality & Regulatory Affairs	2002	$188,400		$59,911		75,000		$750

Steven T. Sobieski	2004	$222,000		$86,014		—		$1,200
Vice President, Finance and	2003	$202,000		$70,902		35,100		$1,200
Administration & Chief Financial	2002	$193,300		$59,150		75,000		$1,050
Officer

Lisa N. Colleran	2004	$232,400		$89,318		—		$1,200
Senior Vice President,	2003	$215,000		$81,724		50,000		$42,765	(3)
Commercial Operations	2002	$5,788	(4)	$40,000	(5)	100,000		—

Young C. McGuinn	2004	$95,577	(6)	$34,526		100,000		$1,025
Vice President,	2003	—		—		—		—
Manufacturing Operations	2002	—		—		—		—

(1)	Represents shares issuable pursuant to stock options granted under our stock option plans. These options vest 25% per year commencing on the first anniversary of the date of grant.

(2)	Represents contributions made by us pursuant to our 401(k) Plan and/or stock purchase plan unless otherwise noted.

(3)	Includes $41,565 of relocation related costs paid by the Company.

(4)	Employment commenced December 2002. Annual salary was $215,000.

(5)	Represents hiring bonus.

(6)	Employment comenced July 2004. Annual salary was $210,000.

Option Grants in 2004

The following table provides certain information with respect to options granted to our Chief Executive Officer and to each of the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2004:

Option Grants in Last Fiscal Year

	Number of Securities Underlying		Percent of Total Options Granted to	Exercise	Market Price		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Options Granted	(2)	Employees in Fiscal Year	Price per Share	on Date of Grant ($)	Expiration Date	5%	10%
Young C. McGuinn	100,000		20.7%	$9.03	$9.03	07/18/14	$567,892	$1,439,149

(1)
The Securities and Exchange Commission (the “SEC”) requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of our future common stock prices. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such ten-year term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

(2)	These options vest 25% per year commencing on the first anniversary of the date of grant.

Option Exercises and Holdings

The following table provides information concerning options exercised during 2004 and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2004.

Option Values at December 31, 2004

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at December 31, 2004 (# of shares)		Value of In-the-Money Options at December 31, 2004 ($) (1)
Name	on Exercise (# shares)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul G. Thomas	40,000	$317,732	785,000	215,000	$5,324,490	$1,437,650
William E. Barnhart	187,500	$1,082,117	46,020	75,560	$332,712	$506,522
Steven T. Sobieski	—	—	221,275	78,825	$1,360,416	$530,209
Lisa N. Colleran	—	—	62,500	87,500	$435,875	$559,625
Young C. McGuinn	—	—	—	100,000	$—	$119,000

(1)	Based on $10.22 per share, the closing price of the common stock, as reported by the Nasdaq National Market, on December 31, 2004.

Compensation of Directors

During 2004, non-employee directors were paid $1,500 per month regardless of the number of Board meetings attended. Non-employee directors who serve on the Compensation Committee were also paid $2,000 per year regardless of the number of committee meetings attended. Non-employee directors who serve on the Audit Committee were paid $4,000 per year regardless of the number of committee meetings attended. Our directors who are employees of LifeCell receive no director fees. Directors are reimbursed for their expenses for attendance at such meetings.

Newly elected non-employee directors receive an option to purchase 25,000 shares of common stock at an exercise price equal to the fair market value of a share of common stock on such election date, and each of our non-employee directors receives an annual option grant to purchase 10,000 shares of common stock on the date of our Annual Meeting of Stockholders. Options granted under our Director Stock Option Plans generally vest one year after the date of grant and expire ten years after the date of grant.

Pursuant to our 1993 Director Stock Option Plan, on July 15, 2004, Mr. Cahr, Mr. Foster, Mr. Fitzgerald and Mr. Sutter were each granted options to purchase 10,000 shares of common stock at an exercise price of $10.19 per share.

Change in Control and Severance Agreements

We have entered into severance and change in control agreements with our executive officers to ensure that we will have their continued dedication as executives notwithstanding the possibility, threat or occurrence of a defined “change in control.” Following are details of the agreements.

Paul G. Thomas

In December 2002, we entered into a change in control agreement with Mr. Thomas. Under the agreement, if within 12 months of a change in control there occurs a "trigger event," Mr. Thomas will be entitled to receive all then accrued compensation and fringe benefits, continuation of health and medical benefits and life insurance for a period of 12 months and a cash payment equal to 2.9 times his current base salary and performance bonus paid in the preceding year. Additionally, all stock options or other unvested benefits under any compensation or employee benefit plan shall immediately become vested and exercisable. A "trigger event" is defined to include termination of employment by us other than for "cause."

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

William E. Barnhart

In December 2002, we entered into a change in control agreement with Mr. Barnhart. Under the agreement, if within 12 months of a change in control there occurs a "trigger event," Mr. Barnhart will be entitled to receive all then accrued compensation and fringe benefits, continuation of health and medical benefits and life insurance for a period of 12 months and a cash payment equal to two times his current base salary and performance bonus paid in the preceding year. Additionally, all stock options or other unvested benefits under any compensation or employee benefit plan shall immediately become vested and exercisable. A "trigger event" is defined to include termination of employment by us other than for "cause."

Steven T. Sobieski

In December 2002, we entered into a change in control agreement with Mr. Sobieski. Under the agreement, if within 12 months of a change in control there occurs a "trigger event," Mr. Sobieski will be entitled to receive all then accrued compensation and fringe benefits, continuation of health and medical benefits and life insurance for a period of 12 months and a cash payment equal to two times his current base salary and performance bonus paid in the preceding year. Additionally, all stock options or other unvested benefits under any compensation or employee benefit plan shall immediately become vested and exercisable. A "trigger event" is defined to include termination of employment by us other than for "cause."

Additionally, we have entered into a severance arrangement with Mr. Sobieski. Pursuant to such arrangement, Mr. Sobieski is entitled to receive 12 months severance pay based on his salary immediately prior to termination, health and medical benefits and life insurance coverage if he is terminated by us without cause.

Lisa N. Colleran

In November 2002, we entered into compensation arrangements with Ms. Colleran upon commencement of her employment. Pursuant to such arrangements, Ms. Colleran is entitled to receive 12 months of salary, based on her salary immediately prior to termination, and fringe benefits continuation and outplacement services if she is terminated by us without cause, or she experiences a material reduction in responsibilities or compensation following a change in control. Additionally, following a change in control, as described in Section 17 of our 1992 Stock Option Plan, all of her remaining unvested stock options shall vest immediately.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 4, 2005 with respect to (i) persons known to us to be beneficial holders of five percent or more of either the outstanding shares of common stock or the outstanding shares of Series B preferred stock, (ii) our executive officers and directors and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each such person is c/o LifeCell Corporation, One Millennium Way, Branchburg, New Jersey 08876.

	Amount and Nature of Beneficial Ownership(1)
	Common Stock
Beneficial Owner	Shares	%
Arbor Capital Management (2)	2,565,200	8.77%
One Financial Plaza
120 S. 6th Street, Suite 1000
Minneapolis, Minnesota 55402
Samuel D. Isaly (3)	1,981,500	6.49%
OrbiMed Capital LLC
OrbiMed Advisors Inc.
OrbiMed Advisors LLC
c/o OrbiMed Advisors LLC
767 Third Avenue
New York, New York 10017
Paul G. Thomas (4)	746,780	2.49%
Chairman of the Board, President & Chief Executive Officer
Michael E. Cahr (5)	159,856	*
Director
David Fitzgerald (6)	45,000	*
Director
James G. Foster (7)	65,000	*
Director
Martin P. Sutter (8)	77,130	*
Director
William E. Barnhart	2,939	*
Senior Vice President Quality and Regulatory Affairs
Steven T. Sobieski (9)	226,044	*
Vice President Finance & Chief Financial Officer
Lisa N. Colleran (10)	63,050	*
Senior Vice President Commercial Operations
Young C. McGuinn	76	*
Vice President Manufacturing Operations
All executive officers and directors as a group (11)	1,385,875	4.55%

Notes to Security Ownership table

*	Less than 1%.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of February 28, 2005 have been exercised or converted. Options and warrants that are not exercisable within 60 days of February 28, 2005 have been excluded. Unless otherwise noted, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Represents 2,565,200 shares of Common Stock. Information with respect to the ownership of such stockholders was obtained from a Schedule 13D filed on December 31, 2004 and our stock records.

(3)
These shares of Common Stock are owned as follows: 460,000 shares of Common Stock and 902,043 shares of Common Stock issuable upon exercise of a warrant are owned by Caduceus Private Investments, LP, 9,000 shares of Common Stock and 18,776 shares of Common Stock issuable upon exercise of a warrant are owned by OrbiMed Associates, LLC and 200,000 shares of Common Stock and 391,681 shares of Common Stock issuable upon exercise of a warrant are owned by PW Juniper Crossover Fund, L.L.C. Samuel D. Islay, OrbiMed Advisors LLC, OrbiMed Advisors Inc. and OrbiMed Capital LLC are deemed to beneficially own these shares by virtue of their mutual affiliation to the above indicated entities. Information with respect to the ownership of such stockholders was obtained from a Schedule 13D filed on December 31, 2004 and our stock records.

(4)	Includes 745,000 shares underlying stock options

(5)	Includes 50,000 shares underlying stock options

(6)	Represents 45,000 shares underlying stock options.

(7)	Represents 65,000 shares underlying stock options.

(8)
Includes 39,630 shares of Common Stock and 37,500 shares underlying stock options but excludes 1,300,000 shares of Common Stock owned by Essex Woodlands Health Ventures V LP. Mr. Sutter is a managing director of the general partner of the Essex Woodlands Health Ventures Fund V LP, however he disclaims beneficial ownership of the shares owned by the partnership. Ownership information was obtained from our stock records and a Form 4 filed on May 28, 2004.

(9)	Includes 221,275 shares underlying stock options.

(10)	Includes 62,500 shares underlying stock options.

(11)	See notes (4) through (10).

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended and Restated 1992 Stock Option Plan, 1993 Directors Stock Option Plan, 2000 Stock Option Plan and 2003 Directors Stock Option Plan as of December 31, 2004. These plans were our only equity compensation plans in existence as of December 31, 2004.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity Compensation Plans
Approved by Shareholders	3,733,202		$4.58	1,818,739

Equity Compensation Plans
Not Approved by Shareholders	1,531,250	(1)	$2.35	0
TOTAL	5,264,452		$3.93	1,818,739

(1)	See “Note 9-Capital Stock, Options and Warrants” included in the financial statements for the year ended December 31, 2004. Included in commencing on page F-1 in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

We have entered into change in control and severance agreements with our executive officers. See “Item 11. Executive Compensation - Change in Control and Severance Agreements.”

Any transactions involving related parties in the future will be reviewed and approved by our Audit Committee of the Board of Directors.

Item 14.	Principal Accounting Fees and Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit fees billed or expected to be billed to us by PwC for the audit of the financial statements included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2004 and 2003 totaled approximately $310,000 and $162,000, respectively.

Audit-Related Fees. We were billed $19,000 and $28,000 by PwC for the fiscal years ended December 31, 2004 and 2003, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption Audit Fees above.

Tax Fees. We were billed an aggregate of $50,000 and $1,000 by PwC for the fiscal years ended December 31, 2004 and 2003, respectively, for tax services, principally advice regarding the preparation of income tax returns.

All Other Fees. We did not incur any fees for the fiscal years ended December 31, 2004 and 2003 for permitted non-audit services.

Other Matters. The Audit Committee has considered whether the provision of the Audit-Related Fees and Tax Fees are compatible with maintaining the independence of our principal accountant.

Applicable law and regulations provide an exemption that permits certain services to be provided by our independent registered public accounting firm even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

( A ) DOCUMENTS INCLUDED IN THIS REPORT:

Financial Statement Schedules

All other schedules are omitted because they are not applicable, not required, or because the required information is contained in the Company’s financial statements and the notes thereto.

( B ) EXHIBITS:

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibits designated by the symbol † are management contracts or compensatory plans or arrangements that are required to be filed with this report pursuant to this Item 15.

LifeCell undertakes to furnish to any stockholder so requesting a copy of any of the following exhibits upon payment to us of the reasonable costs incurred by us in furnishing any such exhibit.

3.	1
Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission ("the Commission") on August 10, 1998).

3.	2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed with the Commission on August 14, 1996).

10.	1†
LifeCell Corporation Amended and Restated 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 10, 1998).

10.	2†
LifeCell Corporation Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.	3	LifeCell Corporation 2003 Non-Employee Director Stock Option Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2003).

10.	4
Securities Purchase Agreement dated November 18, 1996, between LifeCell Corporation and the Investors named therein (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.	5
Second Amended and Restated Voting Agreement dated as of April 13, 2000 among the Company and the Series B Preferred Shareholders (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2000).

10.	6
Waiver Agreement dated as of March 11, 2002 among the Company and certain holders of the Series B preferred stock (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.	7
Registration Rights Agreement dated November 18, 1996, between LifeCell Corporation and certain stockholders named therein (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.	8†
Agreement dated October 5, 1998 between LifeCell Corporation and Paul G. Thomas (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998).

10.	9†
Letter agreement dated September 8, 1998 between LifeCell Corporation and Paul G. Thomas, as amended by letter agreements dated September 9, 1998 and September 29, 1998 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998).

10.	10
Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation dated June 17, 1999 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 1999).

10.	11
Amendment dated September 21, 1999 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.	12
Amendment dated April 7, 2000 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.	13	LifeCell Corporation Year 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2000).

10.	14
Form of Purchase Agreement dated September 1, 2000 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2000).

10.	15†	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.	16
Stock Purchase Warrant dated October 31, 2000, issued to Prudential Securities Incorporated (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.	17
Stock Purchase Warrant dated October 31, 2000, issued to Gruntal & Co., L.L.C. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.	18
Form of Purchase Agreement dated June 29, 2001 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 10.29 of the Company’s Form 8-K filed with the Commission on July 11, 2001).

10.	19
Form of Warrants dated July 10, 2001 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 10.31 of the Company’s Form 8-K filed with the Commission on July 11, 2001).

10.	20
Form of Purchase Agreement dated August 11, 2003 between LifeCell Corporation and Certain Investors (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed with the Commission on August 13, 2003).

10.	21
Loan and Security Agreement dated January 15, 2003 between LifeCell Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.32 of the Company’s Form 8-K filed with the Commission on February 14, 2003).

10.	22
Revolving Promissory Note in the principal amount of $2,000,000 between LifeCell Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.33 of the Company’s Form 8-K filed with the Commission on February 14, 2003).

10.	23
Modification Agreement dated March 31, 2004 to Loan and Security Agreement dated January 15, 2003 between LifeCell Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 27, 2004).

10.	24
Amended and Restated Revolving Promissory Note dated March 31, 2004 in the principal amount of 4,000,000 between LifeCell Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 27, 2004).

14.	1	LifeCell Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed with the Commission on March 15, 2004.

23.	1*	Consent of PricewaterhouseCoopers LLP

31.	1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2*	Certification of the Registrant’s Chief Financial Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, and Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECELL CORPORATION
(Registrant)

By:	/s/ Paul G. Thomas
Paul G. Thomas
President, Chief Executive Officer and
Chairman of the Board of Directors

Dated: March 10, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul G. Thomas	President, Chief Executive	March 10, 2005
Paul G. Thomas	Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Steven T. Sobieski	Vice President and Chief Financial	March 10, 2005
Steven T. Sobieski	Officer (Principal Financial Officer)

/s/ Bradly C. Tyler	Controller	March 10, 2005
Bradly C. Tyler	(Principal Accounting Officer)

/s/ Michael E. Cahr	Director	March 10, 2005
Michael E. Cahr

/s/ James G. Foster	Director	March 10, 2005
James G. Foster

/s/ David Fitzgerald	Director	March 10, 2005
David Fitzgerald

/s/ Martin P. Sutter	Director	March 10, 2005
Martin P. Sutter

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LifeCell Corporation:

We have completed an integrated audit of LifeCell Corporation’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of LifeCell Corporation at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Florham Park, NJ

March 10, 2005

LifeCell Corporation Balance Sheets

	December 31,
(dollars in thousands)	2004	2003
Assets
Current assets
Cash and cash equivalents	$10,084	$7,387
Short-term investments	15,308	4,398
Receivables, less allowance of $114 in 2004 and $54 in 2003	9,240	5,876
Inventories	8,895	8,830
Prepayments and other	312	317
Deferred tax assets	3,501	2,067
Total current assets	47,340	28,875

Investments in marketable securities	1,694	6,735
Fixed assets, net	8,332	7,508
Deferred tax assets	14,201	14,589
Other assets, net	526	566
Total assets	$72,093	$58,273

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,727	$1,260
Accrued liabilities	6,702	4,332
Total current liabilities	8,429	5,592

Deferred revenue	—	130
Other liabilities	216	172

Commitments and contingencies

Stockholders' equity
Series B preferred stock, $.001 par value, 182,205 shares authorized,
0 and 68,000 shares issued and outstanding in 2004 and 2003	—	—
Undesignated preferred stock, $.001 par value 1,817,795
shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 48,000,000 shares authorized;
29,126,000 and 25,592,000 shares issued and outstanding in 2004 and 2003	29	26
Common stock warrants, 1,519,000 and 2,000,000 outstanding in 2004 and 2003	2,590	3,412
Additional paid-in capital	99,310	94,610
Accumulated other comprehensive income	4	—
Accumulated deficit	(38,485)	(45,669)
Total stockholders' equity	63,448	52,379
Total liabilities and stockholders' equity	$72,093	$58,273

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Operations

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002
Revenues:
Product revenues	$58,751	$38,577	$32,935
Research grant revenues	2,376	1,672	1,493
Total revenues	61,127	40,249	34,428

Costs and expenses:
Cost of products sold	17,755	12,241	10,134
Research and development	7,860	5,396	5,015
General and administrative	8,214	5,594	4,590
Selling and marketing	20,311	14,940	13,288
Total costs and expenses	54,140	38,171	33,027

Income from operations	6,987	2,078	1,401
Interest and other income (expense), net	222	(28)	(129)

Income before income taxes	7,209	2,050	1,272
Income tax provision (benefit)	25	(16,622)	(157)

Net income	$7,184	$18,672	$1,429

Net income per common share:
Basic	$0.26	$0.85	$0.07
Diluted	$0.22	$0.70	$0.06

Shares used in computing net income
per common share:
Basic	27,553,000	22,094,000	21,176,000
Diluted	31,974,000	26,632,000	24,696,000

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Common Stock Warrants		Additional Paid-in	Accumulated Comprehensive	Accumulated	Total Stockholders’
(dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2001	102	$—	19,852	$20	2,284	$4,002	$76,581	$—	$(65,770)	14,833

Conversion of Series B preferred stock	(28)	—	994	1	—	—	(1)	—	—	—
Reclassification of common stock,
subject to redemption	—	—	347	—	—	—	1,457	—	—	1,457
Net income	—	—	—	—	—	—	—	—	1,429	1,429
Balance at December 31, 2002	74	—	21,193	21	2,284	4,002	78,037	—	(64,341)	17,719

Stock options exercised	—	—	129	—	—	—	462	—	—	462
Warrants exercised	—	—	224	—	(284)	(590)	982	—	—	392
Conversion of Series B preferred stock	(6)	—	242	—	—	—	—	—	—	—
Common stock issued for cash	—	—	3,690	5	—	—	14,651	—	—	14,656
Reclassification of common stock,
subject to redemption	—	—	114	—	—	—	478	—	—	478
Net income	—	—	—	—	—	—	—	—	18,672	18,672
Balance at December 31, 2003	68	—	25,592	26	2,000	3,412	94,610	—	(45,669)	52,379

Comprehensive income:
Net Income	—	—	—	—	—	—	—	—	7,184	7,184
Unrealized securities gains	—	—	—	—	—	—	—	4	—	4
Comprehensive income										7,188
Stock options exercised	—	—	609	1	—	—	2,011	—	—	2,012
Warrants exercised	—	—	475	—	(481)	(822)	1,818	—	—	996
Conversion of Series B preferred stock	(68)	—	2,450	2	—	—	(2)	—	—	—
Income tax benefit from stock option
exercises	—	—	—	—	—	—	873	—	—	873

Balance at December 31, 2004	—	$—	29,126	$29	1,519	$2,590	$99,310	$4	$(38,485)	$63,448

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Cash Flows

	For the Year Ended December 31,
(dollars in thousands)	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$7,184	$18,672	$1,429
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,357	2,010	2,296
Deferred taxes	(144)	(16,656)	—
Provision for bad debt	69	61	(56)
Inventory net realizable value provision	(173)	266	278
Deferred revenues	(130)	(221)	(221)
Deferred rent expense	44	78	24
Loss on disposal of fixed assets	8	25	—
Changes in operating assets and liabilities:
Receivables	(3,433)	(1,605)	(477)
Inventories	108	(2,729)	(1,954)
Prepayments and other	8	(60)	62
Accounts payable and accrued liabilities	2,837	981	1,087
Net cash provided by operating activities	8,735	822	2,468
Cash Flows from Investing Activities:
Proceeds from maturities and sale of investments	6,194	—	—
Purchase of investments	(12,088)	(10,877)	(6)
Capital expenditures	(3,151)	(2,507)	(576)
Proceeds from sale of equipment	—	100	—
Net cash used in investing activities	(9,045)	(13,284)	(582)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	15,682	—
Proceeds from issuance of long-term debt	—	1,451	—
Proceeds from exercise of common stock options and warrants	3,007	856	—
Principal payments on long-term debt	—	(2,314)	(1,334)
Offering fees	—	(1,028)	—
Net cash provided by (used in) financing activities	3,007	14,647	(1,334)
Net increase in cash and cash equivalents	2,697	2,185	552
Cash and cash equivalents at beginning of period	7,387	5,202	4,650
Cash and cash equivalents at end of period	$10,084	$7,387	$5,202
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$18	$64	$186
Cash paid during the year for income taxes	$258	$336	$40

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Notes To Financial Statements
(December 31, 2004)

1.	ORGANIZATION
LifeCell Corporation (“LifeCell” or “the Company”) develops and markets products made from human tissue for use in reconstructive, urogynecologic and orthopedic surgical procedures to repair soft tissue defects. The Company’s products are subject to regulation by the United States Food and Drug Administration (the “FDA”) as human tissue for transplantation. LifeCell was incorporated in Delaware in 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. The Company began commercial sales of its first tissue product during 1993.

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

The Company classifies its marketable securities as available for sale. The securities consist of fixed income debt securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2004 or 2003. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. Realized gains and losses were not material in 2004, 2003 or 2002.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Major expenditures that improve or extend the life of the assets are capitalized whereas maintenance and repairs are expensed as incurred. The cost of assets retired and the related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation of computer equipment and furniture and fixtures is computed on the straight-line method based on the estimated useful lives of the assets of three to five years. Depreciation of machinery and equipment is computed on the straight-line method based on the estimated useful lives of the assets of three to seven years. The cost of leasehold improvements is depreciated over the shorter of the lease term or the estimated useful life of the asset.

Deferred Patent Costs

Deferred patent costs amounted to $376,000 at December 31, 2004, net of $271,000 of accumulated patent amortization, and are included in other assets, net in the accompanying balance sheet. Such costs are amortized to expense on a straight-line basis over the legal life of the patents. For the years ended December 31, 2004, 2003 and 2002, amortization expense relating to deferred patent costs was $38,000, $45,000 and $83,000, respectively.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Management believes that the carrying value of its long-lived assets reported on the balance sheet at December 31, 2004 represent recoverable value, and during 2004 and 2003 no impairment reviews were required.

Revenue Recognition

Product revenues are recognized when title and risk of loss for the product is transferred to the customer, which is generally when product is shipped to the customer. The Company utilizes independent sales and marketing agents to supplement its direct sales organization. These independent agents hold the Company’s inventory on a consignment basis. For products marketed through independent sales and marketing agents, the Company recognizes revenue when the products are delivered to the third-party customer, as this is when title and risk of loss to the product transfers. Additionally, amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue are recognized.

Research grant revenues are recognized at the time qualified expenses are incurred, unless the Company has continuing performance obligations, in which case, revenue is recognized upon the satisfaction of such obligations. Grant payments received, but not yet earned, are recorded as deferred revenue.

Research and Development Expense

Research and development costs are expensed when incurred and primarily include salaries and fringe benefits, professional fees, animal and clinical studies, supplies and facilities costs.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments in marketable securities, accounts receivable, accounts payable and certain current liabilities. Management believes the carrying amounts reported in the balance sheet for these items approximate fair value.

Income Taxes

Significant judgment is required in determining the Company’s income tax provision. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Although the Company believes that its estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in its historical income tax provisions and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. At December 31, 2004, the valuation allowance primarily reflected uncertainties involving the realization of certain tax credits due to the potential impact of future stock option exercises and shorter-term tax asset expiration dates. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Stock-Based Compensation

The Company follows Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for equity-based awards issued to employees and directors. No stock-based compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the years ended December 31,:

(dollars in thousands, except per share data)	2004	2003	2002
Net income, as reported	$7,184	$18,672	$1,429
Less: Total stock-based compensation expense
determined under fair value based method
for all awards, net of related tax effects	(1,498)	(1,248)	(1,223)
Pro forma net income	$5,686	17,424	206

Net income per common share - basic
As reported	$0.26	$0.85	$0.07
Pro forma	$0.21	$0.79	$0.01

Net income per common share - diluted
As reported	$0.22	$.70	$0.06
Pro forma	$0.18	$0.66	$0.01

See Note 9 for additional information regarding the computations presented above.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short- and long-term investments and accounts receivable. The Company has investment policies that limit investments of excess cash to investment grade securities. The Company provides credit, in the normal course of business, to hospitals, medical professionals and distributors. The risk with respect to accounts receivables is mitigated because amounts due the Company are not concentrated within a relatively few number of customers. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred.

Allowance for Doubtful Accounts
(dollars in thousands)	Balance at Beginning of Period	Charge (Benefit) to Costs and Expenses	Write-offs and Deductions From Allowance	Balance at End of Period
December 31, 2004	$54	$69	$(9)	$114
December 31, 2003	40	61	(47)	54
December 31, 2002	114	(56)	(18)	40

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freights, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not expect the adoption of this recently-issued accounting pronouncement to have a material impact on its financial position, cash flows, or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004, or “R”), Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. SFAS No. 123 supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective beginning July 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of the following methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not determined the method in which it will adopt SFAS 123(R).

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall cash flows and financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

3.	INVENTORIES
Inventories consist of the following at December 31,:

(dollars in thousands)	2004	2003
Unprocessed tissue and materials	$4,347	$4,453
Tissue products in-process	1,956	1,592
Tissue products available for distribution	2,592	2,785
Total inventories	$8,895	$8,830

4.	INVESTMENTS
Cash, cash equivalents and investments consist of the following at December 31,:

	2004		2003
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$10,084	$10,085	$7,387	$7,387
Short-term investments	15,308	15,290	4,398	4,397
Long-term investments	1,694	1,687	6,735	6,744

The Company’s long-term investments mature at various dates through May 2006.

5.	FIXED ASSETS
Fixed assets consist of the following at December 31,:

(dollars in thousands)	2004	2003
Machinery and equipment	$5,914	$4,581
Leasehold improvements	7,656	7,542
Computer equipment, furniture and fixtures	4,647	3,585
	18,217	15,708
Accumulated depreciation and amortization	(9,885)	(8,200)
Fixed assets, net	$8,332	$7,508

For the years ended December 31, 2004, 2003 and 2002, depreciation and amortization expense related to fixed assets was $2,319,000, $1,965,000 and $2,213,000, respectively.

6.	ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31,:

(dollars in thousands)	2004	2003
Employee compensation and benefits	$3,341	$1,985
Tissue recovery expenses	2,173	1,478
Marketing agent fees	594	432
Operating expenses and other	594	437
Total accrued liabilities	$6,702	$4,332

7.	DEFERRED REVENUE
In March 1999, in conjunction with the signing of an agreement with an independent sales and marketing agent, the Company issued 108,577 shares of common stock at a premium of $506,000 over the closing market price of the Company’s common stock on the date of issuance. This premium, which was recorded as deferred revenue, represented a payment for marketing rights and was recognized over the five-year term of the agreement,. The total equity investment was valued at $1.0 million less offering costs of $100,000.

In February 2000, in conjunction with the Company entering into an agreement with an independent sales and marketing agent, the agent agreed to make a $600,000 payment in exchange for certain product marketing rights. The payment, which was received in September 2000, was recorded as deferred revenue to be recognized over the five-year term of the agreement. In February 2004, the Company terminated the agreement and recognized the remaining $110,000 of deferred revenue, representing the unamortized balance of payments received at the inception of the agreement.

8.	FINANCING ARRANGEMENTS AND LONG-TERM DEBT
In March 2004, the Company secured a $4 million revolving line of credit. The credit facility is collateralized by the Company’s accounts receivable, inventory, intellectual property, and intangible and fixed assets. The agreement contains certain financial covenants and a subjective acceleration clause. The revolving line of credit bears interest at the bank prime rate plus 0.75% and is available through March 2005. There was no balance outstanding on this credit facility at December 31, 2004.

In January 2003, the Company secured a $4 million credit facility through a financial institution consisting of a $2 million revolving line of credit and an equipment line for up to an additional $2 million. The credit facility was collateralized by the Company’s accounts receivable, inventory, intellectual property, and intangible and fixed assets. The agreement contained certain financial covenants and a subjective acceleration clause. The revolving line of credit bore interest at the bank prime rate plus 0.75% and was available through January 2004. The equipment term note bore interest at the bank prime rate plus 1.5%. In 2003, the Company received proceeds of $1,451,000 under the equipment line portion of the credit facility and used part of the proceeds to repay all of its existing debt. In September 2003, the Company repaid the entire outstanding balance on the equipment line and the equipment line was terminated.

Interest expense for the years ended December 31, 2004, 2003 and 2002 was $18,000, $57,000 and $180,000, respectively.

9.	CAPITAL STOCK, OPTIONS AND WARRANTS

Series B Preferred Stock

Pursuant to the terms of the Company's certificate of incorporation, the Series B preferred stock automatically converted into common stock when the closing price of the Company’s common stock averaged or exceeded $9.30 per share for 30 consecutive trading days. This condition was met on May 14, 2004, and accordingly, all of the outstanding shares of Series B Preferred Stock of LifeCell automatically converted on such date into an aggregate of 1,867,569 shares of the Company’s common stock.

Common Stock

In August 2003, the Company sold 3,294,113 shares of its common stock at $4.25 per share in a private placement to a group of institutional investors. In connection with the private placement, in September 2003, the Company sold an additional 395,856 shares of its common stock at $4.25 per share to several holders of LifeCell's Series B preferred stock, including one of the Company’s directors. These shares were sold pursuant to a contractual right of the holders of the Series B preferred stock to participate in the August 2003 private placement. The aggregate net proceeds of the private placement were approximately $14.7 million after deducting offering costs.

Options

The Company’s Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) provided for the grant of options to purchase up to 2,500,000 shares of common stock through January 16, 2002. In June 2000, the stockholders of the Company approved the Year 2000 Stock Option Plan (the “2000 Plan”), which provides for the grant of options to purchase up to 1,500,000 shares of common stock through March 1, 2010. In May 2003, the Company’s shareholders approved an amendment to the 2000 Plan increasing the number of shares reserved for issuance under the 2000 Plan to 3,500,000. Common stock authorized for issuance under the 2000 Plan is subject to adjustment in the event of certain changes in the Company’s capitalization, a merger or a similar transaction. Such shares may be treasury shares or newly issued shares or a combination of both.

Stock options generally become exercisable ratably over a four-year period, beginning on the first anniversary of the date of grant. To the extent not exercised, options generally expire on the tenth anniversary of the date of grant, except for employees who own more than 10 percent of all the voting shares of the Company, in which event the expiration date is the fifth anniversary of the date of grant. All options granted under the plans have exercise prices equal to the fair market value at the date of grant.

In May 2003, the Company’s shareholders approved the LifeCell Corporation 2003 Non-Employee Director Stock Option Plan (the “Directors Plan”). Under the 2003 Directors Plan, options may be granted to purchase up to 750,000 shares of the Company’s common stock through March 2013. The 2003 Directors Plan replaced the Second Amended and Restated 1993 Non-Employee Director Stock Option Plan, which terminated in July 2003. The provisions of the “Directors Plan” provide for an initial grant of options to purchase 25,000 shares of common stock for newly elected non-employee directors and an annual grant of an option to purchase 10,000 shares upon re-election to the Company’s Board. Options granted under the Directors Plan have exercise prices equal to the fair market value at the date of grant, vest one year after date of grant and expire on the tenth aniversary of the date of grant.

A summary of stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Total Stock Options	Weighted-Average Exercise Price ($)
Balance at December 31, 2001	3,170,000	3.77
Granted	717,000	2.73
Forfeited or canceled	(209,000)	4.64
Balance at December 31, 2002	3,678,000	3.52
Granted	807,000	5.03
Exercised	(79,000)	4
Forfeited or canceled	(393,000)	3.93
Balance at December 31, 2003	4,013,000	3.77
Granted	523,000	9.48
Exercised	(594,000)	3.3
Forfeited or canceled	(209,000)	4.93
Balance at December 31, 2004	3,733,000	4.58

At December 31, 2004, there were 1,134,000 options available for future grant under the 2000 Plan and 685,000 under the Directors Plan.

A summary of stock options outstanding under all plans at December 31, 2004 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at December 31, 2004	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at December 31,2003	Weighted- Average Exercise Price
$ 1.64	to	$ 1.99	31,000	6.9	$ 1.73	26,000	$ 1.73
2.00	to	2.99	1,252,000	7.3	2.48	826,000	2.42
3.00	to	3.99	737,000	3.6	3.82	729,000	3.82
4.00	to	4.99	347,000	4.3	4.24	346,000	4.24
5.00	to	5.99	711,000	8.0	5.39	313,000	5.54
6.00	to	6.99	164,000	3.8	6.55	134,000	6.60
7.00	to	11.05	491,000	9.7	9.69	9,000	10.17
$ 1.64	to	$ 11.05	3,733,000	6.6	$ 4.58	2,383,000	$ 3.78

In addition to the amounts set forth in the tables above, during 1996 the Company granted options to purchase 220,000 shares of common stock not pursuant to a plan, to directors who resigned upon the closing of the sale of the Series B preferred stock. During 2004, option holders exercised options to purchase 15,000 shares of common stock pursuant to these grants. At December 31, 2004, options to acquire 13,000 shares of common stock remained outstanding with a weighted-average exercise price of $3.75. The weighted-average remaining contractual life of the outstanding option grants was one year as of December 31, 2004.

The Company accounts for its employee stock-based compensation plans under APB No. 25 and its related interpretations. If compensation expense had been determined based on the fair value as of the grant dates for awards in 2004, 2003 and 2002 consistent, with SFAS No. 123, the Company would have recorded stock-based compensation expense of $1,498,000, $1,248,000 and $1,223,000 respectively. See Note 2 “Stock-Based Compensation” for the pro forma effect on net income.

Under the provisions of SFAS No. 123, the weighted-average fair value of options granted in 2004, 2003 and 2002 was $6.87, $3.63 and $2.22 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: a weighted-average risk-free interest rate of approximately 2.6% to 5.3% percent for all years; no expected dividend yield during the expected life of the option; expected lives of 6 years for each grant and expected volatility between 81 and 91 percent.

Common Stock Warrants

The following table summarizes information about common stock warrants outstanding at December 31,

	Warrants Outstanding
Exercise Price	2004	2003	Expiration Date
$ 1.92	1,313,000	1,750,000	July 10, 2006
$ 5.00	206,000	250,000	October 27, 2005
	1,519,000	2,000,000

10.	EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) retirement savings plan, which covers all full-time employees. The Company may, at its discretion, contribute amounts not to exceed each employee’s contribution. Participant’s contributions may not exceed 15% of their annual compensation, subject to annual dollar limits set by the Internal Revenue Service. Participants are always 100% vested in their contributions. Company contributions are fully vested after one year of employment. Total Company contributions during 2004, 2003 and 2002 were $111,000, $86,000 and $67,000, respectively.

The Company also maintains an Employee Stock Purchase Plan to allow all full-time employees to purchase the Company’s common stock on the open market using employee and Company matching contributions. Total Company contributions during 2004, 2003, and 2002 were $27,000, $22,000 and $21,000, respectively.

11.	INCOME TAXES
Significant components of the Company’s income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 were as follows:

(dollars in thousands)	2004	2003	2002
Current
Federal	$135	$43	$—
State	242	(9)	(155)
Deferred
Federal	(431)	(15,617)	—
State	79	(1,039)	—
Income tax provision (benefit), net	$25	$(16,622)	$(155)

A reconciliation of income taxes computed at the statutory federal income tax rate of 34% to actual income taxe expense (benefit) for the years ended December 31, 2004, 2003 and 2002 follows:

(dollars in thousands)	2004	2003	2002
U.S. federal tax at statutory rate	$2,451	692	$492
State income taxes (net of federal benefit)	212	226	93
Sale of state tax net operating losses	—	(235)	(248)
Change in valuation allowance	(2,647)	(16,656)	(492)
Net operating losses utilized	—	(778)	—
Tax credits	(109)	—	—
Other non-deductible items	118	86	—
Alternative minimum taxes	—	43	—
Income tax provision (benefit)	$25	(16,622)	(155)

In 2003, the Company realized $235,000 through the sale and transfer of $3.0 million of state tax net operating losses. In 2002, the Company realized $248,000 through the sale and transfer of $3.2 million of state tax net operating losses. The sales and transfers were made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority.

The principal components of the Company’s deferred tax assets as of December 31, 2004 and 2003 are as follows:

(dollars in thousands)	2004	2003
Temporary differences:
Deferred revenue	$—	$44
Uniform capitalization of inventory costs	192	159
Tax over book depreciation	(1,041)	(545)
Other accruals and reserves	325	239
Total temporary differences	(524)	(103)
Federal tax losses and credits not currently utilizable	17,917	19,732
State tax losses and credits not currently utilizable	916	1,627
Total gross deferred tax assets	18,309	21,256
Less valuation allowance	(606)	(4,600)
Net deferred tax assets	$17,703	$16,656

At of December 31, 2004, the Company had a net operating loss carryforward (“NOL”) for federal income tax purposes of approximately $49.8 million expiring between 2006 and 2017.

The federal NOL carryforwards are subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. As of December 31, 2004 approximately $13.3 million of the Company’s NOL is subject to an annual limitation under Internal Revenue Code Section 382.

At December 31, 2004, the Company also had a NOL carryforward for state income tax purposes of approximately $9.0 million, expiring between 2009 and 2010. Additionally, the Company has approximately $935,000 of research and development tax credit carryforwards for federal and state income tax purposes, which will expire in varying amounts between 2004 and 2024.

Prior to fourth quarter 2003, no provision or benefit for income taxes was recorded because the Company was in a net deferred tax asset position and a full valuation allowance had been recorded. During the fourth quarter of 2003, the Company re-evaluated the amount of valuation allowance required based on profitability achieved in 2003 and 2002 and expected in future years. As a result, the Company reduced the valuation allowance to reflect net deferred tax assets that we believed were more likely than not of being realized. The reduction of the valuation allowance resulted in the recognition of a $16.6 million non-cash tax benefit in the fourth quarter of 2003.

In the fourth quarter of 2004, the Company reduced the valuation allowance on deferred taxes by $4.0 million. Approximately $1.1 million of the reduction resulted from the write-off against the valuation allowance of certain tax credits where future realization was determined to be remote. The remaining amount, which resulted in the recognition of a $2.9 million non-cash tax benefit, resulted from management’s determination that it is more likely than not that the benefit of certain previously reserved federal net operating loss carryforwards and tax credits would be realized. At December 31, 2004, the valuation allowance primarily reflected uncertainties involving the realization of certain tax credits due to the potential impact of future stock option exercises and shorter-term expiration dates.

12.	NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002

Net income applicable to
common stockholders	$7,184	$18,672	$1,429

Weighted-average common shares outstanding	27,553,000	22,094,000	21,176,000

Denominator for basic net income per share	27,553,000	22,094,000	21,176,000

Effect of dilutive securities:
Series B preferred stock assuming conversion	829,000	2,658,000	2,823,000
Common stock warrants	1,476,000	993,000	540,000
Common stock options	2,116,000	887,000	157,000

Denominator for diluted net income per share	31,974,000	26,632,000	24,696,000

Basic net income per share	$0.26	$0.85	$0.07

Diluted net income per share	$0.22	$0.70	$0.06

The calculation of net income per share for the years ended December 31, 2004, 2003 and 2002 excludes potentially dilutive common stock equivalents consisting of outstanding options to purchase 439,000, 1,207,000 and 2,726,000 shares of common stock in 2004, 2003 and 2002, respectively, and warrants to purchase 250,000 and 334,000 shares of common stock in 2003 and 2002, respectively, because their inclusion would be antidilutive.

13.	COMMITMENTS AND CONTINGENCIES

Litigation

The previously reported complaint, filed in November 2003 in the Circuit Court of Fairfax, Virginia, captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. If the case is not re-filed within six months from the date of the Order of Non-Suit, then the case will be dismissed with prejudice and will be forever barred.

FDA Matters

The Company believes that its human tissue based products generally satisfy the FDA’s requirements to be considered eligible for regulation as human cellular and tissue-based products, which the FDA calls "HCT/Ps. In September 2004, the FDA notified the Company that they believe one of our products, AlloCraft DBM, does not meet the criteria for regulation as an HCT/P and it is most properly regulated as a medical device. The Company is considering whether to seek approval for AlloCraft DBM as a medical device or further appeal this decision within the agency. The FDA has not requested that the Company cease marketing AlloCraft DBM during the time that we are seeking clearance or approval or appealing FDA’s determination, but there is no guarantee that FDA will refrain from enforcement action. The FDA could require us to cease marketing and / or recall product already sold until the FDA clearance or approval is obtained. The FDA could also seek to impose enforcement sanctions against us for marketing this product without such FDA authorization. If the FDA requires us to cease marketing, it may impair the carrying value of Allocraft DBM inventory on hand, resulting in charge to results of operations in that period. At December 31, 2004, Allocraft DBM represented $215,000 of our total inventory.

Independent Sales and Marketing Agency and Distributor Agreements

The Company utilizes independent sales and marketing agents and distributors to supplement its direct sales organization. The Company’s independent sales and marketing agents and distributors generated 27%, 38% and 48% of total product revenue in the years ended December 31, 2004, 2003 and 2002. One of the Company’s sales and marketing agents generated 12% and one distributor generated 7% of total product revenues in 2004. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2004.

Independent sales and marketing agents hold Company inventory on a consignment basis. The Company records product revenues when title to products transfers to third-party customers. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for the Company. Such fees are included in the statement of operations as selling and marketing expense at the time that product revenues are recorded.

Leases

The Company leases approximately 90,000 square feet for office, production and laboratory space in one building under a lease agreement that expires in November 2010. The lease contains a renewal option for an two additional successive five-year periods. In addition, the Company is a party to various other operating leases. Rental expense was $1,042,000, $1,021,000 and $949,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The future minimum lease payments under noncancelable leases with remaining terms in excess of one year as of December 31, 2004, were as follows:

(dollars in thousands)	Minimum Lease Payments

2005	$891
2006	919
2007	919
2008	919
2009 and beyond	1,762
Total	$5,410

14.	SEGMENT DATA
The Company has one reportable business operating segment — the processing and distribution of human tissue-based products. The Company’s products are used in three primary surgical applications as summarized in the following table:

(dollars in thousands)	2004	2003	2002
Reconstructive	$46,028	$28,115	$22,650
Urogynecology	6,838	8,734	10,112
Orthopedic	5,885	1,728	173
Total Product Revenues	$58,751	38,577	$32,935

Product revenues by geographic area for the years ended December 31, 2004, 2003 and 2002, are summarized as follows:

(dollars in thousands)	2004	2003	2002
United States	$57,564	$37,257	$31,163
Other countries	1,187	1,320	1,772
Total Product Revenues	58,751	38,577	32,935

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a summary of unaudited quarterly results for the years ended December 31, 2004 and 2003:

(dollars in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Total revenues	$13,753	$15,103	$15,617	$16,654
Product revenues	13,345	14,453	14,947	16,006
Cost of products sold	4,118	4,509	4,444	4.684
Net income	883	1,046	1,113	4,142(1)
Income per share of common stock - basic	0.03	0.04	0.04	0.14
Income per share of common stock - diluted	0.03	0.03	0.03	0.13
2003
Total revenues	$8,995	$9,680	$10,505	$11,069
Product revenues	8,585	9,143	10,103	10,746
Cost of products sold	2,540	2,820	2,995	3.886
Net income	562	380	506	17,224(2)
Income per share of common stock - basic	0.03	0.02	0.02	0.68
Income per share of common stock - diluted	0.02	0.01	0.02	0.56

(1)	Includes a $2,860,000 tax benefit resulting from reversal of deferred tax asset valuation allowance.

(2)	Includes a $16,656,000 tax benefit resulting from reversal of deferred tax asset valuation allowance.