Form 10-Q
period 2005-03-31
LIFECELL CORP
filed 2005-04-26
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 01-19890

LifeCell Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0172936 (IRS Employer Identification No.)

One Millennium Way Branchburg, New Jersey (Address of principal executive office)	08876 (zip code)

(908) 947-1100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 22, 2005, there were outstanding 29,257,000 shares of common stock, par value $.001, of the registrant.

Part I.	FINANCIAL INFORMATION

Item 1.  Financial Statements
LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)
	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$13,250	$10,084
Short-term investments	14,511	15,308
Receivables, less allowance of $151 in 2005 and $114 in 2004	11,259	9,240
Inventories	10,585	8,895
Prepayments and other	461	312
Deferred tax assets	4,793	3,501
Total current assets	54,859	47,340

Investments in marketable securities	621	1,694
Fixed assets, net	7,985	8,332
Deferred tax assets	11,881	14,201
Other assets, net	516	526
Total assets	$75,862	$72,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,799	$1,727
Accrued liabilities	6,550	6,702
Total current liabilities	9,349	8,429

Other liabilities	213	216

Commitments and contingencies

Stockholders' equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 29,256,000 and 29,126,000 shares issued and outstanding in 2005 and 2004	29	29
Common stock warrants, 1,511,000 and 1,519,000 outstanding in 2005 and 2004	2,578	2,590
Additional paid-in capital	100,048	99,310
Accumulated other comprehensive loss	1	4
Accumulated deficit	(36,356)	(38,485)
Total stockholders' equity	66,300	63,448
Total liabilities and stockholders' equity	$75,862	$72,093

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Product revenues	$19,714	$13,345
Research grant revenues	166	408
Total revenues	19,880	13,753

Costs and expenses:
Cost of products sold	6,184	4,118
Research and development	2,026	1,381
General and administrative	2,412	1,884
Selling and marketing	5,860	4,941
Total costs and expenses	16,482	12,324

Income from operations	3,398	1,429

Interest and other income, net	121	43

Income before income taxes	3,518	1,472

Income tax provision, net	1,390	589

Net income	$2,129	$883

Net income per common share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03

Shares used in computing net income per common share:
Basic	29,237,000	25,704,000
Diluted	32,156,000	31,195,000

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,129	$883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676	514
Deferred taxes	1,360	563
Provision for bad debt	40	4
Inventory net realizable value provision	36	389
Deferred revenues	-	(130)
Deferred rent expense	(3)	11
Changes in operating assets and liabilities:
Receivables	(2,059)	(1,267)
Inventories	(1,726)	91
Prepayments and other	(149)	(2)
Accounts payable and accrued liabilities	920	592

Net cash provided by operating activities	1,224	1,648

Cash flows from investing activities:
Proceeds from maturities and sale of investments	2,188	4,036
Purchases of investments	(325)	(3,000)
Capital expenditures	(319)	(725)

Net cash provided by investing activities	1,544	311

Cash flows from financing activities:
Proceeds from exercise of common stock options	398	483

Net cash provided by financing activities	398	483

Net increase in cash and cash equivalents	3,166	2,442
Cash and cash equivalents at beginning of period	10,084	7,387

Cash and cash equivalents at end of period	$13,250	$9,829

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$3
Cash paid during the period for income taxes	$40	$-

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which in the opinion of management are necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. The financial results for interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands, except per share data)
Net income, as reported	$2,129	$883
Less: Total employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(469)	(298)
Net Income, Pro forma	$1,660	$585

Basic net income per common share
As reported	$0.07	$0.03
Pro forma	$0.06	$0.02

Diluted net income per common share
As reported	$0.07	$0.03
Pro forma	$0.05	$0.02

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R on January 1, 2006.

SFAS 123R permits public companies to adopt its requirements using one of the following methods:

1.
A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.
A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has not determined when or the method in which it will adopt SFAS 123R.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the Company's result of operations, although it will have no impact on its overall cash flows and financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

3.	Inventories

Inventories consist of the following:
	March 31, 2005	December 31, 2004
	(dollars in thousands)
Unprocessed tissue and materials	$5,118	$4,347
Tissue products in-process	2,116	1,956
Tissue products available for distribution	3,351	2,592
Total inventories	$10,585	$8,895

4.	Fixed Assets

Fixed assets consist of the following:
	March 31, 2005	December 31, 2004
	(dollars in thousands)
Machinery and equipment	$6,061	$5,914
Leasehold improvements	7,685	7,656
Computer equipment, furniture and fixtures	4,789	4,647
	18,535	18,217
Accumulated depreciation and amortization	(10,550)	(9,885)
Fixed assets, net	$7,985	$8,332

5.	Financing Arrangements and Long-Term Debt

The Company had a $4 million revolving line of credit with a financial institution that expired in March 2005. After considering the anticipated near term cash requirements, the Company elected not to renew the credit facility.

6.	Income Taxes

The tax provision for the three months ended March 31, 2005 and 2004 represents Federal and state income taxes at the Company's effective rate of 39.5% and 40.0%, respectively. In the three months ended March 31, 2005, the Company recognized $324,000 of deferred tax assets related to the exercise of employee stock options, which were recorded as a direct credit to stockholder's equity.

7.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands, except per share data)
Net income	$2,129	$883

Weighted average common shares outstanding	29,237,000	25,704,000
Denominator for basic net income per share	29,237,000	25,704,000

Effect of dilutive securities:
Series B preferred stock assuming conversion	-	2,421,000
Warrants	1,121,000	1,340,000
Common stock options	1,798,000	1,730,000
Denominator for diluted net income per common share	32,156,000	31,195,000

Basic net income per common share	$0.07	$0.03

Diluted net income per common share	$0.07	$0.03

The calculation of net income per share for the quarters ended March 31, 2005 and 2004 excludes potentially dilutive common stock equivalents of 478,000 in 2005 and 24,000 in 2004. These common stock equivalents, which consisted of common stock warrants and common stock options outstanding, were not included in the calculation of net income per common share because their inclusion would be antidilutive.

8.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Net income	$2,129	$883
Other comprehensive loss:
Change in net unrealized holding loss on available for sale investments	(3)	-
Comprehensive income	2,126	883

9.	Commitments and Contingencies

FDA Matters

The Company believes that its human tissue-based products generally satisfy the FDA's requirements to be considered eligible for regulation as human cellular and tissue based products, which the FDA calls "HCT/Ps. In September 2004, the FDA notified the Company that they believe one of our products, AlloCraftDBM, does not meet the criteria for regulation as an HCT/P, and it is most properly regulated as a medical device. The Company is considering whether to seek approval for AlloCraftDBM as a medical device or further appeal this decision within the agency. The FDA has not requested that the Company cease marketing AlloCraftDBM during the time that we are seeking clearance or approval or appealing FDA's determination, but there is no guarantee that FDA will refrain from enforcement action. The FDA could require us to cease marketing and/or recall product already sold until the FDA clearance or approval is obtained. The FDA could also seek to impose enforcement sanctions against us for marketing this product without such FDA authorization. If the FDA requires us to cease marketing, it may impair the carrying value of AlloCraftDBM inventory on hand, resulting in charge to results of operations in that period. At March 31, 2005, AlloCraftDBM represented $317,000 of the Company's total inventory. Revenue from AlloCraftDBM was $434,000 for the three months ended March 31, 2005.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the Financial Statements and Notes included in Part I. "Financial Information".

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management's judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" and "Critical Accounting Policies / Estimates" detailed in our annual report on form 10-K for the year ended December 31, 2004 and other reports filed with the Securities and Exchange Commission.

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

General and Background

We develop and market human-derived tissue-based products for use in reconstructive, urogynecologic and orthopedic surgical procedures to repair soft tissue defects. Our patented technology produces a unique regenerative human tissue matrix -- a complex three-dimensional structure that contains vascular channels, proteins and growth factor binding sites -- that provides a complete template for the regeneration of normal human tissue. Our current products include: AlloDerm®, for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra®, a particulate form of AlloDerm suitable for injection; Repliform®, for urogynecologic surgical procedures; GraftJacket® and GraftJacket Xpress, for orthopedic applications and lower extremity wounds; and AlloCraft™DBM, for bone grafting procedures. We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization. Our strategic sales and marketing partners include: Boston Scientific for Repliform; Wright Medical Group, Inc. for GraftJacket and GraftJacket Xpress; Stryker Corporation for AlloCraftDBM; and BioHorizons for periodontal applications of AlloDerm. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

Critical Accounting Policies / Estimates

For the period ended March 31, 2005, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2004.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Total revenues for the three months ended March 31, 2005 increased 45% to $19.9 million compared to $13.8 million for the same period in 2004. The increase was primarily attributable to a 48% increase in product revenues to $19.7 million in the current period as compared to $13.3 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 57% to $16.1 million in the three months ended March 31, 2005 compared to $10.3 million in 2004. The growth was primarily driven by increased demand for AlloDerm in complex hernia repair procedures. AlloDerm revenues increased 62% to $14.9 million in the three months ended March 31, 2005 compared to $9.2 million in the same period of 2004.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 7% to $1.7 million in the three months ended March 31, 2005 compared to $1.9 million for the same period in 2004. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives, and we anticipate this trend to continue throughout 2005.

Orthopedic product revenue grew to $1.9 million in 2005 from $1.2 million in 2004. This revenue growth resulted from increased demand for our GraftJacket and AlloCraftDBM products. GraftJacket and AlloCraftDBM revenues were $1.4 million and $434,000, respectively, in 2005 compared to $859,000 and $369,000 in 2004.

Our independent sales and marketing agents and distributors generated 22% of our total product revenue in the three months ended March 31, 2005 and 30% in 2004. Boston Scientific and Wright Medical represented 9% and 7%, respectively, of our total product revenues in 2005 compared to 14% and 6%, respectively, for the same period in 2004. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended March 31, 2005.

Research grant revenues, which totaled $166,000 in the first quarter of 2005 compared to $408,000 in 2004, decreased 59%. This decrease was primarily due to a decrease in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of March 31, 2005, approximately $1.7 million of approved grant funding was available to fund future research and development expenses through the end of 2005.

Cost of products sold for the three months ended March 31, 2005 was $6.2 million, or 31% of product revenues, compared to cost of products sold of $4.1 million, or 31% of product revenue for the same period in 2004.

Total research and development expenses increased 47% to $2.0 million in the three months ended March 31, 2005 compared to $1.4 million for the same period in 2004. The increase was primarily attributable to increased outside purchased testing and other services, professional fees and payroll and related expenses associated with increased headcount and annual merit increases. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

General and administrative expenses increased 28% to $2.4 million in the three months ended March 31, 2005 compared to $1.9 million for the same period in 2004. The increase was primarily attributable to increases in payroll and related expenses associated with increased headcount and annual merit increases, depreciation expense associated with a new fully integrated computer software system, professional fees and an increase in insurance expense.

Selling and marketing expenses increased 19% to $5.9 million for the three months ended March 31, 2005 compared to $4.9 million for the same period in 2004. The increase was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and increased revenues, and (ii) an increase in marketing and medical education expenses for AlloDerm. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $1.0 million and $1.1 million, respectively, in the three months ended March 31, 2005 and 2004. The decrease in agent fees resulted from a decline in revenue generated through our independent sales and marketing agents.

Interest and other income, net increased $78,000 in the three months ended March 31, 2005 compared to 2004. The net increase was due to an increase in interest income resulting from a higher level of average investments and higher rate of return.

The provision for income taxes was $1.4 million in the quarter ended March 31, 2005 compared to $589,000 in the same period in 2004. Although we recorded a tax provision in the first quarter of 2005 and 2004 at a 39.5% and 40.0% effective rate, respectively, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire.

Liquidity and Capital Resources

At March 31, 2005, we had $13.3 million in cash and cash equivalents, $14.5 million in short-term marketable securities and $621,000 in long-term marketable securities. Working capital increased to $45.5 million at March 31, 2005 from $39.0 million at December 31, 2004. The increase in working capital resulted primarily from increases in cash and cash equivalents, accounts receivable, inventories and current deferred taxes, partially offset by a decrease in short-term investments and an increase in accounts payable.

We generated $1.2 million of cash from operating activities for the three months ended March 31, 2005 compared to $1.6 million for the same period in 2004. The decrease in cash from operating activities in 2005, as compared to 2004, was principally due to a planned increase in inventories and an increase in accounts receivable, partially offset by increases in net income and non-cash items. The increase in accounts receivable resulted from the significant increase in revenues during the first quarter of 2005.

Capital expenditures were $319,000 in the first three months of 2005 and consisted primarily of the purchase of manufacturing and computer equipment.

Our financing activities generated $398,000 for the three months ended March 31, 2005 compared to $483,000 for the same period in 2004. In both years the cash generated from financing activities resulted from the exercise of common stock options. We had a $4 million revolving line of credit with a financial institution that expired in March 2005. After considering our anticipated near term cash requirements, we elected not to renew the credit facility.

The following table reflects a summary of our contractual cash obligations as of March 31, 2005:

	Payments Due by Period
	Total	Less than one year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in thousands)
Operating leases	$5,188	$899	$1,838	$1,838	$613
Total contractual cash obligations	$5,188	$899	$1,838	$1,838	$613

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Net unrealized gains and losses were not material at March 31, 2005 or 2004.

Item 4.  Controls and Procedures.

a.	Disclosure controls and procedures.

During the first quarter of 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

LIFECELL CORPORATION

Date: April 26, 2005	By: /s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2005	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance Chief Financial Officer and Secretary (Principal Financial Officer)

Date: April 26, 2005	By: /s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)