Form 10-Q
period 2005-06-30
LIFECELL CORP
filed 2005-07-27
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 01-19890

LifeCell Corporation
(Exact name of registrant as specified in its charter)

Delaware	76-0172936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Millennium WayBranchburg, New Jersey	08876
(Address of principal executive office)	(zip code)

(908) 947-1100
(Registrant’s telephone number, including area code)

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

As of July 22, 2005, there were outstanding 32,086,000 shares of common stock, par value $.001, of the registrant.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$15,529	$10,084
Short-term investments	20,154	15,308
Receivables, less allowance of $134 in 2005 and $114 in 2004	11,806	9,240
Inventories	11,678	8,895
Prepayments and other	282	312
Deferred tax assets	8,102	3,501
Total current assets	67,551	47,340

Investments in marketable securities	--	1,694
Fixed assets, net	8,089	8,332
Deferred tax assets	9,588	14,201
Other assets, net	507	526
Total assets	$85,735	$72,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,856	$1,727
Accrued liabilities	7,841	6,702
Total current liabilities	9,697	8,429

Other liabilities	210	216

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 31,321,000 and 29,126,000 shares issued and outstanding in 2005 and 2004	31	29
Common stock warrants, 74,000 and 1,519,000 outstanding in 2005 and 2004	120	2,590
Additional paid-in capital	108,446	99,310
Accumulated other comprehensive loss	7	4
Accumulated deficit	(32,776)	(38,485)
Total stockholders’ equity	75,828	63,448
Total liabilities and stockholders’ equity	$85,735	$72,093

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product revenues	$22,302	$14,453	$42,016	$27,798
Research grant revenues	385	650	551	1,058
Total revenues	22,687	15,103	42,567	28,856

Costs and expenses:
Cost of products sold	6,551	4,509	12,735	8,627
Research and development	2,660	1,922	4,686	3,303
General and administrative	2,752	1,873	5,164	3,757
Selling and marketing	5,545	5,097	11,405	10,038
Total costs and expenses	17,508	13,401	33,990	25,725

Income from operations	5,179	1,702	8,577	3,131

Interest and other income, net	191	41	312	84

Income before income taxes	5,370	1,743	8,889	3,215

Income tax provision, net	1,790	697	3,180	1,286

Net income	$3,580	$1,046	$5,709	$1,929

Net income per common share:
Basic	$0.12	$0.04	$0.19	$0.07
Diluted	$0.11	$0.03	$0.17	$0.06

Shares used in computing net income per common share:
Basic	30,391	27,405	29,817	26,555
Diluted	32,965	32,037	32,623	31,628

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,709	$1,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,348	1,138
Deferred taxes	2,959	1,227
Provision for bad debt	40	4
Inventory net realizable value provision	19	833
Deferred revenues	-	(130)
Deferred rent expense	(6)	22
Changes in operating assets and liabilities:
Receivables	(2,606)	(3,037)
Inventories	(2,802)	16
Prepayments and other	30	99
Accounts payable and accrued liabilities	1,269	1,053

Net cash provided by operating activities	5,960	3,154

Cash flows from investing activities:
Proceeds from maturities and sale of investments	2,845	4,118
Purchases of investments	(6,000)	(3,875)
Capital expenditures	(1,086)	(1,272)

Net cash used by investing activities	(4,241)	(1,029)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,726	1,371

Net cash provided by financing activities	3,726	1,371

Net increase in cash and cash equivalents	5,445	3,496
Cash and cash equivalents at beginning of period	10,084	7,387

Cash and cash equivalents at end of period	$15,529	$10,883

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$8
Cash paid during the period for income taxes	$475	$60

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments), which in the opinion of management are necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. The financial results for interim periods are not necessarily indicative of the results to be expected for the full year or future interim periods.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net income, as reported	$3,580	$1,046	$5,709	$1,929
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(532)	(292)	(1,031)	(590)
Net Income, Pro forma	$3,048	$754	$4,678	$1,339

Basic net income per common share
As reported	$0.12	$0.04	$0.19	$0.07
Pro forma	$0.10	$0.03	$0.16	$0.05

Diluted net income per common share
As reported	$0.11	$0.03	$0.17	$0.06
Pro forma	$0.09	$0.02	$0.15	$0.04

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

The Company expects to adopt SFAS 123R on January 1, 2006, but has not determined which method it will adopt.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall cash flows and financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

3.	Inventories

Inventories consist of the following:
	June 30, 2005	December 31, 2004
	(dollars in thousands)
Unprocessed tissue and materials	$5,605	$4,347
Tissue products in-process	1,838	1,956
Tissue products available for distribution	4,235	2,592
Total inventories	$11,678	$8,895

4.	Fixed Assets

Fixed assets consist of the following:
	June 30, 2005	December 31, 2004
	(dollars in thousands)
Machinery and equipment	$6,587	$5,914
Leasehold improvements	7,732	7,656
Computer equipment, furniture and fixtures	4,981	4,647
	19,300	18,217
Accumulated depreciation and amortization	(11,211)	(9,885)
Fixed assets, net	$8,089	$8,332

5.	Financing Arrangements and Long-Term Debt

The Company had a $4 million revolving line of credit with a financial institution that expired in March 2005. After considering the anticipated near term cash requirements, the Company elected not to renew the credit facility.

6.	Capital Stock, Options and Warrants

During the six months ended June 30, 2005 option holders exercised 1,003,000 options to purchase shares of common stock. In connection with the exercise the company received proceeds of $3.7 million. Additionally, warrant holders exercised warrants to purchase 1,445,000 shares of common stock through cashless exercises resulting in the issue of 1,192,000 shares of common stock.

At the Annual Meeting of Stockholders held July 19, 2005, the stockholders approved the combination of, and amendment to, the Company’s existing 2003 Non-employee Director Stock Option Plan and 2000 Stock Option Plan, which resulted in one combined plan allowing for the grant of various types of equity awards to employees, directors and consultants. The stockholders also approved an increase in the number of shares available for issuance under the resulting stock option plan by 1.6 million shares.

7.	Income Taxes

The tax provision for the six months ended June 30, 2005 and 2004 represents Federal and state income taxes at an effective rate of 35.8% and 40.0%, respectively. During the second quarter of 2005, the Company recognized a non-cash income tax benefit resulting from a change in the projected tax rate that future year tax benefits are expected to be recovered or settled. The favorable impact of the tax benefit on net income in the second quarter was $296,000. In the six months ended June 30, 2005 and 2004, the Company recognized $2,942,000 and $637,000, respectively, of deferred tax assets related to the exercise of employee stock options, which were recorded as a direct credit to stockholder’s equity.

8.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars and shares in thousands, except per share data)
Net income	$3,580	$1,046	$5,709	$1,929

Weighted average common shares outstanding	30,391	27,405	29,817	26,555
Denominator for basic net income per common share	30,391	27,405	29,817	26,555

Effect of dilutive securities:
Series B preferred stock assuming conversion	-	914	-	1,667
Warrants	610	1,527	885	1,449
Common stock options	1,964	2,191	1,921	1,957
Denominator for diluted net income per common share	32,965	32,037	32,623	31,628

Basic net income per common share	$0.12	$0.04	$0.19	$0.07

Diluted net income per common share	$0.11	$0.03	$0.17	$0.06

The calculation of net income per share for the quarters ended June 30, 2005 and 2004 excludes potentially dilutive common stock equivalents of 30,400 in 2005 and 14,550 in 2004. The calculation of net income per share for the six months ended June 30, 2005 and 2004 excludes potentially dilutive common stock equivalents of 34,400 in 2005 and 23,950 in 2004. These common stock equivalents, which consisted of common stock options and warrants outstanding, were not included in the calculation of the net income common per share because their inclusion would be antidilutive.

9.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)

Net income	$3,580	$1,046	$5,709	$1,929
Change in net unrealized holding loss on available for sale investments	6	(15)	3	(15)
Comprehensive income	3,586	1,031	5,712	1,914

10.	Commitments and Contingencies

Litigation

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter is a product liability action for personal injury damages allegedly arising from the use of one of the Company’s products. The case was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, otherwise the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. The Company intends to vigorously defend against this action. The likelihood of an unfavorable outcome is unknown at this time however, the Company believes any potential losses resulting from this action would be covered by its insurance policies and the Company’s insurance carrier has assumed defense of such action.

The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover any claims incurred by the Company or that the type of claims will be covered by the terms of insurance coverage.

FDA Matters

The Company believes that its human tissue-based products generally satisfy the FDA’s requirements to be considered eligible for regulation as human cellular and tissue based products, which the FDA calls "HCT/Ps. In September 2004, the FDA notified the Company that they believe one of our products, AlloCraftDBM, does not meet the criteria for regulation as an HCT/P, and it is most properly regulated as a medical device. The Company is considering whether to seek approval for AlloCraftDBM as a medical device or further appeal this decision within the agency. The FDA has not requested that the Company cease marketing AlloCraftDBM during the time that we are seeking clearance or approval or appealing FDA’s determination, but there is no guarantee that FDA will refrain from enforcement action. The FDA could require us to cease marketing and/or recall product already sold until the FDA clearance or approval is obtained. The FDA could also seek to impose enforcement sanctions against us for marketing this product without such FDA authorization. If the FDA requires us to cease marketing, it may impair the carrying value of AlloCraftDBM inventory on hand, resulting in a charge to results of operations in that period. At June 30, 2005, AlloCraftDBM represented $509,000 of the Company’s total inventory. Revenue from AlloCraftDBM was $737,000 for the six months ended June 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the Financial Statements and Notes included in Part I. “Financial Information”.

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies / Estimates” detailed in our annual report on form 10-K for the year ended December 31, 2004 and other reports filed with the Securities and Exchange Commission.

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

General and Background

We develop and market human-derived tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects. Our patented technology produces a unique regenerative human tissue matrix -- a complex three-dimensional structure that contains vascular channels, proteins and growth factor binding sites -- that provides a complete template for the regeneration of normal human tissue. Our current products include: AlloDerm®, for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra®, a particulate form of AlloDerm suitable for injection; GraftJacket® and GraftJacket Xpress, for orthopedic applications and lower extremity wounds; AlloCraft™DBM, for bone grafting procedures; and Repliform®, for urogynecologic surgical procedures. We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization. Our strategic sales and marketing partners include: Boston Scientific for Repliform; Wright Medical Group, Inc. for GraftJacket and GraftJacket Xpress; Stryker Corporation for AlloCraftDBM; and BioHorizons for periodontal applications of AlloDerm. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

Critical Accounting Policies / Estimates

For the period ended June 30, 2005, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2004.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Total revenues for the three months ended June 30, 2005 increased 50% to $22.7 million compared to $15.1 million for the same period in 2004. The increase was primarily attributable to a 54% increase in product revenues to $22.3 million in the current period as compared to $14.5 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 68% to $18.7 million in the three months ended June 30, 2005 compared to $11.2 million in 2004. The growth was primarily driven by increased surgeon demand for AlloDerm in complex hernia repair procedures. AlloDerm revenues increased 71% to $17.6 million in the three months ended June 30, 2005 compared to $10.3 million in the same period of 2004.

Orthopedic product revenue grew to $2.0 million for the three months ended June 30, 2005 from $1.5 million for the same period in 2004. This revenue growth resulted from increased demand for our GraftJacket products. GraftJacket revenues were $1.7 million in 2005 compared to $1.0 million in 2004.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 11% to $1.6 million in the three months ended June 30, 2005 compared to $1.8 million for the same period in 2004. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives, and we anticipate this trend to continue throughout 2005.

Our independent sales and marketing agents and distributors generated 20% of our total product revenue in the three months ended June 30, 2005 compared to 28% in 2004. Wright Medical and Boston Scientific represented 8% and 7%, respectively, of our total product revenues in 2005 compared to 7% and 13%, respectively, for the same period in 2004. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended June 30, 2005.

Research grant revenues, which totaled $385,000 in the second quarter of 2005 compared to $650,000 in 2004, decreased 41%. This decrease was primarily due to a decrease in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred.

Cost of products sold for the three months ended June 30, 2005 was $6.6 million, or 29% of product revenues, compared to $4.5 million, or 31% of product revenue for the same period in 2004. The decrease in cost of products sold as a percentage of revenue was due to efficiencies gained through increased processing volume, partially offset by increased tissue recovery costs.

Total research and development expenses increased 38% to $2.7 million in the three months ended June 30, 2005 compared to $1.9 million for the same period in 2004. The increase was primarily attributable to: (i) increased payroll and related expenses resulting from increases in the scientific and technical staff, (ii) increased pre-clinical testing and (iii) increased operating supplies. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leverage our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

General and administrative expenses increased 47% to $2.8 million in the three months ended June 30, 2005 compared to $1.9 million for the same period in 2004. The increase was primarily attributable to: (i) increases in professional fees, (ii) payroll and related expenses associated with increased headcount and annual merit increases, (iii) depreciation expense associated with a new fully integrated computer software system and (iv) an increase in insurance expense.

Selling and marketing expenses increased 9% to $5.5 million for the three months ended June 30, 2005 compared to $5.1 million for the same period in 2004. The increase was primarily attributable to: (i) an increase in professional fees for market research, (ii) an increase in expenses for medical education programs and (iii) selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and increased revenues. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $722,000 and $1.1 million, respectively, in the three months ended June 30, 2005 and 2004. The decrease in agent fees resulted from a decline in revenue generated through our independent sales and marketing agents.

Interest and other income, net increased $150,000 in the three months ended June 30, 2005 compared to 2004. The net increase was due to an increase in interest income resulting from a higher level of average investments and higher rate of return.

The provision for income taxes was $1.8 million in the quarter ended June 30, 2005 compared to $697,000 in the same period in 2004. During the second quarter of 2005, we recognized a non-cash income tax benefit resulting from a change in the projected tax rate that future year tax benefits are expected to be recovered or settled. The favorable impact of the tax benefit on net income in the second quarter was $296,000.

Six Months Ended June 30, 2005 and 2004

Total revenues for the six months ended June 30, 2005 increased 48% to $42.6 million compared to $28.9 million for the same period in 2004. The increase was primarily attributable to a 51% increase in product revenues to $42.0 million in the current period as compared to $27.8 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 63% to $34.8 million in the six months ended June 30, 2005 compared to $21.4 million in 2004. The growth was primarily driven by increased surgeon demand for AlloDerm in complex hernia repair procedures. AlloDerm revenues increased 67% to $32.5 million in the six months ended June 30, 2005 compared to $19.5 million in the same period of 2004.

Orthopedic product revenue grew to $3.8 million for the six months ended June 30, 2005 from $2.7 million for the same period in 2004. This revenue growth resulted from increased demand for our GraftJacket products. GraftJacket revenues were $3.1 million in 2005 compared to $1.8 million in 2004.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 9% to $3.3 million in the six months ended June 30, 2005 compared to $3.7 million for the same period in 2004. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives, and we anticipate this trend to continue throughout 2005.

Our independent sales and marketing agents and distributors generated 21% of our total product revenue in the six months ended June 30, 2005 compared to 29% in 2004. Boston Scientific and Wright Medical represented 8% and 7%, respectively, of our total product revenues in 2005 compared to 13% and 7%, respectively, for the same period in 2004. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the six months ended June 30, 2005.

Research grant revenues, which totaled $551,000 in the first six months of 2005 compared to $1.1 million in 2004, decreased 48%. This decrease was primarily due to a decrease in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of June 30, 2005, approximately $1.3 million of approved grant funding was available to fund future research and development expenses through the end of 2005.

Cost of products sold for the six months ended June 30, 2005 was $12.7 million, or 30% of product revenues, compared to $8.6 million, or 31% of product revenue for the same period in 2004. The decrease in cost of products sold as a percentage of revenue was due to efficiencies gained through increased processing volume, partially offset by increased tissue recovery costs.

Total research and development expenses increased 42% to $4.7 million in the six months ended June 30, 2005 compared to $3.3 million for the same period in 2004. The increase was primarily attributable to: (i) increased payroll and related expenses resulting from increases in the scientific and technical staff, (ii) increased pre-clinical testing, (iii) increased outside testing and services and (iv) increased operating supplies. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leverage our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix. We plan to increase our research and development expenditures through the balance of 2005 and expect research and development spending for the full year to represent approximately 12% of product revenue.

General and administrative expenses increased 37% to $5.2 million in the six months ended June 30, 2005 compared to $3.8 million for the same period in 2004. The increase was primarily attributable to: (i) increases in payroll and related expenses associated with increased headcount and annual merit increases, (ii) professional fees, (iii) depreciation expense associated with a new fully integrated computer software system and (iv) an increase in insurance expense. For the remainder of 2005, general and administrative expenses are not expected to increase significantly from second quarter levels.

Selling and marketing expenses increased 14% to $11.4 million for the six months ended June 30, 2005 compared to $10.0 million for the same period in 2004. The increase was primarily attributable to: (i) an increase in professional fees for market research, (ii) selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and increased revenues and (iii) an increase in expenses for medical education programs. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $1.7 million and $2.2 million, respectively, in the six months ended June 30, 2005 and 2004. The decrease in agent fees resulted from a decline in revenue generated through our independent sales and marketing agents. For the balance of 2005, selling and marketing expenses are not expected to increase significantly from the first six months spending levels.

Interest and other income, net increased $228,000 in the six months ended June 30, 2005 compared to 2004. The net increase was due to an increase in interest income resulting from a higher level of average investments and higher rate of return.

The provision for income taxes was $3.2 million in the six months ended June 30, 2005 compared to $1.3 million in the same period in 2004. The effective tax rate was 35.8% and 40.0% for the first half of 2005 and 2004, respectively. During the second quarter of 2005, we recognized a non-cash income tax benefit resulting from a change in the projected tax rate that future year tax benefits are expected to be recovered or settled. The favorable impact of the tax benefit on net income in the first six months of 2005 was $296,000. Although we recorded a tax provision in the first half of 2005 and 2004, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. In the first six months of the year, we paid estimated federal alternative minimum taxes and state income taxes of $475,000.

Liquidity and Capital Resources

At June 30, 2005, we had $15.5 million in cash and cash equivalents and $20.2 million in short-term marketable securities. Working capital increased to $57.9 million at June 30, 2005 from $39.0 million at December 31, 2004. The increase in working capital resulted primarily from increases in cash and cash equivalents, short-term investments, accounts receivable, inventories and current deferred taxes, partially offset by an increase in accounts payable and accrued liabilities.

We generated $6.0 million of cash from operating activities for the six months ended June 30, 2005 compared to $3.2 million for the same period in 2004. The increase in cash from operating activities in 2005, as compared to 2004, was principally due to increases in net income and non-cash items, partially offset by an increase in inventories.

Capital expenditures were $1.1 million in the first six months of 2005 and consisted primarily of the purchase of manufacturing and computer equipment.

Our financing activities generated $3.7 million for the six months ended June 30, 2005 compared to $1.4 million for the same period in 2004. In both years, the cash generated from financing activities resulted from the exercise of common stock options. We had a $4 million revolving line of credit with a financial institution that expired in March 2005. After considering our anticipated near term cash requirements, we elected not to renew the credit facility.

The following table reflects a summary of our contractual cash obligations as of June 30, 2005:

	Payments Due by Period
	Total	Less than one year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in thousands)
Operating leases	$4,965	$906	$1,838	$1,838	$383
Total contractual cash obligations	$4,965	$906	$1,838	$1,838	$383

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Although we have entered into contracts for services, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty.

We believe that our current cash resources together with anticipated product revenues will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, we may need additional funds to meet our long-term strategic objectives. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants and we cannot assure that such financing will be extended on terms acceptable to us or at all.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at June 30, 2005 or 2004.

Item 4.	Controls and Procedures.

a.	Disclosure controls and procedures.

During the first six months of 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

b.	Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The previously reported complaint, filed in November 2003 in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The case was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, otherwise the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. We intend to vigorously defend against this action. The likelihood of an unfavorable outcome is unknown at this time however, we believe any potential losses resulting from this action would be covered by its insurance policies and our insurance carrier has assumed defense of such action.

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

LIFECELL CORPORATION

Date: July 27, 2005	By:	/s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2005	By:	/s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: July 27, 2005	By:	/s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)