Form 10-Q
period 2005-09-30
LIFECELL CORP
filed 2005-10-27
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

As of October 24, 2005, there were outstanding 32,731,000 shares of common stock, par value $.001, of the registrant.

Part I.	FINANCIAL INFORMATION

Item 1.  Financial Statements
LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$22,414	$10,084
Short-term investments	19,031	15,308
Receivables, less allowance of $184 in 2005 and $114 in 2004	12,821	9,240
Inventories	11,641	8,895
Prepayments and other	981	312
Deferred tax assets	8,725	3,501
Total current assets	75,613	47,340

Investments in marketable securities	--	1,694
Fixed assets, net	8,381	8,332
Deferred tax assets	12,027	14,201
Other assets, net	1,745	526
Total assets	$97,766	$72,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,723	$1,727
Accrued liabilities	7,294	6,702
Total current liabilities	12,017	8,429

Other liabilities	206	216

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 32,572,000 and 29,126,000 shares issued and outstanding in 2005 and 2004	32	29
Common stock warrants, 66,000 and 1,519,000 outstanding in 2005 and 2004	108	2,590
Additional paid-in capital	115,675	99,310
Accumulated other comprehensive income (loss)	--	4
Accumulated deficit	(30,272)	(38,485)
Total stockholders’ equity	85,543	63,448
Total liabilities and stockholders’ equity	$97,766	$72,093

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product revenues	$24,260	$14,947	$66,276	$42,745
Research grant revenues	272	670	823	1,728
Total revenues	24,532	15,617	67,099	44,473

Costs and expenses:
Cost of products sold	8,551	4,444	21,286	13,071
Research and development	3,013	2,260	7,699	5,563
General and administrative	3,170	1,896	8,334	5,653
Selling and marketing	6,230	5,214	17,635	15,252
Total costs and expenses	20,964	13,814	54,954	39,539

Income from operations	3,568	1,803	12,145	4,934

Interest and other income, net	302	52	614	136

Income before income taxes	3,870	1,855	12,759	5,070

Income tax provision, net	1,366	742	4,546	2,028

Net income	$2,504	$1,113	$8,213	$3,042

Net income per common share:
Basic	$0.08	$0.04	$0.27	$0.11
Diluted	$0.07	$0.03	$0.25	$0.10

Shares used in computing net income per common share:
Basic	31,720	28,448	30,459	27,191
Diluted	33,734	32,042	33,163	31,753

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$8,213	$3,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,007	1,748
Deferred taxes	4,119	1,802
Equity compensation	677	-
Provision for bad debt	98	4
Inventory write-off	1,402	-
Inventory net realizable value provision	655	57
Reserve for product returns	469
Deferred revenues	-	(130)
Deferred rent expense	(10)	33
Loss on disposal of fixed assets	-	8
Changes in operating assets and liabilities:
Receivables	(4,148)	(2,633)
Inventories	(4,803)	351
Prepayments and other	(669)	(120)
Accounts payable and accrued liabilities	3,588	2,340

Net cash provided by operating activities	11,598	6,502

Cash flows from investing activities:
Proceeds from maturities and sale of investments	6,870	6,138
Purchases of investments	(8,915)	(7,034)
Capital expenditures	(2,026)	(2,402)
Intangible assets	(1,250)	-

Net cash used by investing activities	(5,321)	(3,298)

Cash flows from financing activities:
Proceeds from exercise of common stock options	6,053	1,498

Net cash provided by financing activities	6,053	1,498

Net increase in cash and cash equivalents	12,330	4,702
Cash and cash equivalents at beginning of period	10,084	7,387

Cash and cash equivalents at end of period	$22,414	$12,089

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$13
Cash paid during the period for income taxes	$475	$220

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

The Company follows Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for equity-based awards issued to employees and directors. No stock-based compensation for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net income, as reported	$2,504	$1,113	$8,213	$3,042

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	436	-	436	-
Less: Total stock-based compensation expense determined under fair value based method for option awards, net of related tax effects	(1,076)	(365)	(2,106)	(1,068)
Net Income, Pro forma	$1,864	$748	$6,543	$1,974

Basic net income per common share
As reported	$0.08	$0.04	$0.27	$0.11
Pro forma	$0.06	$0.03	$0.21	$0.07

Diluted net income per common share
As reported	$0.07	$0.03	$0.25	$0.10
Pro forma	$0.06	$0.02	$0.20	$0.06

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

The Company will adopt SFAS 123R using the “modified prospective” method on January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for stock options awarded to employees and directors using APB Opinion 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall cash flows and financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Unprocessed tissue and materials	$5,734	$4,347
Tissue products in-process	1,954	1,956
Tissue products available for distribution	3,953	2,592
Total inventories	$11,641	$8,895

In September 2005, the Company placed tissue inventory from one tissue recovery organization on hold when internal quality processes raised questions about certain donor documentation. The Company has concluded that it is unlikely that it will resolve the donor documentation issues, and accordingly, it will not distribute any of the inventory that was placed on hold. As a result, the Company recorded a charge in the third quarter of approximately $1.4 million to write-off the full value of such inventory. Additionally, the Company commenced a voluntary recall of all product produced from tissue received from the same tissue recovery organization. The Company has established a reserve of $469,000 to cover estimated product returns and other costs related to the product recall.

4.	Fixed Assets

Fixed assets consist of the following:

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Machinery and equipment	$7,015	$5,914
Leasehold improvements	7,946	7,656
Computer equipment, furniture and fixtures	5,279	4,647
	20,240	18,217
Accumulated depreciation and amortization	(11,859)	(9,885)
Fixed assets, net	$8,381	$8,332

5.	Financing Arrangements and Long-Term Debt

The Company had a $4 million revolving line of credit with a financial institution that expired in March 2005. After considering the anticipated near term cash requirements, the Company elected not to renew the credit facility.

6.	Capital Stock, Options and Warrants

During the nine months ended September 30, 2005, the Company issued 3,446,000 shares of common stock resulting from stock option exercises and warrant exercises and restricted stock grants.

(common shares in thousands)
Stock option exercises	1,636
Warrant exercises	1,198
Restricted stock grants	612
Total common stock issued	3,446

In connection with the exercises, the Company received proceeds of $6.1 million. Warrant holders exercised warrants to purchase 1,453,000 shares of common stock through cashless exercises resulting in the issue of 1,198,000 shares of common stock.

In July 2005, the Company’s Board of Directors awarded 611,851 shares of restricted (nonvested) common stock to certain executive officers and senior managers. The shares, with a fair value of $10.3 million at the grant date, are subject to forfeiture to the extent that (i) the recipient’ service is terminated prior to the shares becoming vested or (ii) the recipient fails to achieve certain performance goals established by the Board of Directors. The Company will recognize compensation expense on a straight-line basis over the vesting period for each award. During the quarter ended September 30, 2005, the company recognized $677,000 of compensation expense related to these awards.

At the Company’s Annual Meeting of Stockholders held in July 2005, the stockholders approved the combination of, and amendment to, the Company’s existing 2003 Non-employee Director Stock Option Plan and 2000 Stock Option Plan, which resulted in one combined plan allowing for the grant of various types of equity awards to employees, directors and consultants. The stockholders also approved an increase in the number of shares available for issuance under the resulting stock option plan by 1.6 million shares.

7.	Income Taxes

The tax provision for the nine months ended September 30, 2005 and 2004 represents Federal and state income taxes at an effective rate of 35.6% and 40.0%, respectively. During the quarter and nine months ended September 30, 2005, the Company recognized non-cash income tax benefits resulting from a change in the projected tax rate that future year tax deferred income tax assets are expected to be recovered or settled. The favorable impact of the tax benefits on net income was $185,000 in the third quarter and $481,000 in the nine months ended September 30, 2005. Additionally, in the nine months ended September 30, 2005 and 2004, the Company recognized $7,157,000 and $678,000, respectively, of deferred tax assets related to the exercise of employee stock options, which were recorded as a direct credit to stockholder’s equity.

8.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars and shares in thousands, except per share data)
Net income	$2,504	$1,113	$8,213	$3,042

Weighted average common shares outstanding	31,720	28,448	30,459	27,191
Denominator for basic net income per common share	31,720	28,448	30,459	27,191

Effect of dilutive securities:
Series B preferred stock assuming conversion	-	-	-	1,107
Restricted Stock	127	-	42	-
Warrants	51	1,502	639	1,468
Common stock options	1,836	2,092	2,023	1,987
Denominator for diluted net income per common share	33,734	32,042	33,163	31,753

Basic net income per common share	$0.08	$0.04	$0.27	$0.11

Diluted net income per common share	$0.07	$0.03	$0.25	$0.10

The calculation of net income per share for the quarters ended September 30, 2005 and 2004 excludes potentially dilutive common stock equivalents of 22,000 in 2005 and 67,000 in 2004. The calculation of net income per share for the nine months ended September 30, 2005 and 2004 excludes potentially dilutive common stock equivalents of 103,000 in 2005 and 209,000 in 2004. These common stock equivalents, which consisted of common stock options and warrants outstanding, were not included in the calculation of the net income common per share because their inclusion would be antidilutive.

9.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Net income	$2,504	$1,113	$8,213	$3,042
Change in net unrealized holding loss on available for sale investments	(7)	5	(4)	(10)
Comprehensive income	2,497	1,118	8,209	3,032

10.	Commitments and Contingencies

Litigation

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter is a product liability action for personal injury damages allegedly arising from the use of one of the Company’s products. The case was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, otherwise the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. The Company intends to vigorously defend against this action. The likelihood of an unfavorable outcome is unknown at this time however, the Company believes any potential losses resulting from this action would be covered by its insurance policies and the Company’s insurance carrier has assumed defense of such action. As a result, the Company does not believe that an unfavorable outcome will have a material adverse effect on the results of operations, cash flows and financial position.

The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover any claims incurred by the Company or that the type of claims will be covered by the terms of insurance coverage.

FDA Matters

The Company believes that its human tissue-based products generally satisfy the FDA’s requirements to be considered eligible for regulation as human cellular and tissue based products, which the FDA calls "HCT/Ps. In September 2004, the FDA notified the Company that they believe one of its products, AlloCraftDBM, does not meet the criteria for regulation as an HCT/P, and it is most properly regulated as a medical device. Although the Company disagrees with the FDA's legal position, on September 30, 2005, the Company filed a submission with the FDA requesting premarket clearance of AlloCraftDBM as a medical device.  The submission is under FDA review.  There is no guarantee that the FDA will refrain from enforcement action during the time that we are seeking clearance.  The FDA could require us to cease marketing and/or recall product already sold until the FDA clearance or approval is obtained. The FDA could also seek to impose enforcement sanctions against us for marketing this product without such FDA authorization. If the FDA requires us to cease marketing, it may impair the carrying value of AlloCraftDBM inventory on hand, resulting in a charge to results of operations in that period. At September 30, 2005, AlloCraftDBM represented $477,000 of the Company’s total inventory. Revenue from AlloCraftDBM was $1.2 million for the nine months ended September 30, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read in conjunction with the Financial Statements and Notes included in Part I. “Financial Information”.

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as “may,” “will,” “should,” “plan,” “expect,” “anticipate,” “estimate,” and similar words, although some forward-looking statements are expressed differently. Forward-looking statements represent our management’s judgment regarding future events. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. All statements other than statements of historical fact included in this report regarding our financial position, business strategy, products, products under development and clinical trials, markets, budgets, plans, regulatory matters or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” and “Critical Accounting Policies / Estimates” detailed in our annual report on form 10-K for the year ended December 31, 2004 and other reports filed with the Securities and Exchange Commission.

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

Critical Accounting Policies / Estimates

For the period ended September 30, 2005, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2004.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Total revenues for the three months ended September 30, 2005 increased 57% to $24.5 million compared to $15.6 million for the same period in 2004. The increase was attributable to a 62% increase in product revenues to $24.3 million in the current period as compared to $14.9 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 73% to $20.5 million in the three months ended September 30, 2005 compared to $11.9 million in 2004. The growth was primarily driven by increased surgeon demand for AlloDerm in complex hernia repair procedures. AlloDerm revenues increased 76% to $19.3 million in the three months ended September 30, 2005 compared to $11.0 million in the same period of 2004.

Orthopedic product revenue grew to $2.0 million for the three months ended September 30, 2005 from $1.6 million for the same period in 2004. This revenue growth resulted from increased demand for our GraftJacket products. GraftJacket revenues were $1.5 million in 2005 compared to $1.1 million in 2004.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased 19% to $1.8 million in the three months ended September 30, 2005 compared to $1.5 million for the same period in 2004. The growth was driven by demand for Repliform in pelvic floor repair procedures.

Our independent sales and marketing agents and distributors generated 19% of our total product revenue in the three months ended September 30, 2005 compared to 26% in 2004. Boston Scientific and Wright Medical represented 7% and 6%, respectively, of our total product revenues in the third quarter of 2005 compared to 10% and 7%, respectively, for the same period in 2004. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended September 30, 2005.

Research grant revenues, which totaled $272,000 in the third quarter of 2005 compared to $670,000 in 2004, decreased 59%. This decrease was primarily due to a decrease in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred.

Cost of products sold for the three months ended September 30, 2005 was $8.6 million, or 35% of product revenues, compared to $4.4 million, or 30% of product revenue for the same period in 2004. The increase in cost of products sold as a percentage of revenue was due to a $1.4 million write-off of inventory. In September 2005, we placed tissue inventory from one tissue recovery organization on hold when internal quality processes raised questions about certain donor documentation. We have concluded that it is unlikely that we will resolve the donor documentation issues, and accordingly we will not distribute any of the inventory that was placed on hold or recovered as part of the recall. As a result, we recorded a charge in the third quarter of $1.4 million to write-off the full value of such inventory. Additionally, we commenced a voluntary recall of product produced from tissue received from the same tissue recovery organization. We have established a reserve of $469,000 to cover estimated product returns and other costs related to the product recall.

Total research and development expenses increased 33% to $3.0 million in the three months ended September 30, 2005 compared to $2.3 million for the same period in 2004. The increase was primarily attributable to: (i) increased pre-clinical testing, (ii) increased payroll and related expenses resulting from additions to the scientific and technical staff, and (iii) a $200,000 payment to acquire certain technology licensing rights. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leverage our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

General and administrative expenses increased 67% to $3.2 million in the three months ended September 30, 2005 compared to $1.9 million for the same period in 2004. The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount, annual merit increases and expense associated with the issuance of restricted stock, (ii) increases in professional fees, (iii) depreciation expense associated with a new fully integrated computer software system and (iv) an increase in insurance expense.

Selling and marketing expenses increased 19% to $6.2 million for the three months ended September 30, 2005 compared to $5.2 million for the same period in 2004. The increase was primarily attributable to: (i) payroll and related expenses associated with increased marketing headcount, annual merit increases and expense associated with the issuance of restricted stock, (ii) selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and increased revenues and (iii) an increase in professional fees for market research. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agency fees of $805,000 and $874,000, respectively, in the three months ended September 30, 2005 and 2004. Agency fees decreased because one of our independent sales and marketing agents changed from an agency relationship to a distributor relationship.

Interest and other income, net increased $250,000 in the three months ended September 30, 2005 compared to 2004. The net increase was due to an increase in interest income resulting from a higher level of average investments and higher rate of return.

The provision for income taxes was $1.4 million in the quarter ended September 30, 2005 compared to $742,000 in the same period in 2004. During the third quarter of 2005, we recognized a non-cash income tax benefit resulting from a change in the projected tax rate that future year tax benefits are expected to be recovered or settled. The favorable impact of the tax benefit on net income in the third quarter was $185,000, which reduced our effective tax rate in the quarter.

Nine Months Ended September 30, 2005 and 2004

Total revenues for the nine months ended September 30, 2005 increased 51% to $67.1 million compared to $44.5 million for the same period in 2004. The increase was primarily attributable to a 55% increase in product revenues to $66.3 million in the current period as compared to $42.7 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 66% to $55.4 million in the nine months ended September 30, 2005 compared to $33.3 million in 2004. The growth was primarily driven by increased surgeon demand for AlloDerm in complex hernia repair procedures. AlloDerm revenues increased 70% to $51.8 million in the nine months ended September 30, 2005 compared to $30.5 million in the same period of 2004.

Orthopedic product revenue grew to $5.8 million for the nine months ended September 30, 2005 from $4.3 million for the same period in 2004. This revenue growth resulted from increased demand for our GraftJacket products. GraftJacket revenues were $4.6 million in 2005 compared to $2.9 million in 2004.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 1% to $5.1 million in the nine months ended September 30, 2005 compared to $5.2 million for the same period in 2004. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives, but has been partially offset by increased demand for Repliform in pelvic floor procedures.

Our independent sales and marketing agents and distributors generated 20% of our total product revenue in the nine months ended September 30, 2005 compared to 28% in 2004. Boston Scientific and Wright Medical represented 8% and 7%, respectively, of our total product revenues in 2005 compared to 12% and 7%, respectively, for the same period in 2004. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the nine months ended September 30, 2005.

Research grant revenues, which totaled $823,000 in the first nine months of 2005 compared to $1.7 million in 2004, decreased 52%. This decrease was primarily due to a decrease in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of September 30, 2005, approximately $1.1 million of approved grant funding was available to fund future research and development expenses through the end of 2006.

Cost of products sold for the nine months ended September 30, 2005 was $21.3 million, or 32% of product revenues, compared to $13.1 million, or 31% of product revenue for the same period in 2004. Cost of products sold includes the impact of a $1.4 million inventory write-off in the third quarter of 2005 as described above. The increase in cost of products sold as a percentage of revenue was due to the inventory write-off and increased tissue recovery costs, partially offset by efficiencies gained through increased processing volume. In addition, we established a reserve of $469,000 to cover estimated product returns and other costs related to the product recall.

Total research and development expenses increased 38% to $7.7 million in the nine months ended September 30, 2005 compared to $5.6 million for the same period in 2004. The increase was primarily attributable to: (i) increased payroll and related expenses resulting from increases in the scientific and technical staff, (ii) increased pre-clinical testing, (iii) increased outside testing and services and (iv) increased operating supplies. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leverage our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix. We plan to increase our research and development expenditures through the balance of 2005 and expect research and development spending for the full year to represent approximately 12% of product revenue.

General and administrative expenses increased 47% to $8.3 million in the nine months ended September 30, 2005 compared to $5.7 million for the same period in 2004. The increase was primarily attributable to: (i) increases in payroll and related expenses associated with increased headcount, annual merit increases and expense associated with the issuance of restricted stock, (ii) professional fees, (iii) depreciation expense associated with a new fully integrated computer software system and (iv) an increase in insurance expense. For the fourth quarter of 2005, general and administrative expenses are not expected to increase significantly from third quarter levels.

Selling and marketing expenses increased 16% to $17.6 million for the nine months ended September 30, 2005 compared to $15.3 million for the same period in 2004. The increase was primarily attributable to: (i) selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and increased revenues, (ii) an increase in professional fees for market research, (iii) payroll and related expenses associated with increased marketing headcount, annual merit increases and expense associated with the issuance of restricted stock, and (iv) an increase in expenses for medical education programs. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agency fees of $2.5 million and $3.0 million, respectively, in the nine months ended September 30, 2005 and 2004. Agency fees decreased because one of our independent sales and marketing agents changed from an agency relationship to a distributor relationship. For the fourth quarter of 2005, selling and marketing expenses are expected to increase from the first nine months spending levels due to a planned expansion of the direct sales force.

Interest and other income, net increased $478,000 in the nine months ended September 30, 2005 compared to 2004. The net increase was due to an increase in interest income resulting from a higher level of average investments and higher rate of return.

The provision for income taxes was $4.5 million in the nine months ended September 30, 2005 compared to $2.0 million in the same period in 2004. The effective tax rate was 35.6% and 40.0% for the first nine months of 2005 and 2004, respectively. During the first nine months of 2005, we recognized a non-cash income tax benefit resulting from a change in the projected tax rate that future year tax benefits are expected to be recovered or settled. The favorable impact of the tax benefit on net income in the first nine months of 2005 was $481,000. Although we recorded a tax provision in the first nine months of 2005 and 2004, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. In the nine months of the year, we paid estimated federal alternative minimum taxes and state income taxes of $475,000.

Liquidity and Capital Resources

At September 30, 2005, we had $22.4 million in cash and cash equivalents and $19.0 million in short-term marketable securities. Working capital increased to $63.6 million at September 30, 2005 from $38.9 million at December 31, 2004. The increase in working capital resulted primarily from increases in cash and cash equivalents, short-term investments, accounts receivable, inventories and current deferred taxes, partially offset by an increase in accounts payable and accrued liabilities.

We generated $11.6 million of cash from operating activities for the nine months ended September 30, 2005 compared to $6.5 million for the same period in 2004. The increase in cash from operating activities in 2005, as compared to 2004, was principally due to increases in net income and non-cash items. Such increases were partially offset by a planned increase in inventories to support anticipated growth and a normal increase in receivables associated with higher revenue. Although we recorded a tax provision in the first nine months of 2005 and 2004, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire.

Capital expenditures were $2.0 million in the first nine months of 2005 and consisted primarily of the purchase of manufacturing and computer equipment. In addition, we acquired certain technological licensing rights for $1.3 million.

Our financing activities generated $6.1 million for the nine months ended September 30, 2005 compared to $1.5 million for the same period in 2004. In both years, the cash generated from financing activities resulted from the exercise of common stock options. Additionally, in the first nine months of 2005, we realized $7.2 million in Federal and state income tax deductions from the exercise of stock options, which can be used to reduce future income tax liabilities. We had a $4 million revolving line of credit with a financial institution that expired in March 2005. After considering our anticipated near term cash requirements, we elected not to renew the credit facility.

The following table reflects a summary of our contractual cash obligations as of September 30, 2005:

	Payments Due by Period
	Total	Less than one year	1 to 3 years	4 to 5 years	After 5 years
	(dollars in thousands)
Operating leases	$4,743	$914	$1,838	$1,838	$153
Licensing agreement	2,000	250	500	500	750
Total contractual cash obligations	$6,743	$1,164	$2,338	$2,338	$903

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

We believe that our current cash resources together with anticipated product revenues will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, we may determine in the future that we require additional funds to meet our long-term strategic objectives. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants and we cannot assure that such financing will be extended on terms acceptable to us or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at September 30, 2005 or 2004.

Item 4.  Controls and Procedures.

a.	Disclosure controls and procedures.

During the first nine months of 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, the Company issued 5,913 shares of Common Stock that were not registered under the Securities Act of 1933, as amended (the “Act”). The shares were issued in September 2005 pursuant to cashless net exercise provisions of the Company’s Common Stock Purchase Warrants issued in October 2000. The exercise price of the warrants was $5.00 per share, so that upon the exercise of 7,500 warrants in September 2005 (when the 10 day average closing price of a share of Common Stock was $23.63 per share), 5,913 net shares were issued.

The holder of the warrants which were exercised, is an accredited investor, and the exercise was exempt from the registration provisions of the Act by reason of Section 4(2) of the Act and Regulation D promulgated thereunder.

Item 4.  Submission of Matters to A Vote of Security Holders.

An Annual Meeting of Stockholders was held on July 19, 2005. The directors elected at the annual meeting were: Paul G. Thomas, Michael E. Cahr, David Fitzgerald, James G. Foster and Martin P. Sutter. All of our directors hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

(i)	With respect to the election of Directors the persons named below received the following number of votes:

Name	Votes For	Votes Withheld
Paul G. Thomas	24,994,379	1,722,922
Michael E. Cahr	24,328,237	2,389,064
David Fitzgerald	25,614,205	1,103,097
James G. Foster	25,625,725	1,091,576
Martin P. Sutter	25,937,854	779,448

(ii)
With respect to a proposal to approve the combination of, and amendment to LifeCell’s existing 2003 Non-Employee Director Stock Option Plan and 2000 Stock Option Plan, which would result in one combined Equity Compensation Plan allowing for the grant of various types of equity awards to employees, directors and consultants, the votes cast were; 16,459,568 voted in favor, 3,524,705 voted against, and 44,276 votes abstained from voting on the proposal.

(iii)
With respect to a proposal to approve an increase the number of shares of LifeCell common stock of reserved for issuance under the combined Equity Compensation Plan, the votes cast were; 15,726,704 voted in favor, 4,271,800 voted against, and 30,046 votes abstained from voting on the proposal.

(iv)
With respect to a proposal to ratify the appointment of Pricewaterhouse Coopers LLP as independent registered public accounting firm for the Company for the year ending December 31, 2005, the votes cast were; 26,636,850 voted in favor, 56,842 voted against, and 23,609 votes abstained from voting on the proposal.

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

LIFECELL CORPORATION

Date: October 26, 2005	By: /s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2005	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: October 26, 2005	By: /s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)