Form 10-K
period 2005-12-31
LIFECELL CORP
filed 2006-03-08
CIK 849448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to __________

Commission file number: 0-19890

LifeCell Corporation
(Exact name of registrant as specified in its charter)

Delaware	76-0172936
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

One Millennium Way, Branchburg, New Jersey 08876
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(908) 947-1100

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒. No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒. No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

The aggregate market value of voting Common Stock held by non-affiliates of registrant, based upon the last sale price of the Common stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2005 was approximately $491,600,000.

The number of shares of registrant’s Common Stock outstanding as of March 1, 2006: 33,248,000.

PART I

This Annual Report on Form 10-K contains, in addition to historical information, “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See “Business—Special Note Regarding Forward-Looking Statements.”

Item 1.	Business

GENERAL
We develop and market human-derived tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects. Our patented technology produces a unique regenerative human tissue matrix -- a complex three-dimensional structure that contains vascular channels, proteins and growth factor binding sites -- that provides a template for the regeneration of normal human tissue. Our current products include: AlloDerm®, for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra®, a particulate form of AlloDerm suitable for injection; GraftJacket® and GraftJacket Xpress, for orthopedic applications and lower extremity wounds; AlloCraft™DBM, for bone grafting procedures; and Repliform®, for urogynecologic surgical procedures. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources.

We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986. Our address is One Millennium Way, Branchburg, New Jersey 08876, our phone number is (908) 947-1100, and our website address is www.lifecell.com. The information contained on our website does not constitute a part of this report.

TECHNOLOGY
Our patented tissue processing technology produces a unique regenerative tissue matrix - a complex three-dimensional structure that contains proteins, growth factor binding sites and vascular channels - that provides a template for the regeneration of normal human tissue. To date, our product development programs have been generated from the following proprietary technologies:

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

We believe our tissue matrix technology offers the following important benefits:

Natural Tissue Regeneration. Tissue grafts produced with our tissue matrix technology retain the structural and biochemical properties that support normal cell repopulation and normal soft tissue regeneration. In addition, in our pre-clinical studies with dermis and other tissues including heart valve leaflets, nerve connective tissue grafts and vascular grafts processed using our technology, we have shown that such tissues can be remodeled by the recipient’s own cells and eventually become the recipient’s own tissue.

Multiple Potential Applications. We believe that our tissue matrix technology has the potential to generate additional products with multiple clinical applications. In addition to the current commercial applications of our proprietary tissue products, we believe that these products may provide additional benefits in other clinical applications.

Safety. Our processed human tissue products have a proven safety record of over ten years and with over 800,000 tissue grafts processed and distributed to date. There are several elements to the safety profile of our tissue products, some of which are related to donor eligibility, including donor blood testing for infectious diseases. In addition, LifeCell’s tissue processing adds significantly to the safety profile of the product, including substantially reducing the potential for viral contamination. LifeCell’s acellular process and patented preservation methodology have been shown in testing to reduce certain viruses by more than 99%. In addition to viral safety, both incoming tissue and final products are screened and are negative for microbial pathogens. Lastly, LifeCell adheres to a stringently controlled and documented quality system that we believe meets regulatory requirements.

Prolonged Shelf Life. Our tissue matrix technology allows extended storage and ease of transportation of products. AlloDerm, Repliform, Cymetra, GraftJacket and GraftJacket Xpress can be stored at normal refrigerated temperatures for up to two years. In contrast, traditionally processed skin allografts require low temperature (-80°C) storage and shipping with dry ice. AlloCraft DBM can be stored at ambient temperature for up to two years.

Compatibility with Other Technologies. Human tissues processed with our technology retain important biochemical components, such as collagens, proteoglycans and hyaluronic acid. These biochemical components bind growth factors and interact with cells that are involved in tissue regeneration. Therefore, we believe it may be possible to use our technology to develop tissue-based delivery vehicles for these factors and cells.

PRODUCTS

Reconstructive Tissue Products

AlloDerm Regenerative Tissue Matrix
AlloDerm is donated human cadaveric skin that has been processed with our tissue matrix technology. We believe that AlloDerm is the only human tissue product on the market today that supports the regeneration of normal human soft tissue. Following transplant, AlloDerm is revascularized (i.e., blood supply is restored) and repopulated with the patient’s own cells becoming engrafted into the patient. AlloDerm is a versatile scaffold and has multiple surgical applications.

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

In these procedures, alternatives to using processed human cadaveric skin include autologous tissue, synthetic and biosynthetic materials. We believe the disadvantages of using autologous tissue are the creation of a separate donor site wound and the associated pain, morbidity and scarring from this additional wound. We believe the disadvantages of using synthetic materials are the susceptibility of synthetics to infection, encapsulation (scarring), the graft moving away from the transplanted area (mobility), and erosion of the graft through the skin (extrusion). Some biosynthetic materials may include bovine collagen, that requires patient sensitivity testing.

AlloDerm was first used in 1994 for the treatment of third-degree and deep second-degree burns requiring skin grafting to replace lost dermis. The use of AlloDerm in burn grafting has clinically shown performance equivalent to autograft in reducing the occurrence and effects of scar contracture, the progressive tightening of scar tissue that can cause joint immobility, while significantly reducing donor site trauma. We believe that AlloDerm provides significant therapeutic value when used in burn grafting over a patient’s mobile joints.

Today, AlloDerm is predominately used as a subcutaneous implant for the replacement of soft tissue in general surgical procedures, head and neck reconstructive procedures and in reconstructive surgical procedures in various areas of the body. For example, in surgical repair of abdominal wall defects, AlloDerm is used to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofascial tissue. We believe that AlloDerm provides a novel alternative to synthetic materials and autologous tissue because of its unique functional, biomechanical and regenerative properties. AlloDerm is also used in cancer reconstruction procedures, including breast reconstruction following mastectomy procedures.

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

Orthopedic Tissue Repair Products

GraftJacket Regenerative Tissue Matrix
GraftJacket is the trade name for our proprietary tissue products intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures, such as for rotator cuff tendon reinforcement. GraftJacket and GraftJacket Xpress are also used by podiatrists for the treatment of lower extremity wounds. Wright Medical is our exclusive distributor for GraftJacket in the United States.

AlloCraft DBM
AlloCraft DBM is a proprietary human tissue-based bone-grafting product that combines demineralized bone and micronized acellular dermal matrix to form a putty. AlloCraft DBM is intended to promote bone formation through revascularization and ultimately repopulation of the implant site with bone forming cells. Stryker Corporation is our exclusive distributor for AlloCraft DBM in the United States.

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

INDUSTRY AND MARKET DATA

The table below contains estimated market data for our major product applications in the United States. The estimates were derived from statistical data, market research, company estimates, industry publications and other publicly available information. While we believe that the data sources we used to develop our target market estimates are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information. Additionally, we have not sought consent to identify the sources of such information in our report.

Product / Clinical Applications	Targeted U. S. Annual Procedures (1)	Revenue per Procedure (2)
AlloDerm
Head and neck	70,000	$200 - $800
Abdominal wall	135,000	$1,300 - $6,500
Breast reconstruction	55,000	$1,400 - $1,900
Repliform
Bladder sling	100,000	$300 - $600
Pelvic floor reconstruction	55,000	$600 - $1,200
GraftJacket
Tendon and ligament repair	220,000	$350 - $1,100
Lower extremity wounds	200,000	$400 - $600
AlloCraft DBM
Spine procedures	200,000	$400 - $650

1.	The targeted annual procedures represent our estimate of the number of procedures in the United States where our products could be used, not the actual number of procdures where our products are used.
2.	Revenue per procedure represents our estimate of the product revenue per procedure that could be recognized by us in each of the targeted applications.

MARKETING AND DISTRIBUTION
We currently market AlloDerm in the United States for plastic reconstructive, general surgical and burn applications through our direct sales and marketing organization. Our direct sales and marketing representatives also market Cymetra to hospital-based surgeons. As of December 31, 2005, we had a sales, marketing and customer service staff of 74 persons, including 54 domestic sales personnel. Our sales representatives are responsible for interacting with plastic surgeons, general surgeons, ear, nose and throat surgeons and burn surgeons to educate them regarding the use and potential benefits of AlloDerm and Cymetra. We also participate in numerous national fellowship programs, national and international conferences and trade shows, and we participate in or fund certain educational symposia.

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

TISSUE PROCUREMENT
We receive donated human cadaveric tissue from tissue banks and organ procurement organizations in the United States that are subject to Federal and state regulations. In addition, we require supplying tissue banks and organ procurement organizations to comply with voluntary procedural guidelines outlined by the American Association of Tissue Banks (“AATB”). The AATB is recognized for the development of industry standards and its program of inspection and accreditation. The AATB provides a standards-setting function and has procedures for accreditation similar to the International Standards Organization (“ISO”) standards. We are accredited by the AATB.

In 2005, we obtained all of our donated human cadaveric tissue from approximately 40 tissue banks and organ procurement organizations. We believe that we have established adequate sources of donated human tissue to satisfy the expected demand for our products in the foreseeable future. Although we have not experienced any material difficulty in procuring adequate donated cadaveric tissue, there is a risk that the future availability of donated human tissue will not be sufficient to meet our demand.

Government Regulation

Overview
Government regulation, both domestic and foreign, is a significant factor in the processing, marketing and distribution of our current products and products that we are developing. In the United States, our human tissue products are subject to regulation by the U.S. Food and Drug Administration (“FDA”). The FDA administers the Federal Food, Drug and Cosmetics Act (“FDC Act”) and the Public Health Service Act (“PHS Act”). These statutes and implementing regulations govern the design, testing, manufacturing, labeling, storage, record keeping, approval, advertising and promotion of our products.

The FDA does not apply a single regulatory scheme to human tissues and products derived from human tissue. On a case-by-case basis, the FDA may choose to regulate such products solely as human tissue if certain requirements are met. Our AlloCraft DBM product is regulated as a medical device. If the applicable requirements are not met, the FDA will generally regulate such products as medical devices or biologics. We do not have any products subject to regulation as biologics.

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

Whether regulated as human tissue, a medical device or a biologic product, once our products are on the market, they are subject to pervasive and continuing regulation by the FDA. We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements. The FDA may impose a wide range of enforcement sanctions if we fail to comply, including:

•	fines;	•	total or partial suspension of production;

•	injunctions;	•	refusal of the government to authorize the marketing of new products or to allow us to enter into supply contracts; and

•	civil penalties;

•	recall or seizure of our products;	•	criminal prosecution

FDA’s Human Tissue Regulation

The FDA’s regulatory requirements for human tissue are complex and constantly evolving.  In 2001, the FDA issued a final rule requiring manufacturers of human cellular and tissue-based products, which the FDA calls "HCT/Ps," to register their establishments and list their products with the FDA. The 2001 final rule sets forth the FDA’s test for determining whether an HCT/P is eligible for tissue regulation (as opposed to medical device or biologic regulation). The FDA will apply human tissue regulation to an HCT/P that is: (i) minimally manipulated; (ii) intended for homologous use; (iii) is not combined with a device, drug or biologic (with limited exceptions); and (iv) does not have a systemic effect and is not dependent upon metabolic activity for its primary function. HCT/Ps generally may be commercially distributed without prior FDA clearance or approval.

The FDA has issued final regulations requiring tissue donors to be screened and tested for relevant communicable diseases and requiring manufacturers of HCT/Ps to follow good tissue practice (“GTP”) in their recovery, processing, storage labeling, packaging and distribution of HCT/Ps in order to prevent the introduction, transmission or spread of communicable diseases. These regulations, which took effect in May 2005, have subjected us to significant and more costly regulatory requirements. Moreover, the FDA has the authority to inspect our facilities and to detain, recall or destroy our products and order us to cease manufacturing if we fail to comply with these requirements.

During September 2005, we initiated a voluntary product recall of certain AlloDerm, Repliform and GraftJacket products from the marketplace when our internal quality control processes raised questions about the donor documentation received from one tissue bank, Biomedical Tissue Services (“BTS”), that supplied tissue to us. The donor documentation in question was used for donor screening to determine whether risk factors for communicable disease existed. We promptly notified the FDA and all relevant hospitals and medical profesionals who received products produced by us from tissue received from BTS. Upon subsequent investigation, the FDA determined that patients who received tissue implants prepared from BTS donors may be at heightened risk of communicable disease transmission, and recommended that patients receive appropriate infectious disease testing. We have been working in close cooperation with the FDA to execute the product recall and set up a LifeCell-sponsored patient testing program. We have not received any donor tissue from BTS since the product recall was initiated in September 2005. In January 2006, the FDA issued an order to BTS to cease its tissue operations.

FDA Status of Our Products

The FDA permits companies to make their own initial determination regarding the regulatory status of their products. Such determinations are subject to FDA review at any time. We believe that our AlloDerm, Repliform, Cymetra and GraftJacket products generally satisfy the FDA’s requirements to be considered “HCT/Ps” eligible for regulation solely as human tissue. Accordingly, we have not obtained prior FDA clearance or approval for commercial distribution of these products. Nevertheless, because we believe our products meet the definition of an HCT/P, we must comply with the FDA’s donor screening, infectious disease testing, record maintenance, establishment registration, product listing and GTP requirements. AlloCraft DBM is regulated as a medical device and received 510(k) clearance from the FDA in December 2005.

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

In 2002, we commenced commercial distribution of GraftJacket without seeking prior FDA clearance or approval. GraftJacket is the trade name given to AlloDerm when it is labeled for use in repairing damaged or inadequate integumental tissue in orthopedic surgery.

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

In 2004, the FDA agreed to reconsider its GraftJacket determination in light of additional information that we submitted. In these submissions, we requested reconsideration of the FDA’s decision, proposed certain labeling changes to GraftJacket to address the FDA’s December 8, 2003 letter, and explained why we believe that the FDA should accord HCT/P status to GraftJacket for rotator cuff repair and periosteum replacement. In May 2004, the FDA responded in writing indicating that GraftJacket for these purposes would be regulated as an HCT/P if labeled and advertised as described in our submissions and subject to certain additional requested labeling changes. In September 2004 we submitted revised labeling to the FDA for their review, and they indicated their concurrence with the revised labeling.

In 2003, we commenced commercial distribution of AlloCraft DBM without obtaining FDA clearance or approval based upon on our belief that AlloCraft DBM was eligible for regulation solely as an HCT/P. In September 2004, the FDA notified us by written decision that after reviewing promotional materials for AlloCraft DBM, they believe that it did not meet the criteria for regulation as an HCT/P. In its letter to us, the FDA requested that we promptly file a Request for Designation, or RFD, to initiate a proceeding in which the FDA would determine the proper classification and associated pre-market requirements. We filed a preliminary RFD and met with the FDA in an informal exchange of our respective positions. At such time we presented our position as to why AlloCraft DBM met the definition of an HCT/P. The FDA rejected our position and asserted that they believed that AlloCraft DBM is most properly regulated as a medical device (and not as a drug or biologic). Although we believe that our legal position was correct, in September 2005 we filed a 510(k) submission to seek clearance for AlloCraft DBM to be regulated as a medical device and in December 2005 we received notification from the FDA that our product was cleared.

FDA Medical Device Regulation

A medical device generally may be marketed in the United States only with the FDA’s prior authorization. Devices classified by the FDA as posing less risk are placed in class I or class II. Class II devices (and some class I devices) generally require the manufacturer to seek “510(k) clearance”, from the FDA prior to marketing by filing a "premarket notification," unless the device is exempted from this requirement by regulation. Such clearance generally is granted based upon a finding that a proposed device is substantially equivalent in intended use and safety and effectiveness to a predicate device, which is a legally marketed class I or II device that already has 510(k) clearance or that is a pre-amendment class III device (in commercial distribution prior to May 28, 1976 and for which the FDA has not called for PMA applications (defined below)). No assurance can be given that any medical device will ultimately receive 510(k) clearance. Even if a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in the intended use of the device, will require a new 510(k) submission or, possibly, a PMA application. In addition to 510(k) clearance requirements, class II devices can be subject to special controls (e.g., performance standards, post market surveillance, patient registries and FDA guidelines) that do not apply to class I devices.

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

A clinical study in support of a PMA application or 510(k) submission for a “significant risk” device requires an Investigational Device Exemption (“IDE”) application approved in advance by the FDA for a limited number of patients. The IDE application must be supported by appropriate data, such as animal and laboratory testing results. The clinical study may begin only with approval from the FDA and the appropriate Institutional Review Board (“IRB”) at each clinical study site. If the device presents a “non-significant risk” to the patient, a sponsor may begin the clinical study after obtaining IRB approval without the need for FDA approval. In all cases, the clinical study must be conducted under the auspices of an IRB pursuant to the FDA’s regulatory requirements intended for the protection of subjects and to assure the integrity and validity of the data.

Medical device products, such as AlloCraft DBM, are subject to pervasive and continuing postmarket regulation, including labeling regulations, QSR, Medical Device Reporting (“MDR”) regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products) and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses.

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

Other Regulation

A few, but increasing number of states including Florida, California, New York and Maryland impose their own regulatory requirements on transplanted human tissue. Noncompliance with state requirements may include some or all of the risks associated with noncompliance with FDA regulation, as well as other risks.

We are also subject to various federal, state and local laws, regulations and requirements relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with our research and development work.

International Regulation

The regulation of our products outside the United States varies by country. Certain countries regulate our human tissue products as a pharmaceutical product, requiring us to make extensive filings and obtain regulatory approvals before selling our product. Certain countries classify our products as human tissue for transplantation, but may restrict its import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to our products, creating uncertainty as to what standards we may be required to meet.

A limited amount of our human tissue products are currently distributed in several countries internationally. Additionally, we may pursue clearance to distribute our products in certain other countries in the future. The uncertainty of the regulations in each country may delay or impede the marketing of our products in the future or impede our ability to negotiate distribution arrangements on favorable terms. Certain foreign countries have laws similar to NOTA. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

RESEARCH AND DEVELOPMENT
Our research and development is focused on leveraging our core understanding of tissue and cellular engineering technology in order to develop biosurgery products that fulfill unmet clinical needs. Our strategy balances our investment in research among short-, mid- and long-term programs aimed at enhancing our current products and ensuring a future stream of innovative new products. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biosurgery market. Such programs include the investigation of novel biomaterials, alone or in combination with our regenerative tissue matrix. Products that we develop in the future may be regulated by the FDA as HCT/P’s, medical devices or biologics.

Our research activities are funded by current operations as well as research grants obtained through external organizations, including the National Institutes of Health and the Department of Defense. Our research and development costs in 2005, 2004 and 2003 for all programs were approximately $10.3 million, $7.9 million and $5.4 million, respectively. Research grant revenues recognized during 2005, 2004 and 2003 were $1.1 million, $2.4 million and $1.7 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

At December 31, 2005, we had approximately $1.9 million of approved grant funding available to fund future research. We continue to seek additional grant funding for our research programs. Generally, we have the right to patent any technologies developed from government grants and contract funding, subject to the United States government’s right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS
Our ability to compete effectively with other companies is dependent materially upon the proprietary nature of our technologies. We rely primarily on patents, trade secrets and confidentiality agreements to protect our technologies.

Three primary families of patents and patent applications protect our technology. Two United States patents cover methods of producing our tissue-based products and products made by some of these methods. Nine additional United States patents and seven pending United States patent applications supplement these patents and cover methods and apparatus for preparation and freeze-drying without the damaging effects of ice crystal formation. Six United States patents and two pending United States patent applications cover methods of extending the shelf life of platelets, red blood cells and other blood cells.

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

We have federal trademark or service mark registrations that we currently use for LifeCell, which concern processing and preserving tissue samples; AlloDerm, which concerns our commercial acellular dermal graft product; AlloDerm GBR for use in periodontal applications; Micronized AlloDerm, the particulate form of AlloDerm; Cymetra, the brand name for Micronized AlloDerm; and Repliform, the version of AlloDerm for urology and gynecology. GraftJacket is a registered trademark of Wright Medical Group. AlloCraft DBM is a trademark of Stryker Corporation.

COMPETITION
The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. Our products compete with other allograft tissue products, autograft tissue, synthetic and animal-based products.

Our Alloderm, Repliform and GraftJacket tissue products compete with synthetic products marketed by large medical device companies such as Johnson & Johnson, C.R. Bard, W.L. Gore & Associates and Integra Life Sciences Holdings Corporation. They also compete with animal-derived products marketed by companies such as Cook, Inc. and Tissue Science Laboratories, plc. Our AlloCraft DBM product competes with other similar bone repair products produced by companies such as Regeneration Technologies, Inc., Osteotech, Inc., AlloSource, Wright Medical, Isotis Orthobiologics and the Musculoskeletal Transplant Foundation (“MTF”).

We believe that there are many companies, academic institutions, tissue banks, organ procurement organizations and tissue processors, including those identified above, that are capable of developing products which may be competitive with our current products. Additionally, many of these organizations are well-established and may have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do, and accordingly may succeed in developing competing products which may render our products or technology uncompetitive, uneconomical or obsolete. Recently, two tissue processors, MTF and Tutogen, have announced plans to commence distribution of human tissue based soft tissue repair products intended to compete with AlloDerm. MTF plans to distribute its products through Synthes, Inc and Tutogen plans to distribute its products through C.R. Bard.

EMPLOYEES
At December 31, 2005, we had 269 employees, of which 74 were employed in sales, marketing and customer service; 121 in production and quality assurance; 45 in research and development; and 29 in administration and accounting.

Item 1A.	Risk Factors

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

We are highly dependent on our revenues from AlloDerm. If we are unable to maintain or increase our AlloDerm revenues, our financial condition and results of operations could be materially and adversely affected.

During the years ended December 31, 2005, 2004 and 2003, revenues from the distribution of AlloDerm represented approximately 79%, 72% and 61%, respectively, of our total revenues. Surgeons will not use our products unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies. Even if the advantage of our products is established as clinically significant, surgeons may not elect to use such products for any number of reasons. Consequently, surgeons, health care payers and patients may not accept our current products or products under development. Broad market acceptance of our products may require the training of numerous surgeons and clinicians, as well as conducting or sponsoring clinical studies to demonstrate the benefits of such products. The amount of time required to complete such training and studies could result in a delay or dampening of such market acceptance. If we are unable to maintain or increase our revenues from the distribution of AlloDerm products, our financial condition and results of operations would be materially and adversely affected. Additionally, if we were unable to replace such revenue from existing or new products, the market price of our stock could be negatively affected.

Government regulations could adversely affect the marketing of our current products and the development and commercialization of products currently being developed by us.

We have not obtained prior FDA clearance or approval for commercial distribution of certain of our human tissue-based products, because we believe that these products qualify for regulation as HCT/Ps.

We began marketing one of our products, AlloCraft DBM as an HCT/P, but the FDA ruled that it is a medical device requiring 510(k) clearance, which was obtained in December 2005. We cannot assure you that the other tissue-based products that we are currently marketing, or that we may develop in the future, will be regulated as HCT/Ps. The regulation of each of our products is decided by the FDA on a case-by-case basis and the agency’s position is subject to change. Although the FDA has agreed that some of our products qualify as HCT/Ps, that determination is limited to their current intended uses. In the future, we may wish to market our existing products for new intended uses. They may be regulated as medical devices based on these new uses, requiring premarket clearance or approval and adherence to the FDA’s medical device regulations. If the FDA chooses to regulate any of our current or future products as a medical device, the process of obtaining FDA clearance or approval would be expensive, lengthy and unpredictable. While the FDA can exercise its enforcement discretion to permit companies to continue marketing a product pending clearance or approval, the agency can choose to prohibit continued sales until a product is cleared or approved. We anticipate that it could take from one to three years or longer to obtain such clearance or approval and during such period, our revenue could be materially reduced. We do not know if such clearance or approval could be obtained in a timely fashion, or at all. Such clearance or approval process would almost certainly include a requirement to provide extensive supporting clinical testing data. In addition, the FDA requires that medical devices be produced in accordance with the Quality System Regulation for medical devices. As a result, our manufacturing and compliance costs would increase, and any such device products would be subject to more comprehensive development, testing, monitoring and validation standards. As a result, compliance with such standards could materially and adversely affect our financial condition and results of operations.

A few, but increasing number of states including Florida, California, New York and Maryland, impose their own regulatory requirements on transplanted human tissue. We believe that we are in compliance with such regulations. There can be no assurance that the various states in which our products are sold will find that we are in compliance or will not impose additional regulatory requirements or marketing impediments on our products. Additionally, any disruption in our ability to market our current products, would materially and adversely affect our revenues and cash flows.

The FDA can impose civil and criminal sanctions and other penalties on us if we fail to comply with the stringent FDA regulations applicable to our tissue facilities.

Tissue establishments must engage in:
•	donor screening and infectious disease testing;
•	Good Tissue Practice;
•	stringent record keeping; and
•	establishment registration and product listing.

As a result, our involvement in the processing and distribution of human tissue for transplantation requires us to ensure that proper donor screening and infectious disease testing are done appropriately and conducted under strict procedures. In addition, we must maintain records, which are available for FDA inspectors documenting that the procedures were followed. The FDA has authority to conduct inspections of tissue establishments and to detain, recall or destroy tissue or order the cessation of manufacturing if the procedures were not followed or appropriate documentation is not available. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. From time to time, the FDA may modify such requirements, imposing additional or different requirements, which may require us to alter our business methods. Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions and other fines and penalties that could increase our expenses and materially and adversely affect our results of operations and cash flows.

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

NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby negatively impacting our future revenues and profitability. If we are found to have violated NOTA’s prohibition on the sale of human tissue, we also are potentially subject to criminal enforcement sanctions which may materially and adversely affect our results of operations.

Our products contain donated human cadaveric tissue and therefore have the potential for disease transmission.

The implantation of donated cadaveric human tissue products creates the potential for transmission of communicable disease. Although we comply with Federal and state regulations and voluntary AATB guidelines intended to prevent communicable disease transmission, and our tissue suppliers are also required to comply with such regulations, there can be no assurance that:

•	our tissue suppliers will comply with such regulations intended to prevent communicable disease transmission;
•	even if such compliance is achieved, that our products have not been or will not be associated with transmission of disease; or
•	a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission.

In September 2005, we recalled products containing human cadaveric tissue because the tissue bank that recovered the tissue, BTS, did not follow FDA requirements for donor screening to determine whether risk factors for communicable disease existed. We promptly notified the FDA and all relevant hospitals and medical profesionals who received products produced from tissue received from BTS. Upon subsequent investigation, the FDA determined that patients who received tissue implants prepared from BTS donors may be at heightened risk of communicable disease transmission and recommended that patient recipients receive appropriate infectious disease testing. We have not received any donor tissue from BTS or distributed any products produced from BTS tissue since the product recall was initiated. In January 2006, the FDA ordered BTS to cease its tissue operations.

Any actual or alleged transmission of communicable disease could could result in patient claims, litigation, distraction of management’s attention and potentially increased expenses. As a result, such actions or claims could have a material adverse effect on our reputation with our customers and our ability to market our products, which may materially and adversely affect our results of operations and financial condition.

We are exposed to product liability claims for which our product liability insurance may be inadequate.

Our business exposes us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products. We are currently named as defendants in seven lawsuits that are related to the distribution of our products. Although we intend to to vigorously defend against thess actions, there can be no assurance that we will prevail. We maintain product liability insurance, however, we cannot be certain that:

•	the level of our insurance will provide adequate coverage against potential liabilities;
•	the type of claim will be covered by the terms of the insurance coverage;
•	adequate product liability insurance will continue to be available in the future; or
•	our insurance can be maintained on acceptable terms.

The legal expenses associated with defending against product liability claims and the obligation to pay a product liability claim in excess of available insurance coverage would increase our operating expenses and could materially and adversely affect our results of operations and cash flows.

We depend heavily upon a limited number of sources of human cadaveric tissue, and any interruption in the availability of human tissue would interfere with our ability to process and market our products.

Our business is dependent on the availability of donated human cadaveric tissue. We currently receive human tissue from approximately 40 United States tissue banks and organ procurement organizations. Over the past few years, demand for our products has increased substantially and our requirements for donor tissue have also increased substantially. Although we have met the demand and have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for our human tissue products in the foreseeable future, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our future needs. If our current sources can no longer supply human cadaveric tissue or our requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources on a timely basis, or at all. Any significant interruption in the availability of human cadaveric tissue would likely cause us to slow down the processing and distribution of our human tissue products, which could adversely affect our ability to supply the needs of our customers and materially and adversely affect our results of operations results and our relationships with our customers.

Negative publicity concerning the use of donated human tissue in medical procedures could reduce the demand for our products and negatively impact the supply of available donor tissue.

There has recently been negative publicity concerning the use and method of obtaining donated human tissue that is used in medical procedures. This type of negative publicity could reduce the demand for our products or negatively impact the willingness of families of potential donors to agree to donate tissue, or tissue banks to provide tissue to us. In such event, we might not be able to obtain adequate tissue to meet the needs of our customers. As a result, our results of operations results and our relationships with our customers could be materially and adversely affected.

Changes in third-party payer reimbursement practices regarding the procedures performed with our products could adversely affect the market acceptance of our products and materially and adversely affect our revenues and results of operations.

Generally, hospitals, surgeons and other health care providers purchase products, such as the products being sold or developed by us, for use in providing care to their patients. These parties typically rely on third-party payers, including Medicare, Medicaid, private health insurance, and managed care plans to reimburse all or part of the costs of acquiring those products and costs associated with the medical procedures performed with those products. Third-party payers have adopted cost control measures in recent years that have had and may continue to have a significant effect on the purchasing practices of many health care providers, generally causing them to be more selective in the purchase of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We believe that certain third-party payers provide reimbursement for medical procedures at a specified rate without additional reimbursement for products, such as those being sold or developed by us, used in such procedures. Adequate third-party payer reimbursement may not be available for us to maintain price levels sufficient for realization of an appropriate return on our investment in developing new products. The FDA generally permits human tissue for transplantation to be commercially distributed without obtaining prior FDA approval of the product. In contrast, products regulated as medical devices or biologics usually require such approval. Certain government and other third-party payers refuse, in some cases, to provide any coverage for uses of products for indications for which the FDA has not granted marketing approval. Further, certain of our products are used in medical procedures that typically are not covered by third-party payers or for which patients sometimes do not obtain coverage. These and future changes in third-party payer reimbursement practices regarding the procedures performed with our products could adversely affect the market acceptance of our products and therefore also materially and adversely affect our revenues and results of operations.

We are highly dependent upon independent sales and marketing agents and distributors to generate our revenues.

Our independent sales and marketing agents and distributors generated 20% of our total product revenue in the year ended December 31, 2005. Boston Scientific Corporation, our exclusive worldwide sales and marketing agent for Repliform represented 8% of our total product revenues in 2005. Wright Medical, our exclusive distributor for GraftJacket represented 7% of our total product revenues in 2005. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2005.

If any of our independent sales and marketing agents or distributors fails to adequately market our products, our revenues could be materially and adversely affected until a replacement agent or distributor could be retained by us. Finding replacement agents and distributors could be a time-consuming process and we may not be able to find replacement agents and distributors on terms acceptable to us, or at all. If we are unable to find replacement agents and distributors, our revenues and results of operations could be materially and adversely affected.

The Biomedical field is highly competitive and such competition could adversely affect our revenues and results of operations.

The biomedical field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize effective products that meet medical needs. Our Alloderm, Repliform and GraftJacket tissue products compete with synthetic products marketed by large medical device companies such as Johnson & Johnson, C.R. Bard, W.L. Gore & Associates and Integra Life Sciences Holdings Corporation. They also compete with animal-derived products marketed by companies such as Cook, Inc. and Tissue Science Laboratories, plc. Our AlloCraft DBM product competes with other similar bone repair products produced by companies such as Regeneration Technologies, Inc.; Osteotech, Inc.; AlloSource; Wright Medical; Isotis Orthobiologics; and the Musculoskeletal Transplant Foundation.

We believe that there are many companies, academic institutions, tissue banks, organ procurement organizations and tissue processors, including those identified above, that are capable of developing products which may be competitive with our current products. Additionally, many of these organizations are well-established and may have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do and accordingly may succeed in developing competing products which may render our products or technology uncompetitive, uneconomical or obsolete. Recently, two tissue processors, MTF and Tutogen, have announced plans to commence distribution of human tissue based soft tissue repair products intended to compete with AlloDerm. MTF plans to distribute its products through Synthes, Inc and Tutogen plans to distribute its products through C.R. Bard.

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

In general, the patent position of biotechnology and medical product firms is highly uncertain, still evolving and involves complex legal, scientific and factual questions. We are at risk that:

•	patents may be granted to others that preclude granting patents on patent applications filed by us; and
•	any patents issued or licensed to us may not provide commercial benefit to us or will be infringed, invalidated or circumvented by others.

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

There can be no assurance that we will not be required to resort to litigation to protect our patented technologies or other proprietary rights or that we will not be the subject of additional patent litigation to defend our existing or proposed products or processes against claims of patent infringement or other intellectual property claims. Any of such litigation could result in substantial costs and diversion of our financial and management resources.

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

The United States government’s rights to use technology developed by us with government grant funds could limit our intellectual property rights.

Certain of our research and development activities are funded through grants from the United States government. Generally, we have the right to patent any technologies developed from government grants and contract funding, subject to the United States government’s right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances. We are free to commercially exploit those government funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you that we can successfully do so.

Increasing our revenues and maintaining profitability may depend on our ability to develop and commercialize new products.

Product development is subject to risks and uncertainties. We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products. Although we have conducted preclinical studies on many of our products under development that indicate that the product may be feasible for a particular application, results obtained from expanded studies may not be consistent with earlier results, or be sufficient for us to obtain any required regulatory approvals or clearances. The completion of the development of any of our products under development remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

•	unanticipated technical problems;
•	obtaining regulatory approval of such products, if required
•	manufacturing difficulties; and
•	the possibility of significantly higher development costs than anticipated.

Moreover, health care payers' approval of reimbursement for new products in development may be an important factor in establishing market acceptance. If we are unable to successfully devlop and commercialize new products, our future revenues and profitability could be materially and adversely affected.

We may need additional capital to develop and commercialize new products or to acquire complementary products or businesses, and it is uncertain whether such capital will be available.

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

We believe that our current cash resources, together with anticipated cash from ongoing operating activities, committed research grant funding and remaining availability under our credit facility, will be sufficient to fund our planned operations, research and development programs and fixed asset additions in the foreseeable future. However, we may determine that we require additional funds to meet our long term objectives, including to complete potential acquisitions and there can be no assurance that our financial sources will be sufficient and, as a result, we may need additional funding. We have no commitments for any future funding, and there can be no assurance that we will be able to obtain additional financing in the future from either debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future.

Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the failure to maintain or increase revenues from the sale of our AlloDerm products;

•	the failure to comply with government regulations, including the FDA;

•	claims for damages by third-parties, including product liability claims;

•	our dependence on a limited number of sources for human cadaveric tissue;

•	negative publicity about the use of donated human tissue in medical procedures;

•	our ability to increase market penetration of our current products and to develop and commercialize new products;

•	changes in third party reimbursement practices;

•	the failure of third party sales representatives and distributors to adequately promote, market and sell our products;

•	our inability to protect our intellectual property;

•	the effects of competition; and

•	the other factors listed under “Risk Factors” in this annual report on Form 10-K.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this prospectus or the date of the document incorporated by reference into this prospectus. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Supervision and Regulation — Securities and Exchange Commission

We maintain a website at www.lifecell.com. We make available free of charge on our website all electronic filings with the SEC (including proxy statements and reports on Forms 8-K, 10-K and 10-Q and any amendments to these reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We have also posted policies, codes and procedures that outline our corporate governance principles, including the charters of the board’s audit and nominating committees, and oure of Ethics covering directors and all employees and the Code of Ethics for senior financial officers on our website. These materials also are available free of charge in print to shareholders who request them in writing. The information contained on our website does not constitute a part of this report.

Item 1B.	Unresolved Staff Comment Letters

None.

Item 2.	Properties

We lease approximately 90,000 square feet of office, laboratory, production and warehouse space in one building in Branchburg, New Jersey under a lease agreement that expires in November 2010. The current monthly rental obligation under this lease is approximately $85,000. We believe that our current facility will be sufficient to meet our anticipated needs for the next several years.

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

In September 2005, we recalled products containing human cadaveric tissue because the tissue bank that recovered the tissue, BTS, did not follow FDA requirements for donor screening to determine whether risk factors for communicable disease existed. We promptly notified the FDA and all relevant hospitals and medical profesionals who received products produced by us from tissue received from BTS. Upon subsequent investigation, the FDA determined that patients who received tissue implants prepared from BTS donors may be at heightened risk of communicable disease transmission, and recommended that patients receive appropriate infectious disease testing. We have been working in close cooperation with the FDA to execute the product recall and set up a LifeCell-sponsored patient testing program. We have not received any donor tissue from BTS since the product recall was initiated in September 2005. In January 2006, the FDA issued an order to BTS to cease its tissue operations.

We have been named, along with BTS and other defendants, in six lawsuits that relate to this matter, each of which was filed during the fourth quarter of 2005 or the first quarter of 2006. Five of the actions, Nguyen, Vitola, Tosto, Coleman and Sciuva, purport to serve as a class actions for persons receiving tissue based products that were improperly provided. None of these five cases identified our products as being used in the medical procedures. The Nguyen case was initially filed in the Superior Court of New Jersey, Middlesex County and was removed by another defendant to the United States District Court, District of New Jersey. At the time of the removal to the United States District Court, we were successful in obtaining a voluntary dismissal by plaintiffs, because their complaint identified other defendants’ products used in their medical procedures. The Vitola case was initially filed in the Superior Court of New Jersey, Atlantic County and was also removed to the United States District Court, District of New Jersey. Thereafter, another defendant filed a motion for consolidation of this case and all of the other federal court cases in one venue under the Multi District Litigation (“MDL”). The MDL motion is scheduled to be decided in April 2006. The Tosto case was initially filed in the Superior Court of New Jersey, Atlantic County and was also removed to the United States District Court, District of New Jersey and will be part of the MDL application. The Coleman case was filed in the United States District Court, Northern District of Oklahoma. There are pending motions to consolidate the Coleman case into New Jersey and to make it part of the MDL application. Similarly, the Sciuva case was filed in the United States District Court, Northern District of Ohio and there are pending motions to consolidate this case in New Jersey and also to make it part of the MDL application. One additional action, the Sanders case was filed in the Superior Court of North Carolina, Guilford County and also identifies other defendants. None of the plaintiffs in any of these six actions claim to be presently injured. Additionally, only the Sanders complaint specifically identifies our products as being used in the medical procedure. We intend to vigorously defend against each of these actions. We believe that it is not currently possible to estimate the likelihood of an unfavorable outcome and the impact, if any, that the ultimate resolution of these matters will have on our results of operations, financial position or cash flows.

We maintain insurance coverage for events and in amounts that we deem appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover any claims incurred or that the type of claims will be covered by the terms of insurance coverage.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the National Market under the symbol “LIFC.” On March 3, 2006, the last reported sale price for our common stock on the National Market was $22.32 per share. The following table sets forth the high and low sales information for our common stock for the periods indicated, as reported by the National Market.

	Price Range
2004	High	Low
First Quarter	$8.68	$5.70
Second Quarter	11.50	7.97
Third Quarter	11.34	7.18
Fourth Quarter	11.05	7.86

2005
First Quarter	$10.37	$8.20
Second Quarter	16.49	8.52
Third Quarter	25.57	15.30
Fourth Quarter	22.70	15.11

As of March 1, 2006, there were 266 registered holders of our common stock.

Dividend Policy

We have not paid a cash dividend to holders of shares of common stock and do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 2005, derived from the audited financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except for per share data)	2005	2004	2003	2002	2001

Operations Statement Data:
Revenues:
Product revenues	$93,326	$58,751	$38,577	$32,935	$26,560
Research grant revenues	1,072	2,376	1,672	1,493	1,209
Total revenues	94,398	61,127	40,249	34,428	27,769
Costs and expenses:
Costs of products sold	29,205	17,755	12,241	10,134	8,862
Research and development	10,349	7,860	5,396	5,015	4,351
General and administrative	11,945	8,214	5,594	4,590	4,098
Selling and marketing	24,736	20,311	14,940	13,288	11,978
Total costs and expenses	76,235	54,140	38,171	33,027	29,289
Income (loss) from operations	18,163	6,987	2,078	1,401	(1,520)
Interest and other income (expense), net	1,013	222	(28)	(129)	(550)
Income (loss) before income taxes	19,176	7,209	2,050	1,272	(2,070)
Income tax provision (benefit)	7,132	25	(16,622)	(157)	—
Net income (loss)	12,044	7,184	18,672	1,429	(2,070)
Preferred stock and deemed dividends	—	—	—	—	(1,591)
Net income (loss) to common shareholders	$12,044	$7,184	$18,672	$1,429	$(3,661)

Income (loss) per common share:
Basic	$0.39	$0.26	$0.85	$0.07	$(0.20)
Diluted	$0.36	$0.22	$0.70	$0.06	$(0.20)
Shares used in computing income (loss) per share:
Basic	30,877	27,553	22,094	21,176	18,240
Diluted	33,348	31,974	26,632	24,696	18,240

	As of December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$48,067	$25,392	$11,785	$5,458	$4,900
Working capital	73,209	38,911	23,283	11,466	8,851
Total assets	106,998	72,093	58,273	24,116	23,131
Notes payable and term debt	—	—	—	863	2,197
Common stock, subject to redemption	—	—	—	478	1,935
Accumulated deficit	(26,441)	(38,485)	(45,669)	(64,341)	(65,770)
Total stockholders' equity	92,070	63,448	52,379	17,719	14,833

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of operations and financial condition of LifeCell should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See “Risk Factors” and “Risk Factors-Special Note Regarding Forward-Looking Statements.” In the following discussions, most percentages and dollar amounts have been rounded to aid the presentation. As a result, all such figures are approximations.

GENERAL AND BACKGROUND
We develop and market human-derived tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects. Our patented technology produces a unique regenerative human tissue matrix -- a complex three-dimensional structure that contains vascular channels, proteins and growth factor binding sites -- that provides a template for the regeneration of normal human tissue. Our current products include: AlloDerm®, for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra®, a particulate form of AlloDerm suitable for injection; GraftJacket® and GraftJacket® Xpress, for orthopedic applications and lower extremity wounds; AlloCraft™DBM, for bone grafting procedures; and Repliform®, for urogynecologic surgical procedures. We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization. Our strategic sales and marketing partners include: Boston Scientific for Repliform; Wright Medical Group, Inc. for GraftJacket and GraftJacket Xpress; Stryker Corporation for AlloCraftDBM; and BioHorizons for periodontal applications of AlloDerm. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

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

Accounts receivable. We maintain an allowance for estimated bad debt losses on our accounts receivable based upon our historical experience and any specific customer collection issues that we have identified. Since our accounts receivable are not concentrated within a relatively few number of customers, we believe that a significant change in the liquidity or financial position of any one customer would not have a material adverse impact on the collectability of our accounts receivable and therefore our future operating results. While bad debt losses depend to a large degree on future economic conditions affecting our customers, we do not anticipate significant bad debt losses in 2006.

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

Stock-Based Compensation. We follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for equity-based awards issued to employees and directors. No stock-based compensation cost for options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

RESULTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

Revenues

Total revenues for the year ended December 31, 2005 increased 54% to $94.4 million compared to $61.1 million for the same period in 2004. The increase was attributable to a 59% increase in product revenues to $93.3 million in the current period as compared to $58.7 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 70% to $78.4 million in the year ended December 31, 2005 compared to $46.0 million in 2004. The growth was primarily driven by increased surgeon demand for AlloDerm in complex hernia repair procedures and breast reconstruction procedures. AlloDerm revenues increased 74% to $73.8 million in the year ended December 31, 2005 compared to $42.5 million in 2004.

Orthopedic product revenue grew 32% to $7.8 million in 2005 from $5.9 million in 2004. This revenue growth resulted from increased demand for our GraftJacket products. GraftJacket revenues were $6.3 million in 2005 compared to $4.1 million in 2004.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased 5% to $7.1 million in the year ended December 31, 2005 compared to $6.8 million for the same period in 2004. Demand for Repliform in pelvic floor repairs increased 20%, but the growth was partially offset by decreased use of Repliform for the treatment of stress urinary incontinence, which has been negatively affected by competition from synthetic alternatives.

We utilize independent sales and marketing agents and distributors to suplement our direct sales organization in certain markets. Our independent sales and marketing agents and distributors generated 20% of our total product revenue in the year ended December 31, 2005 and 27% in 2004. Boston Scientific and Wright Medical represented 8% and 7%, respectively, of our total product revenues in 2005 compared to 12% and 7%, respectively, for the same period in 2004. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2005.

Research grant revenues decreased to $1.1 million in 2005 compared to $2.4 million in 2004. This decrease was primarily due to a decrease in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of December 31, 2005, approximately $1.9 million of approved grant funding was available to fund future research and development expenses through the end of 2006.

Costs and expenses

Costs and expenses as a percentage of product revenue were the following at December 31,:

	2005		2004
(dollars in thousands)	Dollars	%	Dollars	%
Cost of procucts sold	$29,205	31%	$17,755	30%
Research and development	10,349	11%	7,860	13%
General and administrative	11,945	13%	8,214	14%
Selling and marketing	24,736	27%	20,311	35%
Total costs and expenses	$76,235	82%	$54,140	92%

Cost of products sold for the year ended December 31, 2005 was $29.2 million, or 31% of product revenues, compared to cost of products sold of $17.8 million, or 30% of product revenue, for the same period in 2004. Cost of products sold includes the impact of a $1.4 million inventory write-off related to a voluntary product recall in the third quarter of 2005. The increase in cost of products sold as a percentage of revenue was primarily due to the inventory write-off and increased tissue recovery costs, partially offset by efficiencies gained through increased processing volume.

Total research and development expenses increased 32% to $10.3 million in the year ended December 31, 2005 compared to $7.9 million for the same period in 2004. The increase was primarily attributable to: (i) increased payroll and related expenses resulting from increases in the scientific and technical staff, (ii) increased outside testing and services, (iii) increased operating supplies and (iv) increased pre-clinical testing. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leverage our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biosurgery market. Such programs include the investigation of novel biomaterials, alone or in combination with our regenerative tissue matrix. We plan to increase our research and development expenditures in 2006 and expect research and development spending for the full year to represent approximately 13% of product revenue.

General and administrative expenses increased 45% to $11.9 million in the year ended December 31, 2005 compared to $8.2 million for the same period in 2004. The increase was primarily attributable to: (i) increases in payroll and related expenses associated with increased headcount, annual merit increases and expense associated with the issuance of restricted stock, (ii) professional fees, (iii) depreciation expense associated with a new fully integrated computer software system and (iv) an increase in insurance expense.

Selling and marketing expenses increased 22% to $24.7 million for the year ended December 31, 2005 compared to $20.3 million for the same period in 2004. The increase was primarily attributable to: (i) selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and increased revenues, (ii) payroll and related expenses associated with increased marketing headcount, annual merit increases and expense associated with the issuance of restricted stock, (iii) an increase in professional fees for market research, and (iv) an increase in expenses for medical education programs. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $3.4 million and $4.0 million, respectively, in 2005 and 2004. Agency fees decreased because one of our independent sales and marketing agents changed from an agency relationship to a distributor relationship and no longer was paid agency fees.

Interest and other income, net

Interest and other income, net increased $791,000 in 2005 compared to 2004. The net increase was due to an increase in interest income resulting from a higher level of average investments and higher rate of return.

Income tax provision

The provision for income taxes was $7.1 million in 2005 compared to $25,000 in 2004. During 2005, we recognized a non-cash income tax benefit resulting from a change in the projected tax rate that future year tax benefits are expected to be recovered or settled. The favorable impact of the tax benefit on net income in 2005 was $481,000. During 2004, we reduced the valuation allowance on our deferred tax assets to reflect net deferred tax assets that we believed were more likely than not of being realized. The reduction in the valuation allowance resulted in the recognition of a non-cash income tax benefit of $2.9 million in 2004. Although we recorded a tax provision in 2005 and 2004, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. We paid estimated federal alternative minimum taxes and state income taxes of $525,000 in 2005 and $258,000 in 2004.

Years Ended December 31, 2004 and 2003

Revenunes

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

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased 22% to $6.8 million in the year ended December 31, 2004 compared to $8.7 million for the same period in 2003. Demand for Repliform in the treatment of stress urinary incontinence has been negatively affected by competition from synthetic alternatives, and we anticipate this trend to continue in 2005.

Orthopedic product revenue grew to $5.9 million in 2004 from $1.7 million in 2003. This revenue growth resulted from increased demand for our GraftJacket product, which was launched in the first quarter of 2003, and AlloCraft DBM, which was introduced on a limited basis in the fourth quarter of 2003. GraftJacket and AlloCraft DBM revenues were $4.1 million and $1.8 million, respectively, in 2004 compared to $1.5 million and $215,000 in 2003.

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

Costs and expenses

Costs and expenses as a percentage of product revenue were the following at December 31,:

	2004		2003
(dollars in thousands)	Dollars	%	Dollars	%
Cost of procucts sold	$17,755	30%	$12,241	32%
Research and development	7,860	13%	5,396	14%
General and administrative	8,214	14%	5,594	14%
Selling and marketing	20,311	35%	14,940	39%
Total costs and expenses	$54,140	92%	$38,171	99%

Cost of products sold for the year ended December 31, 2004 was $17.8 million, or 30% of product revenues, compared to cost of products sold of $12.2 million, or 32% of product revenue for the same period in 2003. In 2003, the cost of products sold included costs related to the launch of AlloCraft DBM, which increased the cost of products sold as a percentage of product revenues.

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

General and administrative expenses increased 47% to $8.2 million in the year ended December 31, 2004 compared to $5.6 million for the same period in 2003. The increase was primarily attributable to an increase in regulatory and accounting professional fees, payroll and related expenses associated with increased headcount and annual merit increases and depreciation expense associated with a new fully integrated computer software system.

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

Income tax provision

The provision for income taxes was $25,000 in 2004 compared to a benefit of $16.6 million in 2003. Prior to the fourth quarter of 2003, no provision or benefit for income taxes was recorded because we were in a net deferred tax asset position and a full valuation allowance had been recorded. During the fourth quarter of 2003, we re-evaluated the amount of valuation allowance on our deferred tax assets and reduced the valuation allowance to reflect net deferred tax assets that we believed were more likely than not of being realized. The reduction in the valuation allowance resulted in the recognition of a non-cash income tax benefit of $16.6 million in the fourth quarter of 2003. During the fourth quarter of 2004, we further reduced the amount of the valuation allowance, which resulted in the recognition of a non-cash income tax benefit of $2.9 million. The income tax provision for the year ended December 31, 2004 is net of the benefit recorded in the fourth quarter. The valuation allowance of $606,000 at December 31, 2004 applies to certain tax credits that, in the opinion of management, are more likely than not to expire before we can use them.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2005, we had $21.3 million in cash and cash equivalents and $26.8 million in short-term marketable securities. Working capital increased to $73.2 million at December 31, 2005 from $38.9 million at December 31, 2004. The increase in working capital resulted primarily from increases in cash and cash equivalents, short-term investments, accounts receivable, inventories and current deferred taxes, partially offset by an increase in accounts payable and accrued liabilities.

We generated $18.8 million of cash from operating activities for year ended December 31, 2005 compared to $8.7 million for the same period in 2004. The increase in cash from operating activities in 2005, as compared to 2004, was principally due to increases in net income after adjustments for non-cash items. Such increases were partially offset by a planned increase in inventories to support anticipated growth and a normal increase in receivables associated with higher revenue. Although we recorded a tax provision in 2005 and 2004, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire.

Capital expenditures were $3.6 million in 2005 and consisted primarily of the purchase of manufacturing and computer equipment. In addition, we acquired certain technology licensing rights for $1.3 million in 2005.

Our financing activities generated $7.0 million for the year ended December 31, 2005 compared to $3.0 million for the same period in 2004. In both years, the cash generated from financing activities resulted from the exercise of common stock options and warrants. We had a $4 million revolving line of credit with a financial institution that expired in March 2005. After considering our anticipated near term cash requirements, we elected not to renew the credit facility.

The following table reflects a summary of our contractual cash obligations as of December 31, 2005:

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	After 2010
Operating leases	$4,519	$919	$1,838	$1,762	$-
Licensing agreement	1,750	250	500	500	500
Total contractual cash obligations	$6,269	$1,169	$2,338	$2,262	$500

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

At the end of 2005, we commenced a facility expansion at our Branchburg, New Jersey facility. Estimated expenditures for the facility expansion are approximately $4.5 million in 2006 and $5.2 million in 2007.

We believe that our current cash resources together with anticipated product revenues and committed research and development grant funding will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, we may need additional funds to meet our long-term strategic objectives, including to complete potential acquisitions. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding in the future through debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants.

Inflation

We do not believe that inflation has had a material impact on our results of operations for the years ended December 31, 2005, 2004 and 2003.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freights, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the nomal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We adopted the provisions of SFAS No. 151 effective January 1, 2005. The adoption did not have a material impact on our financial position, cash flows or results of operrations.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment — a revision of FASB Statement No. 123 Accounting for Stock-Based Compensation. This standard requires us to measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards.

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

We adopted SFAS 123R using the “modified prospective” method effective January 1, 2006.

Through December 31, 2005, as permitted by SFAS 123, we accounted for stock options awarded to employees and directors using APB Opinion 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. The impact of adopting SFAS 123R in 2006 will be the recognition of approximately $4 million of stock-based compensation expense associated with outstanding stock options that vest during the year. However, the adoption of SFAS 123R will have no impact on our overall cash flows and financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be recorded when realized as a financing cash flow, rather than as an operating cash flow as required under current literature.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2005 or 2004.

Item 8.	Financial Statements and Supplementary Data

Financial statements and the financial statement schedules specified by this Item, together with the reports thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Background of Directors

The persons listed below served as directors of the Company during the year ended December 31, 2005.

Nominee	Age	Position with the Company	Director Since
Paul G. Thomas	50	Chairman of the Board, President and Chief Executive Officer	1998
Michael E. Cahr (1)	65	Director	1991
David Fitzgerald (2) (3) (4)	72	Director	2001
James G. Foster (4) (5)	59	Director	1995
Michael R. Minogue (2)	38	Director	2005
Robert P. Roche, Jr. (3)	50	Director	2005
Martin P. Sutter (6)	50	Director	2003

(1)	Chairman of the Audit Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Audit Committee.
(5)	Chairman of the Compensation Committee.
(6)	Chairman of the Nominating and Corporate Governance Committee and Presiding Director.

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors.

Paul G. Thomas. Mr. Thomas has served as Director, President and Chief Executive Officer of LifeCell since October 1998. Mr. Thomas was elected Chairman of the Board in June 1999. Prior to joining LifeCell, Mr. Thomas was President of the Pharmaceutical Products Division of Ohmeda Inc., a world leader in inhalation anesthetics and acute care pharmaceuticals. Mr. Thomas was responsible for the overall operations of Ohmeda’s Pharmaceutical Division, which had worldwide sales of approximately $200 million in 1997. Mr. Thomas received his M.B.A. degree with an emphasis in Marketing and Finance from Columbia University Graduate School of Business and completed his postgraduate studies in Chemistry at the University of Georgia Graduate School of Arts and Science. He received his B.S. degree in Chemistry from St. Michael’s College in Vermont, where he graduated Cum Laude. Mr. Thomas serves as a director of Avanir Pharmaceuticals, a publicly traded AMEX company focused on the biopharmaceutical drug discovery and development and Innovative Spinal Technologies, Inc., a privately held medical technology company focused on developing minimally invasive treatments for spinal disorders.

Michael E. Cahr.  Mr. Cahr has been a director of LifeCell since July 1991. Mr. Cahr is currently President of Saxony Consultants, an Illinois-based company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 through March 2002, Mr. Cahr was President and Chief Executive Officer of IKADEGA, Inc., a Northbrook, Illinois server technology company developing products and services for the healthcare, data storage and hospitality fields. He also served as Chairman of Allscripts, Inc., a leading developer of hand-held device technology that provides physicians with real-time access to health, drug and other critical information from September 1997 through March 1999 and as President, Chief Executive Officer and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology and biotech from 1987 to June 1994. Mr. Cahr serves as a director of Pacific Health Laboratories, a publicly traded nutritional products firm that develops and commercializes functionally unique nutritional products, and a director of Mpower Communications Corporation, a publicly traded AMEX company specializing in providing data and voice services to businesses. Mr. Cahr received his undergraduate degree in Economics from Colgate University and his M.B.A. from Fairleigh Dickinson University.

David Fitzgerald.  Mr. Fitzgerald has been a director of LifeCell since December 2001. Mr. Fitzgerald served as President and Chief Executive Officer of Howmedica, Inc. from 1980 until his retirement in 1996. In 1988, he was named Executive Vice President of Pfizer Hospital Products Group, a $1.3 billion group of medical device companies including Howmedica. In 1992, he was also named Vice President of Pfizer Inc. Mr. Fitzgerald serves as a director of Arthrocare Corp., a publicly traded Nasdaq company specializing in soft tissue surgical technology and Orthovita, Inc., a publicly traded Nasdaq company specializing in biomaterial products for the restoration of the human skeleton.

James G. Foster. Mr. Foster has been a director of LifeCell since March 1995. Mr. Foster was employed by Medtronic, inc., a medical technology company, from 1971 to 2001. From December 1994 through his retirement in December 2001 he was Vice President and General Manager of Medtronic Heart Valves. From February 1984 to December 1994, Mr. Foster held various officer positions with Medtronic including: Vice President of Cardiac Surgery Sales & Strategic Planning in 1994, Vice President and General Manager of Medtronic Neurological Implantables from 1992 through 1994, Vice President and General Manager of Medtronic Interventional Vascular from 1990 through 1992 and Vice President and General Manager of Medtronic Blood Systems from 1983 through 1989. Mr. Foster received his undergraduate degree in English from St. Joseph’s University in Philadelphia and a masters degree in management from the Sloan School at M.I.T. Currently, Mr. Foster serves as a director of Arthrocare Corp., a publicly traded Nasdaq company specializing in soft tissue surgical technology and Neothermia, a privately-held company specializing in breast and other biopsy technology.

Michael R. Minogue. Mr. Minogue has been a director of LifeCell since October 2005. Mr. Minogue currently serves as Chairman of the Board, Chief Executive Officer and President of ABIOMED, Inc. (NASDAQ: ABMD), a leading developer, manufacturer and marketer of medical device products designed to assist or replace the pumping action of failing hearts. Prior to joining ABIOMED in April 2004, he held various senior management positions during a twelve year career at GE Medical Systems. Prior to joining GE, Mr. Minogue served four years on active duty in the U.S. Army, including completion of Army Ranger training. Mr. Minogue received his Bachelor’s degree in Engineering from the United States Military Academy at West Point and his MBA from the University of Chicago.

Robert P. Roche, Jr. Mr. Roche has been a director of LifeCell since October 2005. Mr. Roche currently serves as Executive Vice President, Worldwide Pharmaceutical Operations of Cephalon, Inc. (NASDAQ: CEPH), a biopharmaceutical company specializing in drugs to treat and manage neurological diseases, sleep disorders, cancer and pain. Prior to joining Cephalon in 1995, he served as Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham's central nervous system and gastrointestinal products business. Mr. Roche joined SmithKline in 1982 and during his career there held various senior marketing and management positions, including several international assignments. Mr. Roche graduated from Colgate University and received his MBA from The Wharton School, University of Pennsylvania.

Martin P. Sutter. Mr. Sutter has been a director of LifeCell since December 2003. Mr. Sutter has been a Managing Director at Essex Woodlands Health Ventures, one of the oldest and largest venture capital organizations focused exclusively on health care since 1994. Mr. Sutter began his career in management consulting with Peat Marwick, Mitchell & Co. in 1977 and shortly thereafter moved to Mitchell Energy & Development Corporation where he held various positions in operations, engineering and marketing. He founded the Woodlands Venture Capital Company in 1984 and Woodlands Venture Partners, an independent venture capital partnership, in 1988. He currently serves on the board of directors of Confluent Surgical, Inc., a privately held company specializing in surgical sealants and adhesion barriers; EluSys Therapeutics, Inc, a privately held company specializing in developing products for patients with end-stage congestive heart failure; Rinat Neuroscience Corporation, a privately held company specializing in developing therapeutic antibodies and BioForm Medical, Inc., a privately held medical device company specializing in developing soft tissue augmentation products.

Committees of the Board of Directors

Composition of the Board of Directors. Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. The Board of Directors has determined that the members of the Audit Committee and the Nominating and Corporate Governance Committee satisfy all such definitions of independence and that six of seven of our directors satisfy the Nasdaq definition of independence. Our Board of Directors has a standing Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

Audit Committee. The Audit Committee is empowered by the Board of Directors to, among other functions, serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of our independent registered public accounting firm; assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm; and for the resolution of disputes between the independent registered public accounting firm and our management regarding financial reporting issues; and provide an open avenue of communication among the independent registered public accounting firm, financial and senior management, and our Board of Directors.

Audit Committee Financial Expert. The Board of Directors has determined that Michael E. Cahr is an “audit committee financial expert,” as such term is defined by the SEC. As noted above, Mr. Cahr, as well as the other members of the Audit Committee, has been determined to be “independent” within the meaning of SEC and Nasdaq regulations.

Independence of Audit Committee Members. Our common stock is listed on the Nasdaq National Market, and we are governed by the listing standards applicable thereto. All members of the Audit Committee have been determined to be “independent directors” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under the SEC’s Rule 10A-3.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is empowered by the Board of Directors to, among other functions: identify qualified individuals for membership on the Board; recommend to the board the director nominees for election at the next annual meeting of stockholders; make recommendations to the Board regarding the size and composition of the Board and its committees; monitor the effectiveness of the Board; and develop and implement corporate governance principles and policies. All members of the Nominating and Corporate Governance Committee have been determined to be “independent directors” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under the SEC’s Rule 10A-3.

Compensation Committee. The Compensation Committee is empowered by the Board of Directors to, among other functions: to assist the Board in carrying out their responsibilities relating to compensation of the Company’s directors and officers. The Compensation Committee has overall responsibility for evaluating and approving the Company’s director and officer compensation plans, policies and programs.

Background of Executive Officers

The following sets forth certain information regarding the Company’s executive officers.

Name	Offices Held	Date of First Election	Age
Paul G. Thomas	Chairman, President and Chief Executive Officer	October 1998	50
Lisa N. Colleran	Senior Vice President, Commercial Operations	December 2002	48
Bruce Lamb, Ph.D.	Senior Vice President, Development, Regulatory Affairs and Quality	April 2005	50
Young C. McGuinn	Vice President, Manufacturing Operations	July 2004	46
Steven T. Sobieski	Vice President, Finance and Administration & Chief Financial Officer	June 2000	49

All executive officers serve at the discretion of the Board of Directors.

Paul G. Thomas. For further background information regarding Mr. Thomas, see “Background of Directors.”

Lisa N. Colleran.Ms. Colleran joined LifeCell in December 2002 as Vice President, Marketing and Business Development and was named Senior Vice President, Commercial Operations in July 2004. She has over 20 years of marketing experience. Prior to joining LifeCell, Ms. Colleran served as Vice President/General Manager - Renal Pharmaceuticals for Baxter Healthcare Corporation, a worldwide manufacturer and distributor of diversified products, systems and services used primarily in the health care field, from 1997 until December 2002, and served in various other sales and marketing positions at Baxter from 1983 through 1997. Ms. Colleran received her B.S. degree from Molloy College and her M.B.A. degree from Loyola University of Chicago.

Bruce Lamb, Ph.D. Dr. Lamb joined LifeCell in April 2005 as Senior Vice President, Development, Regulatory Affairs & Quality. He has 20 years of health-care related experience. Prior to joining LifeCell, Dr. Lamb was Vice President, Biosurgical Research and Development at Ethicon, Inc., a division of Johnson & Johnson, where he served in positions of increasing responsibility from 1999 through 2005. From 1991 through 1999, Dr. Lamb held multiple positions including Director, Chronic Care Research and Innovation at ConvaTec, a subsidiary of Bristol-Myers Squibb. From 1985 through 1991, Dr. Lamb was a research scientist at Pfizer Hospital Products group and advanced to Manager, Polymer Technology at Valleylab Inc. Dr. Lamb received his B.S. degree in Chemistry from Bradley University, his M.S. degree in Chemistry from the University of Wisconsin and his Ph.D. in Polymer Chemistry from the State University of New York, College of Environmental Science and Forestry, in Syracuse.

Young C. McGuinn. Ms. McGuinn joined LifeCell in July 2004 as Vice President, Manufacturing Operations. She has over 15 years of healthcare-related experience. Prior to joining LifeCell, Ms. McGuinn served from 1998 to 2004 as Executive Director, Global Planning at Merck Manufacturing Division and served in various other supply-chain management and engineering roles at Merck and Company from 1989 through 1998. Ms. McGuinn received her B.S. degree from Manhattan College, and her M.S. degree from the University of Delaware.

Steven T. Sobieski. Mr. Sobieski joined LifeCell in June 2000 as Vice President, Finance and Chief Financial Officer. He has over 20 years of financial management experience in a variety of roles in public accounting and the medical technology field. Prior to joining LifeCell, Mr. Sobieski was Vice President, Finance at Osteotech, Inc, a publicly traded Nasdaq company focused on developing and marketing human tissue-based products for orthopedic applications, where he served in various positions from 1991 to 2000. From 1981 through 1991, he served in various positions of increasing responsibility with Coopers & Lybrand. Mr. Sobieski received his B.S. degree in Business Administration from Monmouth University and his M.B.A. degree with a concentration in accounting from Rutgers University. He is a Certified Public Accountant.

Section 16(a)Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934 ("Section 16 (a)") requires that our officers, directors and persons who own more than 10% of a registered class of our equity securities to file statements on Form 3, Form 4 and Form 5 of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by the regulation to furnish us with copies of all Section 16(a) reports that they file.

Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year and written representations from reporting persons that no report on Form 5 was required, we believe that no person who, at any time during 2005, was subject to the reporting requirements of Section 16 (a) with respect to us failed to meet such requirements on a timely basis.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Ethics for Senior Financial Officers has been filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003, and is available on our website.

Item 11.	Executive Compensation

The following table provides certain compensation information concerning our Chief Executive Officer and our next four most highly compensated executive officers for the fiscal year ended December 31, 2005.

Summary Compensation Table

		Annual Compenstation					Long-Term Compensation(1)		All Other Compenstation(2)
Name and Pricipal Position at December 31, 2005	Year	Salary			Bonus		Restricted Stock Awards	Securities Underlying Options
Paul G. Thomas	2005		$416,042			$368,550	257,568	__		$10,000	(3)
Chairman, President &	2004		$370,000			$250,000	__	__		$900
Chief Executive Officer	2003		$330,000			$179,520	__	100,000		$900

Lisa N. Colleran	2005		$260,750			$117,729	96,286	__		$1,550
Senior Vice President,	2004		$232,400			$89,318	__	__		$1,200
Commercial Operations	2003		$215,000			$81,724	__	50,000		$42,765	(4)

Bruce Lamb, Ph.D.	2005		$176,250	(5)		$92,637	__	100,000		$1,475
Senior Vice President,	2004	$	__		$	__	__	__	$	__
Development, Regulatory	2003	$	__		$	__	__	__	$	__
Affairs and Quality

Young C. McGuinn	2005		$213,825			$84,804	21,341	__		$1,550
Vice President,	2004		$95,577	(6)		$34,526	__	100,000		$1,025
Manufacturing Operations	2003	$	__		$	__	__	__	$	__

Steven T. Sobieski	2005		$232,000			$104,748	50,000	__		$1,550
Vice President, Finance	2004		$222,000			$86,014	__	__		$1,200
and Administration & Chief Financial Officer	2003		$202,000			$70,902	__	35,100		$1,200

(1)	Represents restricted stock and shares issuable pursuant to stock options granted under our stock option plan.
(2)	Represents contributions made by us pursuant to our 401(k) Plan and/or stock purchase plan unless otherwise noted.
(3)	Includes $8,750 of car allowance paid by the Company.
(4)	Includes $41,565 of relocation related costs paid by the Company.
(5)	Employment commenced April 2005. Annual salary was $235,000.
(6)	Employment commenced July 2004. Annual salary was $210,000.

Option Grants in 2005

The following table provides certain information with respect to options granted to our Chief Executive Officer and to each of the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2005:

Option Grants in Last Fiscal Year

	Number of Securities Underlying		Percent of Total Options Granted to Employees	Exercise	Market Price		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Options Granted	(2)	in Fiscal Year	Price per Share	on Date of Grant ($)	Expiration Date	5%	10%
Bruce Lamb, Ph.D.	100,000		35.6%	$8.84	$8.84	3/31/2015	$555,943	$1,408,868

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

(2)
Such options were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and vest 25% per year commencing on the first anniversary of the date of grant.

Option Exercises and Holdings

The following table provides information concerning options exercised during 2005 and the value of unexercised options held by each of the executive officers named in the Summary Compensation Table at December 31, 2005.

Option Exercises and Values at December 31, 2005

	Shares Acquired on Exercise	Value	Number of Securities Underlying Unexercised Options at December 31, 2005 (# of shares)		Value of In-the-Money Options at December 31, 2005 ($) (1)
Name	(# shares)	Realized	Exercisable	Unexercisable	Exercisable		Unexercisable
Paul G. Thomas	698,784	$8,165,626	201,216	100,000		$3,220,762	$1,503,500
Lisa N. Colleran	__	__	100,000	50,000		$1,566,750	$751,750
Bruce Lamb, Ph.D.	__	__	__	100,000	$	__	$1,020,000
Young C. McGuinn	25,000	$233,518	__	75,000	$	__	$750,750
Steven T. Sobieski	114,000	$1,536,939	149,800	36,300		$2,126,459	$547,289

(1)	Based on $19.04 per share, the closing price of the common stock, as reported by the Nasdaq National Market, on December 30, 2005.

Compensation of Directors

From January 1, 2005 through September 30, 2005, non-employee directors were paid $18,000 per year payable monthly, regardless of the number of Board meetings attended, as well as $1,000 per meeting attended. Non-employee directors who serve on the Compensation Committee were also paid $2,000 per year regardless of the number of committee meetings attended. Non-employee directors who serve on the Audit Committee were paid $4,000 per year regardless of the number of committee meetings attended. The chairman of each of the Compensation Committee and the Audit Committee were paid $4,000 per year.

Effective October 1, 2005, non-employee directors were paid $20,000 per year, payable monthly, regardless of the number of Board meetings attended, as well as $1,500 per meeting attended. Non-employee directors who serve on the Compensation Committee, the Nominating and Corporate Governance Committee and the Audit Committee were also paid $2,000, $2,000 and $4,000 per year, respectively, regardless of the number of committee meetings attended. The chairman of each of the committees were paid $4,000 per year.

Directors are reimbursed for their expenses for attendance at such meetings. Mr. Sutter has declined to accept any cash compensation for his service on the Board. Our directors who are employees of LifeCell receive no director fees.

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

The following table provides certain information with respect to options granted to non-employee Directors during the fiscal year ended December 31, 2005:

Option Grants to Non-Employee Directors During Last Fiscal Year

Name	Number of Securities Underlying Options Granted	Exercise Price per Share	Market Price on Date of Grant ($)	Expiration Date
Michael E. Cahr	10,000	$16.90	$16.90	07/18/15
David Fitzgerald	10,000	$16.90	$16.90	07/18/15
James G. Foster	10,000	$16.90	$16.90	07/18/15
Michael R. Minogue	25,000	$21.63	$21.63	09/30/15
Robert P. Roche, Jr.	25,000	$21.63	$21.63	09/30/15
Martin P. Sutter	10,000	$16.90	$16.90	07/18/15

Change in Control and Severance Agreements

We have entered into severance and change in control agreements with certain of our executive officers to ensure that we will have their continued dedication as executives notwithstanding the possibility, threat or occurrence of a defined “change in control.” Following are details of the agreements.

In September 2005, we entered into employment agreements with each of Paul G. Thomas, LifeCell’s Chairman, President and Chief Executive Officer, Steven T. Sobieski, LifeCell’s Vice President Finance and Chief Financial Officer, and Lisa N. Colleran, LifeCell’s Senior Vice President, Commercial Operations.

Employment under the employment agreements continues until the agreement is terminated (a) as a result of the executive’s death or “disability,” (b) by LifeCell with or without “cause,” (c) by the executive with or without “good reason,” or (d) by mutual agreement. If the executive is terminated as a result of his or her death or disability, in addition to accrued compensation and vested benefits, he/she is entitled to a bonus (based upon the greater of the prior year’s bonus or the target bonus for the year of termination), pro-rated based on the number of days he/she was employed during the year of termination and payable as follows: Mr. Thomas-over 18 months; Mr. Sobieski-over 12 months; and Ms. Colleran-over 12 months. If Mr. Thomas is terminated without cause or he resigns for good reason, in addition to accrued compensation and benefits and the pro-rata bonus described above, he is entitled to continuation of his salary and bonus (based on the greater of the prior year’s bonus or his target bonus for the year of termination) for 18 months and 18 months of subsidized COBRA coverage. If Mr. Sobieski or Ms. Colleran is terminated without cause, in addition to accrued compensation and benefits and the pro-rata bonus described above, he/she is entitled to continuation of his/her salary and bonus (based on the greater of the prior year’s bonus or the target bonus for the year of termination) for 12 months, 12 months of subsidized COBRA coverage, and an additional six months of COBRA coverage at LifeCell’s sole expense. In addition, if Mr. Sobieski is terminated without cause, (a) with respect to stock options granted prior to September 21, 2005, such options will continue to vest in accordance with the vesting schedule set forth in the applicable stock option agreement for a period of 12 months following the termination, and he will have until the earlier of (1) the 10 year anniversary of the date of the grant, or (2) the 12-month anniversary of the termination of Employee’s employment, to exercise such options (to the extent vested), (b) with respect to stock options granted on or after September 21, 2005, he shall have until the earlier of (1) the 10 year anniversary of the date of the grant, or (2) 1 day less than the 3 month anniversary of his termination, to exercise such number of options as would have become exercisable had he continued to be employed for a period of 12 months after termination, and (c) with respect to only the restricted stock award covering 50,000 shares of LifeCell’s common stock granted to Mr. Sobieski on July 20, 2005, the restrictions that would have otherwise lapsed had he continued to be employed for a period of 12-months following the date of termination shall be deemed to have lapsed on the date of termination. Separation payments and benefits are conditioned upon the execution of a general release by the executive in favor of LifeCell and related parties.

Under Mr. Thomas’ employment agreement, if within the period beginning six months prior to a change in control and ending 18 months after a change in control there occurs a “trigger event,” Mr. Thomas will be entitled to receive: (a) a lump sum payment equal to 2.9 times the sum of his base salary and bonus (based upon the greater of his bonus for the year prior to the trigger event or his target bonus for the year in which the trigger event occurred); and (b) subsidized COBRA coverage for 18 months. Under Mr. Sobieski’s employment agreement, if within the period beginning six months prior to a change in control and ending 12 months after a change in control there occurs a “trigger event,” Mr. Sobieski will be entitled to receive: (a) a lump sum payment equal to 2 times the sum of his base salary and bonus (based upon the greater of his bonus for the year prior to the trigger event or his target bonus for the year in which the trigger event occurred); and (b) subsidized COBRA coverage for 12 months and COBRA coverage at the sole cost of LifeCell for an additional six months. Under Ms. Colleran’s employment agreement, if within the period beginning six months prior to a change in control and ending 12 months after a change in control there occurs a “trigger event,” Ms. Colleran will be entitled to receive: (a) payments in an aggregate amount equal to the product of: (i) either (y) if the trigger event occurs prior to September 21, 2006, 1.5, or (z) if the trigger event occurs on or after September 21, 2006, 2.0; and (ii) the sum of her base salary and bonus (based upon the greater of her bonus for the year prior to the trigger event or her target bonus for the year in which the trigger event occurred), payable over 18 months or 24 months, as applicable; and (b) subsidized COBRA coverage for 12 months and COBRA coverage at the sole cost of LifeCell for an additional 6 months. For each of the executives, if the trigger event occurs on or after July 1 of any calendar year, he/she also will be entitled to receive 50% of his/her target bonus for the year in which the trigger event occurred. Payments and benefits upon a trigger event are in lieu of the severance payments described in the paragraph above captioned “Term; Severance” and are conditioned upon the execution of a general release in favor of LifeCell and related parties. A “trigger event” is defined to include, without limitation, termination by LifeCell without cause or resignation by the executive for good reason.

Additionally, unless otherwise provided in a separate stock option agreement, restricted stock purchase agreement or stock award agreement entered into after September 21, 2005, upon a change in control all stock options and any other equity based compensation shall become immediately vested and exercisable for the longer of the exercise period in effect immediately prior to the change in control or the period ending 90 days after the change in control. However, with respect to the restricted stock awards consisting of a retention stock award and a performance stock award granted to Mr. Thomas and Ms. Colleran on July 20, 2005, upon a change in control prior to the “vesting date” the restrictions applicable to all of the retention shares and only a portion of the performance shares granted to Mr. Thomas and Ms. Colleran, respectively, shall lapse.

In the event that any payment or benefit that Mr. Thomas, Mr. Sobieski or Ms. Colleran would receive would otherwise constitute a “parachute payment” under Section 280G of the Internal Revenue Code and be subject to the excise tax imposed by Section 4999 of the Code, such payment and benefits will be reduced to an amount equal to either (a) the largest portion of the payment and benefits that would result in no portion of the payment and benefits being subject to the excise tax or (b) the largest portion of the payment, up to and including the total, of the payment, whichever amount, after taking into account all taxes and the excise tax, results in the executive’s receipt, on an after tax basis, of the greater amount of the payment and benefits.

In April 2005, we entered into a change in control agreement with Bruce Lamb, Ph.D. Under the agreement, if within 12 months of a change in control there occurs a "trigger event," Dr. Lamb will be entitled to receive all then accrued compensation and fringe benefits, continuation of health benefits for a period of 18 months and cash payments in the aggregate amount equal to one and one half times his annualized base salary immediately prior to the change in control, payable over an eighteen month peripd. Additionally, all stock options shall immediately become vested and exercisable. Additionally, we entered into a severance arrangement with Dr. Lamb. Pursuant to such arrangement, Dr. Lamb is entitled to receive 12 months continuance of his base salary and health care benefits coverage if he is terminated by us without cause.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2006, with respect to (i) persons known to us to be beneficial holders of five percent or more of the outstanding shares of our common stock (ii) our executive officers and directors and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each such person is c/o LifeCell Corporation, One Millennium Way, Branchburg, New Jersey 08876.

	Amount and Nature of Beneficial Ownership(1)
	Common Stock
Beneficial Owner	Shares	%
Barclays Global Investors, NA (2)	2,132,814	6.41%
Barclays Global Fund Advisors
Barclays Global Investors, Ltd.
Barclays Global Investors Japan Trust and Banking Company, Ltd.
45 Freemont Street
San Francisco, CA 94105
Arbor Capital Management, LLC (3)	2,036,539	6.13%
Rick D. Leggott
One Financial Plaza
120 S. 6th Street, Suite 1000
Minneapolis, Minnesota 55402
Paul G. Thomas (4)	470,564	1.41%
Chairman of the Board, President & Chief Executive Officer
Michael E. Cahr	114,856	*
Director
David Fitzgerald (5)	55,000	*
Director
James G. Foster (6)	75,000	*
Director
Michael R. Minogue	__	*
Director
Robert P. Roche, Jr.	__	*
Director
Martin P. Sutter (7)	84,630	*
Director
Lisa N. Colleran (8)	202,735	*
Senior Vice President Commercial Operations
Bruce Lamb, Ph.D. (9)	31,026	*
Senior Vice President Development, Regulatory Affairs and Quality
Young C. McGuinn (10)	26,803	*
Vice President Manufacturing Operations
Steven T. Sobieski (11)	119,026	*
Vice President Finance & Chief Financial Officer

All executive officers and directors as a group (15)	1,179,640	3.50%

Notes to Security Ownership table
*Less than 1%.
(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of February 28, 2006 have been exercised or converted. Options and warrants that are not exercisable within 60 days of February 28, 2006 have been excluded. Unless otherwise noted, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Represents 2,132,814 shares of Common Stock. Information with respect to the ownership of such stockholders was obtained from a Schedule 13G filed on January 31, 2006.
(3)
Represents 2,036,540 shares of Common Stock. Information with respect to the ownership of such stockholders was obtained from an amendment to a Schedule 13G filed jointly by Arbor Capital Management, LLC and Mr. Leggott on January 31, 2006. Arbor capital management, LLC, a Minnesota limited liability company, is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.  Mr. Leggott is CEO of Arbor Capital Management, LLC and beneficially owns a controlling percentage of its outstanding voting securities. As a result of his position with and ownership of securities of Arbor Capital Management, LLC, Mr. Leggott could be deemed to have voting and/or investment power with respect to the shares beneficially owned by Arbor Capital Management, LLC.  Neither the filing of the joint Schedule 13G nor any information contained therein shall be construed as an admission by Mr. Leggott of his control or power to influence the control of Arbor Capital Management, LLC.

(4)	Includes 101,216 shares underlying stock options and 277,568 shares of restricted stock.
(5)	Represent 55,000 shares underlying stock options.
(6)	Represents 75,000 shares underlying stock options.
(7)
Includes 39,630 shares of Common Stock and 45,000 shares underlying stock options, but excludes 1,300,000 shares of Common Stock owned by Essex Woodlands Health Ventures V LP. Mr. Sutter is a managing director of the general partner of the Essex Woodlands Health Ventures Fund V LP; however, he disclaims beneficial ownership of the shares owned by the partnership. Ownership information was obtained from our stock records and a Form 4 filed on May 28, 2004.

(8)	Includes 100,000 shares underlying stock options and 102,090 shares of restricted stock.
(9)	Includes 25,000 shares underlying stock options and 5,256 shares of restricted stock.
(10)	Includes 26,629 shares of restricted stock.
(11)	Includes 38,550 shares underlying stock options and 61,612 shares of restricted stock.
(12)	See notes (3) through (11).

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under our Equity Compensation Plan as of December 31, 2005. This plan was our only equity compensation plans in existence as of December 31, 2005.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Shareholders	2,257,238	$6.71	2,353,743

Equity Compensation Plans Not Approved by Shareholders	10,000	$4.00	0
TOTAL	2,267,238	$6.70	2,353,743

Item 13.	Certain Relationships and Related Transactions

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

Audit Fees. Audit fees billed or expected to be billed to us by PwC for the audit of the financial statements, management's assessment of the effectiveness of internal controls over financial reporting and the effectiveness of internal control over financial reporting, included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2005 and 2004 totaled approximately $359,000 and $310,000, respectively.

Audit-Related Fees. We were billed $19,000 by PwC for the fiscal year ended December 31, 2004 for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption Audit Fees above.

Tax Fees. We were billed an aggregate of $50,000 by PwC for the fiscal year ended December 31, 2004 for tax services, principally advice regarding the preparation of income tax returns.

All Other Fees. We did not incur any fees for the fiscal years ended December 31, 2005 and 2004 for permitted non-audit services.

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

10.	3†
Letter agreement dated September 8, 1998 between LifeCell Corporation and Paul G. Thomas, as amended by letter agreements dated September 9, 1998 and September 29, 1998 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 1998).

10.	4†
Employment Agreement dated as of September 21, 2005 by and between LifeCell Corporation and Paul G. Thomas (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on September 27, 2005).

10.	5†
Employment Agreement dated as of September 21, 2005 by and between LifeCell Corporation and Steven T. Sobieski (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on September 27, 2005).

10.	6†
Employment Agreement dated as of September 21, 2005 by and between LifeCell Corporation and Lisa N. Colleran (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on September 27, 2005).

10.	7†	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.	8
Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation dated June 17, 1999 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 1999).

10.	9
Amendment dated September 21, 1999 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.	10
Amendment dated April 7, 2000 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.	11	LifeCell Corporation Equity Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 17, 2005).

14.	1	LifeCell Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed with the Commission on March 15, 2004.)

23.	1*	Consent of PricewaterhouseCoopers LLP

31.	1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2*	Certification of the Registrant’s Chief Financial Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, and Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECELL CORPORATION
(Registrant)

	By:	/s/ Paul G. Thomas
Paul G. Thomas
President, Chief Executive Officer and
Chairman of the Board of Directors
Dated: March 7, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul G. Thomas	President, Chief Executive	March 7, 2006
Paul G. Thomas	Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Steven T. Sobieski	Vice President and Chief Financial	March 7, 2006
Steven T. Sobieski	Officer (Principal Financial Officer)

/s/ Bradly C. Tyler	Controller	March 7, 2006
Bradly C. Tyler	(Principal Accounting Officer)

/s/ Michael E. Cahr	Director	March 7, 2006
Michael E. Cahr

/s/ James G. Foster	Director	March 7, 2006
James G. Foster

/s/ David Fitzgerald	Director	March 7, 2006
David Fitzgerald

/s/ Michael R. Minogue	Director	March 7, 2006
Michael R. Minogue

/s/ Robert P. Roche, Jr.	Director	March 7, 2006
Robert P. Roche, Jr.

/s/ Martin P. Sutter	Director	March 7, 2006
Martin P. Sutter

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LifeCell Corporation:

We have completed integrated audits of LifeCell Corporation's 2005 and 2004 financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of LifeCell Corporation at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
March 3, 2006

LifeCell Corporation Balance Sheets

	December 31,
(dollars in thousands)	2005	2004
Assets
Current assets
Cash and cash equivalents	$21,272	10,084
Short-term investments	26,795	15,308
Receivables, less allowance of $156 in 2005 and $114 in 2004	15,786	9,240
Inventories	12,536	8,895
Prepayments	885	312
Deferred tax assets	10,660	3,501
Total current assets	87,934	47,340

Investments in marketable securities	—	1,694
Fixed assets, net	9,271	8,332
Deferred tax assets	8,057	14,201
Other assets, net	1,736	526
Total assets	$106,998	$72,093

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,680	1,727
Accrued liabilities	8,045	$6,702
Total current liabilities	14,725	8,429

Other liabilities	203	216

Commitments and contingencies

Stockholders' equity
Undesignated preferred stock, $.001 par value 1,817,795 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 48,000,000 shares authorized; 32,841,000 and 29,126,000 shares issued and outstanding in 2005 and 2004	33	29
Common stock warrants, 1,519,000 outstanding in 2004	—	2,590
Additional paid-in capital	118,473	99,310
Accumulated other comprehensive income	5	4
Accumulated deficit	(26,441)	(38,485)
Total stockholders' equity	92,070	63,448
Total liabilities and stockholders' equity	$106,998	$72,093

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Operations

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003
Revenues:
Product revenues	$93,326	$58,751	$38,577
Research grant revenues	1,072	2,376	1,672
Total revenues	94,398	61,127	40,249

Costs and expenses:
Cost of products sold	29,205	17,755	12,241
Research and development	10,349	7,860	5,396
General and administrative	11,945	8,214	5,594
Selling and marketing	24,736	20,311	14,940
Total costs and expenses	76,235	54,140	38,171

Income from operations	18,163	6,987	2,078
Interest and other income (expense), net	1,013	222	(28)

Income before income taxes	19,176	7,209	2,050
Income tax provision (benefit)	7,132	25	(16,622)

Net income	$12,044	$7,184	$18,672

Net income per common share:
Basic	$0.39	$0.26	$0.85
Diluted	$0.36	$0.22	$0.70

Shares used in computing net income per common share:
Basic	30,877,000	27,553,000	22,094,000
Diluted	33,348,000	31,974,000	26,632,000

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Common Stock Warrants		Additional Paid-in	Accumulated Comprehensive	Accumulated	Total Stockholders’
(dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2002	74	—	21,193	$21	2,284	$4,002	$78,037	$—	$(64,341)	$17,719

Stock options exercised	—	—	129	—	—	—	462	—	—	462
Warrants exercised	—	—	224	—	(284)	(590)	982	—	—	392
Conversion of Series B preferred stock	(6)	—	242	—	—	—	—	—	—	—
Common stock issued for cash	—	—	3,690	5	—	—	14,651	—	—	14,656
Reclassification of common stock, subject to redemption	—	—	114	—	—	—	478	—	—	478
Net income	—	—	—	—	—	—	—	—	18,672	18,672
Balance at December 31, 2003	68	—	25,592	26	2,000	3,412	94,610	—	(45,669)	52,379

Comprehensive income:
Net Income	—	—	—	—	—	—	—	—	7,184	7,184
Unrealized securities gains	—	—	—	—	—	—	—	4	—	4

Comprehensive income										7,188
Stock options exercised	—	—	609	1	—	—	2,011	—	—	2,012
Warrants exercised	—	—	475	—	(481)	(822)	1,818	—	—	996
Conversion of Series B preferred stock	(68)	—	2,450	2	—	—	(2)	—	—	—
Income tax benefit from stock option exercises	—	—	—	—	—	—	873	—	—	873
Balance at December 31, 2004	—	—	29,126	29	1,519	2,590	99,310	4	(38,485)	63,448

Comprehensive income:
Net Income	—	—	—	—	—	—	—	—	12,044	12,044
Unrealized securities gains	—	—	—	—	—	—	—	1	—	1

Comprehensive income										12,045
Stock options exercised	—	—	1,822	2	—	—	7,004	—	—	7,006
Warrants exercised	—	—	1,247	1	(1,519)	(2,590)	2,589	—	—	—
Issuance of restricted stock	—	—	646	1	—	—	1,537	—	—	1,538
Income tax benefit from stock option exercises	—	—	—	—	—	—	8,033	—	—	8,033
Balance at December 31, 2005	—	$—	32,841	$33	—	$—	$118,473	$5	$(26,441)	$92,070

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Cash Flows

	For the Year Ended December 31,
(dollars in thousands)	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$12,044	$7,184	$18,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,681	2,357	2,010
Deferred taxes	5,775	(144)	(16,656)
Stock-based compensation	1,537	—	—
Provision for bad debt	103	69	61
Inventory write-off	1,402	—	—
Inventory net realizable value provision	381	(173)	266
Reserve for product returns	63	—	—
Deferred revenues	—	(130)	(221)
Deferred rent expense	(13)	44	78
Loss on disposal of fixed assets	15	8	25
Changes in operating assets and liabilities:
Receivables	(6,712)	(3,433)	(1,605)
Inventories	(5,424)	108	(2,729)
Prepayments	(573)	8	(60)
Accounts payable, accrued liabilities and other	7,550	2,837	981
Net cash provided by operating activities	18,829	8,735	822
Cash Flows from Investing Activities:
Proceeds from maturities and sale of investments	7,028	6,194	—
Purchase of investments	(16,830)	(12,088)	(10,877)
Capital expenditures	(3,595)	(3,151)	(2,507)
Intangible assets	(1,250)	—	—
Proceeds from sale of equipment	—	—	100
Net cash used in investing activities	(14,647)	(9,045)	(13,284)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	—	15,682
Proceeds from issuance of long-term debt	—	—	1,451
Proceeds from exercise of common stock options and warrants	7,006	3,007	856
Principal payments on long-term debt	—	—	(2,314)
Offering fees	—	—	(1,028)
Net cash provided by financing activities	7,006	3,007	14,647
Net increase in cash and cash equivalents	11,188	2,697	2,185
Cash and cash equivalents at beginning of period	10,084	7,387	5,202
Cash and cash equivalents at end of period	$21,272	$10,084	$7,387
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$3	$18	$64
Cash paid during the year for income taxes	$525	$258	$336

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Notes To Financial Statements

(December 31, 2005)

1.	ORGANIZATION

LifeCell Corporation (“LifeCell” or “the Company”) develops and markets products made from human tissue for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects. The Company’s products are subject to regulation by the United States Food and Drug Administration (the “FDA”) as human tissue for transplantation. LifeCell was incorporated in Delaware in 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. The Company began commercial sales of its first tissue product during 1993.

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

The Company classifies its marketable securities as available for sale. The securities consist of fixed income debt securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2005 or 2004. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. Realized gains and losses were not material in 2005, 2004 or 2003.

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

Intangible Assets

Intangible assets amounted to $1,587,000 at December 31, 2005, net of $311,000 of accumulated amortization, and are included in other assets, net in the accompanying balance sheet. Intangible assets consist primarily of technology license rights and deferred patent costs and are amortized to expense on a straight-line basis over their estimated useful life. For the years ended December 31, 2005, 2004 and 2003, amortization expense relating to intangibles was $40,000, $38,000 and $45,000, respectively. The weighted average amortization period for intangible assets is 11.3 years. Estimated amortization expense for the next five years is as follows:

(dollars in thousands)	2006	2007	2008	2009	2010
Estimated Amortization Expense	$76	$189	$189	$189	$189

Impairment of Long-Lived Assets

The Company periodically evalutes the carrying value of long-lived assets used in operations when events and circumstances indicate that assets might be impaired. Management believes that the carrying value of its long-lived assets reported on the balance sheet at December 31, 2005 represent recoverable value, and during 2005 and 2004 no adjustmetn to recorded amounts were required.

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

Research and Development Expense

Research and development costs are expensed when incurred and primarily include salaries and fringe benefits, professional fees, pre-clinical and clinical studies, supplies and facilities costs.

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

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset-and-liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The recoverability of deferred tax assets is dependent upon the Company’s assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. At December 31, 2005 and 2004, the valuation allowance primarily reflected uncertainties involving the realization of certain tax credits due to the potential impact of future stock option exercises and shorter-term tax asset expiration dates. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

The Company follows Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for equity-based awards issued to employees and directors. No stock-based compensation cost for options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the years ended December 31,:

(dollars in thousands, except per share data)	2005	2004	2003
Net income, as reported	$12,044	$7,184	$18,672
Add: Total stock-based compensation expense included in reported net income, net of related income tax effects	953	—	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,233)	(1,498)	(1,248)
Pro forma net income	$9,764	5,686	17,424

Net income per common share - basic
As reported	$0.39	$0.26	$0.85
Pro forma	$0.32	$0.21	$0.79

Net income per common share - diluted
As reported	$0.36	$0.22	$0.70
Pro forma	$0.30	$0.18	$0.66

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

Allowance for Doubtful Accounts

(dollars in thousands)	Balance at Beginning of Period	Charge (Benefit) to Costs and Expenses	Write-offs and Deductions From Allowance	Balance at End of Period
December 31, 2005	$114	$103	$(61)	$156
December 31, 2004	54	69	(9)	114
December 31, 2003	40	61	(47)	54

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freights, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 was adopted January 1, 2005. The adoption of this accounting pronouncement did not have a material impact on the Company’s financial position, cash flows, or results of operations.

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

The Company will adopt SFAS 123R using the “modified prospective” method effective January 1, 2006.

Through December 31, 2005, as permitted by SFAS 123, the Company accounted for stock options awarded to employees and directors using APB Opinion 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. The impact of adopting SFAS 123R in 2006 will be the recognition of approximately $4 million of stock-based compensation expense associated with outstanding stock options that vest during the year. However, the adoption of SFAS 123R will have no impact on cash flows and financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be recorded when realized as a financing cash flow, rather than as an operating cash flow as required under current literature.

3.	INVENTORIES

Inventories consist of the following at December 31,:

(dollars in thousands)	2005	2004
Unprocessed tissue and materials	$7,730	$4,347
Tissue products in-process	1,688	1,956
Tissue products available for distribution	3,118	2,592
Total inventories	$12,536	$8,895

In September 2005, the Company wrote-off $1.4 million of inventory that was recalled from one tissue recovery organization.

4.	CASH AND INVESTMENTS

Cash, cash equivalents and investments consist of the following at December 31,:

	2005		2004
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$21,272	$21,275	$10,084	$10,085
Short-term investments	26,795	26,759	15,308	15,290
Long-term investments	—	—	1,694	1,687

5.	FIXED ASSETS

Fixed assets consist of the following at December 31,:

(dollars in thousands)	2005	2004
Machinery and equipment	$7,864	$5,914
Leasehold improvements	8,346	7,656
Computer equipment, furniture and fixtures	5,505	4,647
	21,715	18,217
Accumulated depreciation and amortization	(12,444)	(9,885)
Fixed assets, net	$9,271	$8,332

For the years ended December 31, 2005, 2004 and 2003, depreciation and amortization expense related to fixed assets was $2,641,000, $2,319,000 and $1,965,000, respectively.

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

(dollars in thousands)	2005	2004
Employee compensation and benefits	$4,350	$3,341
Tissue recovery expenses	2,630	2,173
Marketing agent fees	665	594
Operating expenses and other	400	594
Total accrued liabilities	$8,045	$6,702

7.	DEFERRED REVENUE

In March 1999, in conjunction with the signing of an agreement with an independent sales and marketing agent, the Company issued 108,577 shares of common stock at a premium of $506,000 over the closing market price of the Company’s common stock on the date of issuance. This premium, which was recorded as deferred revenue, represented a payment for marketing rights and was recognized over the initial five-year term of the agreement. The total equity investment was valued at $1.0 million less offering costs of $100,000.

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

In March 2004, the Company secured a $4 million revolving line of credit. The credit facility was collateralized by the Company’s accounts receivable, inventory, intellectual property, and intangible and fixed assets. The loan agreement contained certain financial covenants and a subjective acceleration clause. The revolving line of credit bore interest at the bank prime rate plus 0.75% and was available through March 2005. The Company elected not to renew the credit facility upon its expiration in March 2005.

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

Interest expense for the years ended December 31, 2005, 2004 and 2003 was $3,000, $18,000 and $57,000, respectively.

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

Options

The Company’s Amended and Restated 1992 Stock Option Plan (the “1992 Plan”) provided for the grant of options to purchase up to 2,500,000 shares of common stock through January 16, 2002. In June 2000, the stockholders of the Company approved the Year 2000 Stock Option Plan (the “2000 Plan”), which provided for the grant of options to purchase up to 1,500,000 shares of common stock through March 1, 2010. In May 2003, the Company’s shareholders approved an amendment to the 2000 Plan increasing the number of shares reserved for issuance under the 2000 Plan to 3,500,000.

Stock options issued pursuant to the 1992 Plan and 2000 Plan generally become exercisable ratably over a four-year period, beginning on the first anniversary of the date of grant. To the extent not exercised, options generally expire on the tenth anniversary of the date of grant, except for employees who own more than 10 percent of all the voting shares of the Company, in which event the expiration date is the fifth anniversary of the date of grant. All options granted under the plans have exercise prices equal to the fair market value at the date of grant.

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

At the Company’s Annual Meeting of Stockholders held in July 2005, the stockholders approved the combination of the Company’s existing 2003 Non-employee Director Stock Option Plan and 2000 Stock Option Plan by adopting the LifeCell Corporation Equity Compensation Plan. The stockholders also approved an increase in the number of shares available for issuance under the Equity Compensation Plan by 1.6 million shares.

A summary of stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Total Stock Options	Weighted-Average Exercise Price ($)
Balance at December 31, 2002	3,678,000	3.52
Granted	807,000	5.03
Exercised	(79,000)	4.00
Forfeited or canceled	(393,000)	3.93
Balance at December 31, 2003	4,013,000	3.77
Granted	523,000	9.48
Exercised	(594,000)	3.30
Forfeited or canceled	(209,000	4.93
Balance at December 31, 2004	3,733,000	4.58
Granted	371,000	14.43
Exercised	(1,819,000)	3.85
Forfeited or canceled	(28,000)	6.79
Balance at December 31, 2005	2,257,000	6.71

At December 31, 2005, there were 2,429,000 shares available for future stock option grants under the Equity Compensation Plan.

A summary of stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at December 31,2005	Weighted- Average Exercise Price
$ 1.64to$ 2.99	710,000	6.6	$2.57	538,000	$2.53
3.00 to 5.99	693,000	6.5	5.13	424,000	5.03
6.00 to 8.99	225,000	7.7	7.99	60,000	6.83
9.00 to 11.99	417,000	8.8	9.86	72,000	10.09
12.00 to 14.99	23,000	9.4	13.21	—	—
15.00 to 17.99	94,000	9.6	16.39	—	—
18.00 to 25.12	95,000	9.8	21.29	—	—
$ 1.64 to $ 25.12	2,257,000	7.4	$6.71	1,094,000	$4.23

In addition to the amounts set forth in the tables above, during 1996 the Company granted options to purchase 220,000 shares of common stock not pursuant to a plan, to directors who resigned upon the closing of the sale of the Series B preferred stock. During 2005, option holders exercised options to purchase 2,500 shares of common stock pursuant to these grants. At December 31, 2005, options to acquire 10,000 shares of common stock remained outstanding with a weighted-average exercise price of $4.00. The weighted-average remaining contractual life of the outstanding option grants was 5 months as of December 31, 2005.

The Company accounts for its employee stock-based compensation plans under APB No. 25 and its related interpretations. If compensation expense had been determined based on the fair value as of the grant dates for awards in 2005, 2004 and 2003 consistent, with SFAS No. 123, the Company would have recorded additional stock-based compensation expense net of related tax effects of $2,279,000, $1,498,000 and $1,248,000 respectively. See Note 2 “Stock-Based Compensation” for the pro forma effect on net income.

Under the provisions of SFAS No. 123, the weighted-average fair value of options granted in 2005, 2004 and 2003 was $14.43, $6.87 and $3.63 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: a weighted-average risk-free interest rate of 2.7% to 5.3% percent for all years; no expected dividend yield during the expected life of the option; expected lives of six years for each grant and expected volatility between 70 and 100 percent.

Common Stock Warrants

During 2001 and 2000, the Company issured common stock warrants to investors in connection with the sale of its common stock in private placement transactions. The following table summarizes information about common stock warrants outstanding at December 31,

	Warrants Outstanding
Exercise Price	2005	2004	Expiration Date
$ 1.92	—	1,313,000	July 10, 2006
$ 5.00	—	206,000	October 27, 2005
	—	1,519,000

10.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement savings plan, which covers all full-time employees. The Company may, at its discretion, contribute amounts not to exceed each employee’s contribution. Participants’ contributions may not exceed 15% of their annual compensation, subject to annual dollar limits set by the Internal Revenue Service. Participants are always 100% vested in their contributions. Company contributions are fully vested after one year of employment. Total Company contributions during 2005, 2004 and 2003 were $213,000, $111,000 and $86,000, respectively.

The Company also maintains an Employee Stock Purchase Plan to allow all full-time employees to purchase the Company’s common stock on the open market using employee and Company matching contributions. Total Company contributions during 2005, 2004, and 2003 were $35,000, $27,000 and $22,000, respectively.

11.	INCOME TAXES

Significant components of the Company’s income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 were as follows:

(dollars in thousands)	2005	2004	2003
Current
Federal	$429	$135	$43
State	928	242	(9)

Deferred
Federal	5,215	(431)	(15,617)
State	560	79	(1,039)
Income tax provision (benefit), net	$7,132	$25	$(16,622)

The difference between the tax provison (benefit) at the statuatory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

U.S. federal tax at statutory rate	$6,707	35.0%	2,451	34.0%	692	33.8%
State income taxes (net of federal benefit)	968	5.0%	212	2.9%	226	11.0%
Sale of state tax net operating losses	—	—	—	—	(235)	-11.5%
Write-up of deferred tax assets	(481)	-2.5%	—	—	—	—
Change in valuation allowance	—	—	(2,647)	-36.7%	(16,656	-812.5%
Net operating losses utilized	—	—	—	—	(778)	-38.0%
Tax credits	(236)	-1.2%	(109	-1.5%	—	—
Other non-deductible items	174	0.9%	118	1.6%	86	4.2%
Alternative minimum taxes	—	—	—	—	43	2.1%
Income tax provision (benefit)	$7,132	37.2%	$25	0.3%	$(16,622)	-810.9%

In 2003, the Company realized a $235,000 benefit through the sale and transfer of $3.0 million of state tax net operating losses. The sales and transfers were made through the Technology Business Tax Certificate Program sponsored by the New Jersey Economic Development Authority.

The principal components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are as follows:

(dollars in thousands)	2005	2004
Temporary differences:
Inventory reserves	$555	$407
Stock-based compensation	538	—
Uniform capitalization of inventory costs	217	192
Tax over book depreciation	(851)	(1,041)
Other accruals and reserves	(347)	(82)
Total temporary differences	112	(524)
Federal tax losses and credits not currently utilizable	17,554	17,917
State tax losses and credits not currently utilizable	1,329	916
Total gross deferred tax assets	18,995	18,309
Less valuation allowance	(278)	(606)
Net deferred tax assets	$18,717	$17,703

As of December 31, 2005, the Company had a net operating loss carryforward (“NOL”) for federal income tax purposes of approximately $46.6 million expiring between 2006 and 2021.

The federal NOL carryforwards are subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. As of December 31, 2005 approximately $13.3 million of the Company’s NOL is subject to an annual limitation under Internal Revenue Code Section 382.

At December 31, 2005, the Company also had a NOL carryforward for state income tax purposes of approximately $8.1 million, expiring between 2009 and 2010. Additionally, the Company has approximately $1.3 million of research and development tax credit carryforwards for federal and state income tax purposes, which will expire in varying amounts between 2005 and 2025.

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

In 2004, the Company reduced the valuation allowance on deferred taxes by $4.0 million. Approximately $1.1 million of the reduction resulted from the write-off against the valuation allowance of certain tax credits where future realization was determined to be remote. The remaining amount, which resulted in the recognition of a $2.9 million non-cash tax benefit, resulted from management’s determination that it is more likely than not that the benefit of certain previously reserved federal net operating loss carryforwards and tax credits would be realized.

During 2005, the Company recognized non-cash income tax benefits resulting from a change in the projected tax rate that future year tax deferred income tax assets are expected to be recovered or settled. The favorable impact of the tax benefits on net income was $481,000 for the year ended December 31, 2005.

Additionally, in 2005 and 2004, the Company recognized $8,033,000 and $873,000, respectively, of deferred tax assets related to the exercise of employee stock options, which were recorded as a direct credit to stockholder’s equity.

12.	NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003

Net income applicable to common stockholders	$12,044	$7,184	$18,672

Weighted-average common shares outstanding	30,877,000	27,553,000	22,094,000

Denominator for basic net income per share	30,877,000	27,553,000	22,094,000

Effect of dilutive securities:
Common stock options	1,915,000	2,116,000	887,000
Common stock warrants	491,000	1,476,000	993,000
Restricted stock	65,000	—	—
Series B preferred stock assuming conversion	—	829,000	2,658,000

Denominator for diluted net income per share	33,348,000	31,974,000	26,632,000

Basic net income per share	$0.39	$0.26	$0.85

Diluted net income per share	$0.36	$0.22	$0.70

The calculation of net income per share for the years ended December 31, 2005, 2004 and 2003 excludes potentially dilutive common stock equivalents consisting of outstanding options to purchase 189,000, 439,000 and 1,207,000 shares of common stock in 2005, 2004 and 2003, respectively, and warrants to purchase 250,000 shares of common stock in 2003 because their inclusion would be antidilutive.

13.	COMMITMENTS AND CONTINGENCIES

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

In September 2005, we recalled products containing human cadaveric tissue because the tissue bank that recovered the tissue, Biomedical Tissue Services (“BTS”), did not follow FDA requirements for donor screening to determine whether risk factors for communicable disease existed. The Company promptly notified the FDA and all relevant hospitals and medical profesionals who received products produced from tissue received from BTS. Upon subsequent investigation, the FDA determined that patients who received tissue implants prepared from BTS donors may be at heightened risk of communicable disease transmission, and recommended that patients receive appropriate infectious disease testing. The Company has been working in close cooperation with the FDA to execute the product recall and set up a LifeCell-sponsored patient testing program. The Company has not received any donor tissue from BTS since the product recall was initiated in September 2005. In January 2006, the FDA issued an order to BTS to cease its tissue operations. The Company has been named, along with BTS and other defendants, in six lawsuits that relate to this matter, each of which was filed during the fourth quarter of 2005 or the first quarter of 2006. Five of the actions, Nguyen, Vitola, Tosto, Coleman and Sciuva, purport to serve as a class actions for persons receiving tissue based products that were improperly provided. None of these five cases identified our products as being used in the medical procedures. The Nguyen case was initially filed in the Superior Court of New Jersey, Middlesex County and was removed by another defendant to the United States District Court, District of New Jersey. At the time of the removal to the United States District Court, we were successful in obtaining a voluntary dismissal by plaintiffs, because their complaint identified other defendants’ products used in their medical procedures. The Vitola case was initially filed in the Superior Court of New Jersey, Atlantic County and was also removed to the United States District Court, District of New Jersey. Thereafter, another defendant filed a motion for consolidation of this case and all of the other federal court cases in one venue under the Multi District Litigation (“MDL”). The MDL motion is scheduled to be decided in April 2006. The Tosto case was initially filed in the Superior Court of New Jersey, Atlantic County and was also removed to the United States District Court, District of New Jersey and will be part of the MDL application. The Coleman case was filed in the United States District Court, Northern District of Oklahoma. There are pending motions to consolidate the Coleman case into New Jersey and to make it part of the MDL application. Similarly, the Sciuva case was filed in the United States District Court, Northern District of Ohio and there are pending motions to consolidate this case in New Jersey and also to make it part of the MDL application. One additional action, the Sanders case was filed in the Superior Court of North Carolina, Guilford County and also identifies other defendants. None of the plaintiffs in any of these six actions claim to be presently injured. Additionally, only the Sanders complaint specifically identifies our products as being used in the medical procedure. We intend to vigorously defend against each of these actions. We believe that it is not currently possible to estimate the likelihood of an unfavorable outcome and the impact, if any, that the ultimate resolution of these matters will have on our results of operations, financial position or cash flows.

The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover any claims incurred by the Company or that the type of claims will be covered by the terms of insurance coverage.

Independent Sales and Marketing Agency and Distributor Agreements

The Company utilizes independent sales and marketing agents and distributors to supplement its direct sales organization. The Company’s independent sales and marketing agents and distributors generated 20%, 27% and 38% of total product revenue in the years ended December 31, 2005, 2004 and 2003, respectively. One of the Company’s sales and marketing agents generated 8% and one distributor generated 7% of total product revenues in 2005. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2005.

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

Leases

The Company leases approximately 90,000 square feet for office, production and laboratory space in one building under a lease agreement that expires in November 2010. The lease contains a renewal option for two additional successive five-year periods. In addition, the Company is a party to various other operating leases. Rental expense was $973,000, $1,042,000 and $1,021,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The future minimum lease payments under noncancelable leases with remaining terms in excess of one year as of December 31, 2005, were as follows:

(dollars in thousands)	Minimum Lease Payments
2006	$919
2007	919
2008	919
2009	919
2010 and beyond	843
Total	$4,519

14.	SEGMENT DATA

The Company has one reportable business operating segment — the processing and distribution of human tissue-based products. The Company’s products are used in three primary surgical applications as summarized in the following table:

(dollars in thousands)	2005	2004	2003
Reconstructive	$78,394	$46,028	$28,115
Orthopedic	7,785	5,885	1,728
Urogynecology	7,147	6,838	8,734
Total Product Revenues	$93,326	$58,751	$38,577

Product revenues by geographic area for the years ended December 31, 2004, 2003 and 2002, are summarized as follows:

(dollars in thousands)	2005	2004	2003
United States	$92,059	$57,564	$37,257
Other countries	1,267	1,187	1,320
Total Product Revenues	$93,326	$58,751	$38,577

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of unaudited quarterly results for the years ended December 31, 2005 and 2004:

(dollars in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Total revenues	$19,880	$22,687	$24,532	$27,299
Product revenues	19,714	22,302	24,260	27,050
Cost of products sold	6,184	6,551	8,551	7.919
Net income	2,129	3,580	2,504	3,831
Income per share of common stock - basic	0.07	0.12	0.08	0.12
Income per share of common stock - diluted	0.07	0.11	0.07	0.11
2004
Total revenues	$13,753	$15,103	$15,617	$16,654
Product revenues	13,345	14,453	14,947	16,006
Cost of products sold	4,118	4,509	4,444	4.684
Net income	883	1,046	1,113	4,142(2)
Income per share of common stock - basic	0.03	0.04	0.04	0.14
Income per share of common stock - diluted	0.03	0.03	0.03	0.13

(1)	Includes a $1,402,000 write-off of inventory related to a product recall.
(2)	Includes a $2,860,000 tax benefit resulting from reversal of deferred tax asset valuation allowance.