Form 10-Q
period 2006-03-31
LIFECELL CORP
filed 2006-04-28
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one):

Large accelerated filer  ☐   Accelerated filer  ☑   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes   ☑ No

As of April 24, 2006, there were outstanding 33,388,000 shares of common stock, par value $.001, of the registrant.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$18,646	$21,272
Short-term investments	28,931	26,795
Receivables, less allowance of $232 in 2006 and $156 in 2005	18,671	15,786
Inventories	14,568	12,536
Prepayments and other	640	885
Deferred tax assets	13,086	10,660
Total current assets	94,542	87,934

Investments in marketable securities	4,719	--
Fixed assets, net	10,181	9,271
Deferred tax assets	5,146	8,057
Other assets, net	1,726	1,736
Total assets	$116,314	$106,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,417	$6,680
Accrued liabilities	5,871	8,248
Total current liabilities	14,288	14,928

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 33,348,000 and 32,841,000 shares issued and outstanding in 2006 and 2005	33	33
Additional paid-in capital	124,380	118,473
Accumulated other comprehensive income (loss)	(8)	5
Accumulated deficit	(22,379)	(26,441)
Total stockholders’ equity	102,026	92,070
Total liabilities and stockholders’ equity	$116,314	$106,998

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Product revenues	$30,523	$19,714
Research grant revenues	142	166
Total revenues	30,665	19,880

Costs and expenses:
Cost of products sold	8,981	6,184
Research and development	3,455	2,026
General and administrative	4,315	2,412
Selling and marketing	7,283	5,860
Total costs and expenses	24,034	16,482

Income from operations	6,631	3,398

Interest and other income, net	488	121

Income before income taxes	7,119	3,519

Income tax provision, net	3,056	1,390

Net income	$4,063	2,129

Net income per common share:
Basic	$0.13	$0.07
Diluted	$0.12	$0.07

Shares used in computing net income per common share:
Basic	32,476,000	29,237,000
Diluted	33,532,000	32,156,000

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,063	$2,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676	676
Deferred taxes	2,875	1,360
Excess tax benefit from stock-based compensation	(2,379)	-
Stock-based compensation	1,999	-
Provision for bad debt	80	40
Inventory net realizable value provision	147	36
Loss on disposal of fixed assets	4	-
Changes in operating assets and liabilities:

Receivables	(2,965)	(2,059)
Inventories	(2,179)	(1,726)
Prepayments and other	245	(149)
Accounts payable and accrued liabilities	(641)	917

Net cash provided by operating activities	1,925	1,224

Cash flows from investing activities:
Proceeds from maturities and sale of investments	2,031	2,188
Purchases of investments	(8,910)	(325)
Capital expenditures	(1,580)	(319)

Net cash provided by (used in) investing activities	(8,459)	1,544

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,529	398
Excess tax benefit from stock-based compensation	2,379	-

Net cash provided by financing activities	3,908	398

Net increase (decrease) in cash and cash equivalents	(2,626)	3,166
Cash and cash equivalents at beginning of period	21,272	10,084

Cash and cash equivalents at end of period	$18,646	$13,250

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$3
Cash paid during the period for income taxes	$10	$40

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

2.	Accounting Policies

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the day of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

As a result of adopting SFAS 123R on January 1, 2006, our income before taxes and net income for the three month period ended March 31, 2006, is $900,000 and $726,000 million lower than had we continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per share for the three month period ended March 31, 2006 would have been $0.02 higher, had we not adopted SFAS 123R, compared to reported basic and diluted net income per share of $0.13 and $0.12, respectively. The adoption of SFAS 123R changed the way tax benefits related to stock compensation are reported in the statement of cash flows resulting in a reduction in cash provided by operating activities and an increase in cash provided by financing activities by $2.4 million. The adoption of SFAS 123R also resulted in a cumulative effect adjustment for estimated forfeitures for awards with compensation cost recognized in the financial statements prior to adoption. The adjustment was not material to the financial statements.

The Company has elected the alternative transition method described in FSP FAS 123(R)-3—“Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” to account for the tax effects of share-based payment awards. When utilizing tax attributes relating to items such as net operating losses and windfall tax benefits, the Company utilizes tax law ordering.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” for periods prior to January 1, 2006:

Three Months Ended
March 31,2005
(dollars in thousands, except per share data)
Net income, as reported	$2,129
Less: Total stock-based compensation expense expense determined under fair value based method for all awards, net of related tax effects	(469)
Net Income, Pro forma	$1,660

Basic net income per common share
As reported	$0.07
Pro forma	$0.06

Diluted net income per common share
As reported	$0.07
Pro forma	$0.05

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Stock-based compensation expense included in the Company’s statements of operations was:
Three Months Ended March 31,
2006
(dollars in thousands)
Cost of products sold	$56
Research and development	434
General and administrative	957
Selling and marketing	379
Stock-based compensation expense, before tax	1,826

Income tax benefit	(553)
Net compensation expense	$1,273

In addition, there was $173,000 of stock-based compensation cost capitalized in inventory at March 31, 2006.

For restricted common stock, we recognize compensation expense over the vesting period for the difference between the exercise price or purchase price and the fair market value on the measurement date.

3.	Inventories

Inventories consist of the following:
	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Unprocessed tissue and materials	$9,004	$7,730
Tissue products in-process	2,021	1,688
Tissue products available for distribution	3,543	3,118
Total inventories	$14,568	$12,536

4.	Fixed Assets

Fixed Assets

Fixed assets consist of the following:
	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Machinery and equipment	$8,456	$7,864
Leasehold improvements	9,241	8,346
Computer equipment, furniture and fixtures	5,594	5,505
	23,291	21,715
Accumulated depreciation and amortization	(13,110)	(12,444)
Fixed assets, net	$10,181	$9,271

5.	Income Taxes

The tax provision for the three months ended March 31, 2006 and 2005 represents Federal and state income taxes. The Company's effective rate of 43.1% and 39.5%, respectively, differs from the U.S. Federal statutory rate due to the impact of stock-based compensation, which cannot be recognized for tax purposes unless the stock options are exercised as a disqualifying disposition, and state income taxes, net of the federal benefit. In the three months ended March 31, 2006 and 2005, the Company recognized $2.4 million and $324,000, respectively, of deferred tax assets related to the exercise of employee stock options, which were recorded as a direct credit to stockholder’s equity and therefore had no impact on the Company’s tax provision.

6.	Stock-Based Compensation

The LifeCell Corporation Equity Compensation Plan (“Plan”) was adopted by the Company’s board of directors in June 2005 and was approved by its stockholders in July 2005. The Compensation Committee of the Company’s board of directors administers the plan. The Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards. Stock-based awards for employees generally vest over four years and have a ten year life, except for awards to non-employee board of director which generally vest over one year. A total of 5,850,000 shares may be issued under the Plan through March 1, 2010. At March 31, 2006, there were 1,989,000 shares available for future awards under the Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2006 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,257,000	$6.71
Granted	352,000	$19.36
Exercised	(413,000)	$3.71		$7,089
Forfeited or canceled	(5,000)	$9.34

Outstanding at March 31, 2006	2,191,000	$9.30	7.8 years	$29,013

Exercisable at March 31. 2006	704,000	$4.59	6.7 years	$12,650

The weighted average grant date fair value of stock options granted during the first quarter of 2006 was $12.84 per share.

In connection with the stock option exercises during the three months ended March 31, 2006, the Company received proceeds of $1.5 million.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company estimated volatility by considering both implied volatility derived from publicly traded options to purchase LifeCell common stock and historical stock volatility. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, the Company elected to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the three months ended March 31, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value options granted during each of the periods was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Volatility	69.6%	80.0%-81.0%
Expected term (years)	6.25	6.25
Risk free interest rate	4.1% - 4.7%	3.7% - 4.4%
Expected dividend yield	0.0%	0.0%

Restricted Stock

A summary of non-vested restricted stock activity for the three months ended March 31, 2006 is as follows:
	Non-vested Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2005	647,000	$17.03
Granted	93,000	$19.25
Balance at March 31, 2006	740,000	$17.31

In January 2006, the Company’s Board of Directors awarded 93,000 shares of restricted (non-vested) common stock to certain executive officers and senior managers. The shares, with a fair value of $1.8 million at the grant date, are subject to forfeiture to the extent that the recipient’s service is terminated prior to the shares becoming vested. The Company will recognize compensation expense on a straight-line basis over the four year vesting period for each award. None of the outstanding restricted stock vested during the three months ended March 31, 2006.

As of March 31, 2006, $18.6 million of total unrecognized compensation costs related to non-vested stock options and restricted stock is expected to be recognized over a weighted average period of 2.6 years.

7.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands, except per share data)
Net income	$4,063	$2,129

Weighted average common shares outstanding	32,476,000	29,237,000
Denominator for basic net income per share	32,476,000	29,237,000

Effect of dilutive securities:
Common stock options	948,000	1,798,000
Common stock warrants	-	1,121,000
Restricted stock	108,000	-
Denominator for diluted net income per common share	33,532,000	32,156,000

Basic net income per common share	$0.13	$0.07

Diluted net income per common share	$0.12	$0.07

The calculation of net income per common share for the quarters ended March 31, 2006 and 2005 excludes potentially dilutive common stock of 505,000 in 2006 and 478,000 in 2005. Other potential common stock, which consisted of common stock options and common stock warrants outstanding, were not included in the calculation of net income per common share because their inclusion would be antidilutive.

8.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Net income	$4,063	$2,129
Other comprehensive loss:
Change in net unrealized holding loss on available for sale investments	(13)	(3)
Comprehensive income	4,050	2,126

9.	Commitments and Contingencies

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

In September 2005, the Company recalled products containing human tissue because the facility which recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), did not follow FDA requirements for donor screening to determine if risk factors for communicable diseases existed. The Company promptly notified FDA and all relevant hospitals and medical professionals. FDA subsequently determined that patients who received tissue implants prepared from BTS donors might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing. The Company has worked closely with FDA to execute a product recall and set up a LifeCell-sponsored testing program. The Company has not received any donor tissue from BTS after September 2005.

The Company has been named, along with BTS and many other defendants, in several lawsuits that relate to this matter which were filed during the fourth quarter of 2005 and the first quarter of 2006. With the exception of two cases (discussed below), those suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress. The Company was successful in obtaining a voluntarily dismissal in one case which specifically identified another company’s product being at issue. Thereafter, another defendant filed a series of motions to consolidate all class action cases in one venue as a Multi District Litigation (“MDL”). The MDL motion should be decided shortly.

There is one case filed in a Superior Court of North Carolina, Guilford County (“Sanders”) which specifically identifies the Company’s product and additionally names as defendants those medical professionals and hospitals involved in the transplant. Plaintiff in Sanders also seeks medical monitoring and damages for emotional distress, but does not seek any class remedy.

Recently, another type of class action was filed in Federal Court in Rochester, New York (“Kennedy-McInnis”) which seeks compensatory damages from BTS and all defendants, including LifeCell, which received and used BTS-originated tissue. Plaintiffs, are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Presently, it is unclear if this case will become part of the MDL litigation.

The Company intends to vigorously defend each case. The Company will pursue dismissal of all class action cases which do not identify its product being at issue. The Company believes it is not currently possible to estimate the likelihood of an unfavorable outcome and/or the impact, if any, the ultimate resolution of these cases could have on the Company’s operations, financial position or cash flow. The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover the claims or that the all of the claims will be covered by the terms of any insurance.

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

Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the failure to maintain or increase revenues from the sale of our AlloDerm products;

•	the failure to comply with government regulations, including the FDA;

•	claims for damages by third-parties, including product liability claims;

•	our dependence on a limited number of sources for human cadaveric tissue;

•	negative publicity about the use of donated human tissue in medical procedures;

•	our ability to increase market penetration of our current products and to develop and commercialize new products;

•	changes in third party reimbursement practices;

•	the failure of third party sales representatives and distributors to adequately promote, market and sell our products;

•	our inability to protect our intellectual property;

•	the effects of competition; and

•	the other factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and other reports that we file with the Securities and Exchange Commission.

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

Critical Accounting Policies / Estimates

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We estimated volatility by considering both implied volatility derived from publicly traded options to purchase LifeCell common stock and historical stock volatility. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. We estimate forfeitures using historical employee turn-over rates. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, form their estimate.

For the period ended March 31, 2006, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2005.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenues

Total revenues for the three months ended March 31, 2006 increased 54% to $30.7 million compared to $19.9 million for the same period in 2005. The increase was primarily attributable to a 55% increase in product revenues to $30.5 million in the current period as compared to $19.7 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 63% to $26.2 million in the three months ended March 31, 2006 compared to $16.1 million in 2005. The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures. AlloDerm revenues increased 69% to $25.3 million in the three months ended March 31, 2006 compared to $14.9 million in the same period of 2005.

Orthopedic product revenue grew 17% to $2.2 million in the three months ended March 31, 2006 from $1.9 million in 2005. This revenue growth resulted primarily from increased demand for our GraftJacket products. GraftJacket revenues were $1.8 million in 2006 compared to $1.4 million in 2005.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased 20% to $2.1 million in the three months ended March 31, 2006 compared to $1.7 million for the same period in 2005.

Our independent sales and marketing agents and distributors generated 17% of our total product revenue in the three months ended March 31, 2006 and 22% in 2005. Boston Scientific and Wright Medical represented 7% and 6%, respectively, of our total product revenues in 2006 compared to 9% and 7%, respectively, for the same period in 2005. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended March 31, 2006.

Research grant revenues, which totaled $142,000 in the first quarter of 2006 compared to $166,000 in 2005, decreased 14%. This decrease was primarily due to a decrease in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of March 31, 2006, approximately $1.7 million of approved grant funding was available to fund future research and development expenses through the end of 2006.

Costs and expenses

Costs and expenses as a percentage of product revenue were the following for the quarter ended March 31,:

	2006		2005
(dollars in thousands)	Dollars	%	Dollars	%
Cost of products sold	$8,981	29%	$6,184	31%
Research and development	3,455	11%	2,026	10%
General and administrative	4,315	14%	2,412	12%
Selling and marketing	7,283	24%	5,860	30%
Total costs and expenses	$24,034	79%	$16,482	84%

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not be restated. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $1.8 million. The following is the detail of the stock-based compensation expense by financial statement caption including the stock-based compensation as a percentage of revenue:

	2006
(dollars in thousands)	Dollars	%
Cost of products sold	$56	*
Research and development	434	1%
General and administrative	957	3%
Selling and marketing	379	1%

Total stock-based compensation	$1,826	6%
*Less than 1%

Cost of products sold for the three months ended March 31, 2006 was $9.0 million, or 29% of product revenues, compared to cost of products sold of $6.2 million, or 31% of product revenue for the same period in 2005. The decrease in cost of products sold as a percentage of revenue was due to efficiencies gained through increased processing volume.

Total research and development expenses increased 71% to $3.5 million in the three months ended March 31, 2006 compared to $2.0 million for the same period in 2005. The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) stock-based compensation expense, and (iii) professional fees and expenses related to animal studies. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. A significant amount of our research in 2006 will be focused on the development of an animal-based version of our human-based regenerative tissue products. We expect to complete pre-clinical evaluation this year and plan to seek FDA approval to commence clinical evaluation in 2007. We also have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

General and administrative expenses increased 79% to $4.3 million in the three months ended March 31, 2006 compared to $2.4 million for the same period in 2005. The increase was primarily attributable to (i) stock-based compensation expense, (ii) increases in payroll and related expenses associated with increased headcount and annual merit increases, (iii) franchise taxes and (iv) an increase in insurance expense.

Selling and marketing expenses increased 24% to $7.3 million for the three months ended March 31, 2006 compared to $5.9 million for the same period in 2005. The increase was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and increased revenues, (ii) an increase in marketing and medical education expenses for AlloDerm and (iii) stock-based compensation expense. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $1.0 million in each of the three months ended March 31, 2006 and 2005.

Interest and other income, net

Interest and other income, net increased $367,000 in the three months ended March 31, 2006 compared to 2005. The net increase was due to an increase in interest income resulting from a higher level of average investments and higher rate of return.

Income tax provision

The provision for income taxes was $3.1 million in the quarter ended March 31, 2006 compared to $1.4 in the same period in 2005 resulting in an effective income tax rate of a 42.9% and 39.5%, respectively. The increase in the effective tax rate is primarily due to the recognition of stock-based compensation expense for incentive stock options, which cannot not be recognized for tax purposes until the stock options are exercised. Although we recorded a tax provision in the first quarter of 2006 and 2005 we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. As of March 31, 2006, we had a net operating loss carryforward (“NOL”) for federal income tax purposes of approximately $42.6 million .

Liquidity and Capital Resources

At March 31, 2006, we had $18.6 million in cash and cash equivalents, $28.9 million in short-term marketable securities and $4.7 million in long-term marketable securities. Working capital increased to $80.3 million at March 31, 2006 from $73.2 million at December 31, 2005. The increase in working capital resulted primarily from increases in short-term investments, accounts receivable, inventories and current deferred taxes, a decrease in accounts payable and accrued liabilities, partially offset by a decrease in cash and cash equivalents.

We generated $1.9 million of cash from operating activities for the three months ended March 31, 2006 compared to $1.2 million for the same period in 2005. The increase in cash from operating activities in 2006, as compared to 2005, was principally due to increases in net income after adjustments for non-cash items. Such increases were partially offset by a planned increase in inventories to support anticipated growth and a normal increase in receivables associated with higher revenue. Although we recorded a tax provision in 2006 and 2005, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire.

Capital expenditures were $1.6 million in 2006 and consisted primarily of leasehold improvements and the purchase of manufacturing and computer equipment.

Our financing activities generated $3.9 million for the three months ended March 31, 2006 compared to $398,000 for the same period in 2005. In 2006, the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and the related excess tax benefits realized. In 2005, the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and warrants.

The following table reflects a summary of our contractual cash obligations as of March 31, 2006:

	Payments Due by Period
	Total	Less than one year	1 to 2 years	3 to 4 years	After 5 years
Operating leases	$4,289	$919	$1,838	$1,532	$-
Licensing agreement	2,000	250	500	500	750
Total contractual cash obligations	$6,289	$1,169	$2,338	$2,032	$750

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

At the end of 2005 we commenced a facility expansion at our Branchburg, New Jersey facility to increase office space and processing capacity. Estimated capital expenditures associated with the facility expansion are approximately $5.7 million in 2006 and $5.2 million in 2007.

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

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at March 31, 2006 or 2005.

Item 4.	Controls and Procedures.

a.	Disclosure controls and procedures.

During the first quarter of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter is a product liability action for personal injury damages allegedly arising from the use of one of our products. The case was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, otherwise the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. We intend to vigorously defend against this action. The likelihood of an unfavorable outcome is unknown at this time however, we believe any potential losses resulting from this action would be covered by its insurance policies. As a result, we do not believe that an unfavorable outcome will have a material adverse effect on the results of operations, cash flows and financial position.

In September 2005, we recalled products containing human tissue because the facility which recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), did not follow FDA requirements for donor screening to determine if risk factors for communicable diseases existed. We promptly notified FDA and all relevant hospitals and medical professionals. FDA subsequently determined that patients who received tissue implants prepared from BTS donors might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing. We have worked closely with FDA to execute a product recall and set up a LifeCell-sponsored testing program. We have not received any donor tissue from BTS after September 2005.

We have been named, along with BTS and many other defendants, in several lawsuits that relate to this matter, which were filed during the fourth quarter of 2005 and the first quarter of 2006. With the exception of two cases (discussed below), those suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress. We were successful in obtaining a voluntarily dismissal in one case which specifically identified another company’s product being at issue. Thereafter, another defendant filed a series of motions to consolidate all class action cases in one venue as a Multi District Litigation (“MDL”). The MDL motion should be decided shortly.

There is one case filed in a Superior Court of North Carolina, Guilford County (“Sanders”) which specifically identifies our product and additionally names as defendants those medical professionals and hospitals involved in the transplant. Plaintiff in Sanders also seeks medical monitoring and damages for emotional distress, but does not seek any class remedy.

Recently, another type of class action was filed in Federal Court in Rochester, New York (“Kennedy-McInnis”) which seeks compensatory damages from BTS and all defendants, including LifeCell, which received and used BTS-originated tissue. Plaintiffs, are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Presently, it is unclear if this case will become part of the MDL litigation.

We intend to vigorously defend each case. We will pursue dismissal of all class action cases which do not identify our product being at issue. We believe it is not currently possible to estimate the likelihood of an unfavorable outcome and/or the impact, if any, the ultimate resolution of these cases could have on our operations, financial position or cash flow. We maintain insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover the claims or that the all of the claims will be covered by the terms of any insurance.

Item 1a.	Risk Factors

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2006.

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

LIFECELL CORPORATION

Date: April 28, 2006	By:/s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2006	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: April 28, 2006	By: /s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)