Form 10-Q
period 2006-06-30
LIFECELL CORP
filed 2006-07-27
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one):

Large accelerated filer ☐     Accelerated filer ☑    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

As of July 25, 2006, there were outstanding 33,594,000 shares of common stock, par value $.001, of the registrant.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$19,624	$21,272
Short-term investments	37,416	26,795
Receivables, less allowance of $259 in 2006 and $156 in 2005	20,124	15,786
Inventories	16,595	12,536
Prepayments and other	408	885
Deferred tax assets	13,203	10,660
Total current assets	107,370	87,934

Investments in marketable securities	4,634	--
Fixed assets, net	12,790	9,271
Deferred tax assets	2,464	8,057
Other assets, net	1,717	1,736
Total assets	$128,975	$106,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,823	$6,680
Accrued liabilities	8,034	8,248
Total current liabilities	17,857	14,928

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 33,563,000 and 32,841,000 shares issued and outstanding in 2006 and 2005	34	33
Additional paid-in capital	128,384	118,473
Accumulated other comprehensive income (loss)	(30)	5
Accumulated deficit	(17,270)	(26,441)
Total stockholders’ equity	111,118	92,070
Total liabilities and stockholders’ equity	$128,975	$106,998

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product revenues	$35,684	$22,302	$66,207	$42,016
Research grant revenues	437	385	579	551
Total revenues	36,121	22,687	66,786	42,567

Costs and expenses:
Cost of products sold	10,329	6,551	19,310	12,735
Research and development	3,976	2,660	7,431	4,686
General and administrative	4,709	2,752	9,024	5,164
Selling and marketing	8,519	5,545	15,802	11,405
Total costs and expenses	27,533	17,508	51,567	33,990

Income from operations	8,588	5,179	15,219	8,577

Interest and other income, net	637	191	1,125	312

Income before income taxes	9,225	5,370	16,344	8,889

Income tax provision, net	4,117	1,790	7,173	3,180

Net income	$5, 108	$3,580	$9,171	$5,709

Net income per common share:
Basic	$0.16	$0.12	$0.28	$0.19
Diluted	$0.15	$0.11	$0.27	$0.17

Shares used in computing net income per common share:
Basic	32,724	30,391	32,601	29,817
Diluted	33,904	32,965	33,738	32,623

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,171	$5,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,391	1,348
Deferred taxes	6, 605	2,959
Excess tax benefit from stock-based compensation	(3,528)	-
Stock-based compensation	3,842	-
Provision for bad debt	121	40
Inventory net realizable value provision	128	19
Loss on disposal of fixed assets	4	-
Changes in operating assets and liabilities:
Receivables	(4,459)	(2,606)
Inventories	(3,959)	(2,802)
Prepayments and other	477	30
Accounts payable and accrued liabilities	2,929	1,263

Net cash provided by operating activities	12,722	5,960

Cash flows from investing activities:
Proceeds from maturities and sale of investments	2,593	2,845
Purchases of investments	(17,910)	(6,000)
Capital expenditures	(4,895)	(1,086)

Net cash used in investing activities	(20,212)	(4,241)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,314	3,726
Excess tax benefit from stock-based compensation	3,528	-

Net cash provided by financing activities	5,842	3,726

Net increase (decrease) in cash and cash equivalents	(1,648)	5,445
Cash and cash equivalents at beginning of period	21,272	10,084

Cash and cash equivalents at end of period	$19,624	$15,529

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$3
Cash paid during the period for income taxes	$15	$475

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the day of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before taxes and net income for the three month period ended June 30, 2006, were $1.1 million and $874,000 lower than had it continued to account for stock-based compensation under APB No. 25. For the six month period ended June 30, 2006, the Company’s income before taxes and net income were $2.0 million and $1.6 million lower as a result of adopting SFAS 123R. Basic and diluted net income per share for the three month period ended June 30, 2006 would have been $0.03 higher, had the Company not adopted SFAS 123R, compared to reported basic and diluted net income per share of $0.16 and $0.15, respectively. For the six month period ended June 30, 2006, basic and diluted net income per share would have been $0.05 higher, had the Company not adopted SFAS 123R, compared to reported basic and diluted net income per share of $0.28 and $0.27, respectively. The adoption of SFAS 123R changed the way tax benefits related to stock compensation are reported in the statement of cash flows resulting in a reduction in cash provided by operating activities and an increase in cash provided by financing activities by $3.5 million. The adoption of SFAS 123R also resulted in a cumulative effect adjustment for estimated forfeitures for awards with compensation cost recognized in the financial statements prior to adoption. The adjustment was not material to the financial statements.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” for periods prior to January 1, 2006:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(dollars in thousands, except per share data)
Net income, as reported	$3,580	$5,709
Less: Total stock-based compensation expense expense determined under fair value based method for all awards, net of related tax effects	(532)	(1,031)
Net Income, Pro forma	$3,048	$4,678

Basic net income per common share
As reported	$0.12	$0.19
Pro forma	$0.10	$0.16

Diluted net income per common share
As reported	$0.11	$0.17
Pro forma	$0.09	$0.15

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Stock-based compensation expense included in the Company’s statements of operations was:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(dollars in thousands)
Cost of products sold	$188	$244
Research and development	449	883
General and administrative	991	1,948
Selling and marketing	388	767
Stock-based compensation expense, before tax	2,016	3,842

Income tax benefit	(573)	(1,126)
Net compensation expense	$1,443	$2,716

In addition, there was $228,000 of stock-based compensation cost capitalized in inventory at June 30, 2006.

For restricted common stock, the Company recognizes compensation expense based upon the fair market value on the measurement date.

3.	Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Unprocessed tissue and materials	$10,231	$7,730
Tissue products in-process	2,468	1,688
Tissue products available for distribution	3,896	3,118
Total inventories	$16,595	$12,536

4.	Fixed Assets

Fixed assets consist of the following:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Machinery and equipment	$9,253	$7,864
Leasehold improvements	11,594	8,346
Computer hardware, furniture and fixtures	3,703	3,459
Computer software	2,046	2,046
	26,596	21,715
Accumulated depreciation and amortization	(13,806)	(12,444)
Fixed assets, net	$12,790	$9,271

5.	Income Taxes

The tax provision represents Federal and state income taxes. The Company’s effective tax rate was 44.6% and 33.3%, respectively, for the three months ended June 30, 2006 and 2005, and was 43.9% and 35.8%, respectively, for the six months ended June 30, 2006 and 2005. The effective tax rate differs from the U.S. Federal statutory rate primarily due to the impact of stock-based compensation, which cannot be recognized for tax purposes unless the stock options are exercised as a disqualifying disposition, and state income taxes, net of the federal benefit. In the six months ended June 30, 2006 and 2005, the Company recognized $3.5 million and $2.9 million, respectively, of deferred tax assets related to the exercise of employee stock options, which were recorded as a direct credit to stockholder’s equity and therefore had no impact on the Company’s tax provision.

6.	Stock-Based Compensation

The LifeCell Corporation Equity Compensation Plan (“Plan”) was adopted by the Company’s board of directors in June 2005 and was approved by its stockholders in July 2005. The Compensation Committee of the Company’s board of directors administers the plan. The Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards. Stock-based awards for employees generally vest over four years and have a ten year life. A total of 5,850,000 shares may be issued under the Plan through March 1, 2010. At June 30, 2006, there were 1,900,000 shares available for future awards under the Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,257,000	$6.71
Granted	429,000	$20.51
Exercised	(590,000)	$4.00		$9,741
Forfeited or canceled	(21,000)	$12.12
Outstanding at June 30, 2006	2,075,000	$10.29	7.8 years	$42,814

Exercisable at June 30, 2006	604,000	$5.14	6.8 years	$15,573

During the first half of 2006, the weighted average grant date fair value of stock options granted, calculated using the Black-Scholes option-pricing model, was $13.54 per share.

In connection with the stock option exercises during the six months ended June 30, 2006, the Company received cash proceeds of $2.3 million.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Company estimated volatility by considering both implied volatility derived from publicly traded options to purchase LifeCell common stock and historical stock volatility. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, the Company elected to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted in the six months ended June 30, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of stock options granted during each of the periods was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2006	2005
Volatility	69.6%	80.0%-81.0%
Expected term (years)	5.67-6.25	6.25
Risk free interest rate	4.1% - 5.0%	3.7% - 4.4%
Expected dividend yield	0.0%	0.0%

Restricted Stock

A summary of non-vested restricted stock activity for the six months ended June 30, 2006 is as follows:

	Non-vested Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2005	647,000	17.03
Granted	121,000	$21.58
Balance at June 30, 2006	768,000	$17.75

As of June 30, 2006, there was $17.3 million of total unrecognized compensation costs related to non-vested stock options and restricted stock which is expected to be recognized over a weighted average period of 2.5 years.

7.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars and shares in thousands, except per share data)
Net income	$5,108	$3,580	$9,171	$5,709

Weighted average common shares outstanding	32,724	30,391	32,601	29,817
Denominator for basic net income per common share	32,724	30,391	32,601	29,817

Effect of dilutive securities:
Common stock	931	1,964	924	1,921
Warrants	-	610	-	885
Restricted stock	249	-	213	-
Denominator for diluted net income per common share	33,904	32,965	33,738	32,623

Basic net income per common share	$0.16	$0.12	$0.28	$0.19

Diluted net income per common share	$0.15	$0.11	$0.27	$0.17

The calculation of net income per share for the quarters ended June 30, 2006 and 2005 excludes stock options to purchase 470,000 shares of common in 2006 and 30,000 shares of common stock in 2005 because their inclusion would have been anti-dilutive. The calculation of net income per share for the six months ended June 30, 2006 and 2005 excludes stock option to purchase 569,000 shares of common stock in 2006 and 34,000 shares of common stock in 2005 because their inclusion would be anti-dilutive.

8.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Net income	$5,108	$3,580	$9,171	$5,709
Other comprehensive income (loss):
Change in net unrealized holding loss on available for sale investments	(22)	6	(35)	3

Comprehensive income	5,086	3,586	9,136	5,712

9.	Commitments and Contingencies

Litigation

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter was a product liability action for personal injury damages allegedly arising from the use of one of the Company’s products. The case was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, or the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. The re-filed case was dismissed with prejudice by the Court and a final judgment order was entered for the Company on June 16, 2006.

In September 2005, the Company recalled certain human tissue based products because the organization which recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), did not follow FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. The Company promptly notified FDA and all relevant hospitals and medical professionals. FDA subsequently determined that patients who received tissue implants prepared from BTS donor tissue might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing. The Company has worked closely with FDA to execute the product recall and to set up a LifeCell-sponsored testing program. The Company has not received any donor tissue from BTS after September 2005.

The Company has been named, along with BTS and many other defendants, in several lawsuits that relate to this matter. With the exception of three cases (discussed below), those suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress. The Company was successful in obtaining a voluntarily dismissal in one case which specifically identified another company’s product being at issue. Thereafter, another defendant filed a series of motions to consolidate all class action cases in one venue as a Multi District Litigation (“MDL”). The MDL motion was granted and all of the federal cases have been sent to New Jersey for consolidated handling.

There is one case filed in a Superior Court of North Carolina, Guilford County (“Sanders”) which specifically identifies the Company’s product and additionally names as defendants those medical professionals and hospitals involved in the transplant. The plaintiff in Sanders also seeks medical monitoring and damages for emotional distress, but does not seek any class remedy. The Company is attempting to transfer Sanders to the MDL.

A second case was filed in the Superior Court in Cook County, Illinois (“Castello”) which also specifically identified the Company’s product and additionally names BTS and its owner as defendants. Although the pleadings are some what vague, it appears the case does not allege any present personal injury. The Company is attempting to transfer Castello to the MDL.

Lastly, another type of class action was filed in Federal Court in Rochester, New York (“Kennedy-McInnis”) which seeks compensatory damages from BTS and all defendants, including LifeCell, which received and used BTS-originated tissue. Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Presently, plaintiffs are objecting to the transfer to the MDL litigation.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

We have also posted policies, codes and procedures that outline our corporate governance principles, including the charters of the board’s audit and nominating committees, and our Code of Ethics covering directors and all employees and the Code of Ethics for senior financial officers on our website. These materials also are available free of charge in print to stockholders who request them in writing. The information contained on our website does not constitute a part of this report.

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

General and Background

We develop and market human tissue based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects. Our patented technology produces a unique regenerative human tissue matrix -- a complex three-dimensional structure that contains vascular channels, proteins and growth factor binding sites -- that provides a template for the regeneration of normal human tissue. Our current products include: AlloDerm®, for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra®, a particulate form of AlloDerm suitable for injection; GraftJacket® and GraftJacket® Xpress, for orthopedic applications and lower extremity wounds; AlloCraft™DBM, for bone grafting procedures; and Repliform®, for urogynecologic surgical procedures. We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization. Our strategic sales and marketing partners include: Wright Medical Group, Inc. for GraftJacket and GraftJacket Xpress; Stryker Corporation for AlloCraftDBM; Boston Scientific for Repliform; and BioHorizons for periodontal applications of AlloDerm. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. We have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

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

For the six months ended June 30, 2006, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2005.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenues

Total revenues for the three months ended June 30, 2006 increased 59% to $36.1 million compared to $22.7 million for the same period in 2005. The increase was primarily attributable to a 60% increase in product revenues to $35.7 million in the current period as compared to $22.3 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 68% to $31.4 million in the three months ended June 30, 2006 compared to $18.7 million in the same period in 2005. The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures. AlloDerm revenues increased 73% to $30.3 million in the three months ended June 30, 2006 compared to $17.6 million in the same period of 2005.

Orthopedic product revenue grew 17% to $2.3 million in the three months ended June 30, 2006 from $2.0 million in 2005. This revenue growth resulted primarily from increased demand for our GraftJacket products. GraftJacket revenues were $1.9 million in 2006 compared to $1.7 million in the same period in 2005.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased 25% to $2.0 million in the three months ended June 30, 2006 compared to $1.6 million for the same period in 2005.

Our independent sales and marketing agents and distributors generated 14% of our total product revenue in the three months ended June 30, 2006 compared to 20% in the same period in 2005. Boston Scientific and Wright Medical represented 6% and 5%, respectively, of our total product revenues in 2006 compared to 7% and 8%, respectively, for the same period in 2005. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended June 30, 2006.

Research grant revenues were $437,000 in the second quarter of 2006 compared to $385,000 in 2005. This increase was primarily due to an increase in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of June 30, 2006, approximately $1.3 million of approved grant funding was available to fund future research and development expenses through the end of 2006.

Costs and expenses

Costs and expenses for the quarter ended June 30, as a percentage of product revenue were:

	2006		2005
(dollars in thousands)	Dollars	%	Dollars	%
Cost of products sold	$10,329	29%	$6,551	29%
Research and development	3,976	11%	2,660	12%
General and administrative	4,709	13%	2,752	12%
Selling and marketing	8,519	24%	5,545	25%
Total costs and expenses	$27,533	77%	$17,508	79%

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock, based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not been restated. Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $2.0 million. Detail of the stock-based compensation expense by financial statement caption including the stock-based compensation as a percentage of revenue was as follows:

	Three Months Ended June 30, 2006
(dollars in thousands)	Dollars	%
Cost of products sold	$188	1%
Research and development	449	1%
General and administrative	991	3%
Selling and marketing	388	1%

Total stock-based compensation	$2,016	6%

Cost of products sold for the three months ended June 30, 2006 was $10.3 million, or 28.9% of product revenues, compared to cost of products sold of $6.6 million, or 29.4% of product revenue for the same period in 2005. The decrease in cost of products sold as a percentage of revenue was due to cost efficiencies achieved through increased processing volume.

Total research and development expenses increased 49% to $4.0 million in the three months ended June 30, 2006 compared to $2.7 million for the same period in 2005. The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) stock-based compensation expense, and (iii) operating supplies. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. A significant amount of our research in 2006 will be focused on the development of an animal-based version of our human-based regenerative tissue products. We expect to complete pre-clinical evaluation this year and plan to seek FDA approval to commence clinical evaluation in 2007. We also have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

General and administrative expenses increased 71% to $4.7 million in the three months ended June 30, 2006 compared to $2.8 million for the same period in 2005. The increase was primarily attributable to (i) stock-based compensation expense, (ii) increases in payroll and related expenses associated with increased headcount and annual merit increases, and (iii) increases in professional fees primarily related to business development activities and accounting services.

Selling and marketing expenses increased 54% to $8.5 million for the three months ended June 30, 2006 compared to $5.5 million for the same period in 2005. The increase was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) an increase in marketing and medical education program expenses for AlloDerm and (iii) stock-based compensation expense. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $928,000 and $722,000, respectively, in the three months ended June 30, 2006 and 2005. The increase in agent fees resulted from an increase in revenue generated through our independent sales and marketing agents.

Interest and other income, net

Interest and other income, net increased $446,000 in the three months ended June 30, 2006 compared to 2005 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes was $4.1 million in the quarter ended June 30, 2006 compared to $1.8 million in the same period in 2005 resulting in an effective income tax rate of a 44.6% and 33.3%, respectively. The increase in the effective tax rate was primarily due to the recognition of stock-based compensation expense for incentive stock options, which cannot be recognized for tax purposes until the stock options are exercised and a decrease in tax benefits associated with research and development tax credits. In addition, during the second quarter of 2005, we recognized an income tax benefit resulting from a change in the projected tax rate totaling $296,000. Although we recorded a tax provision in 2006 and 2005, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. As of June 30, 2006, we had a net operating loss carry forward (“NOL”) for federal income tax purposes of $33.6 million.

Six Months Ended June 30, 2006 and 2005

Revenues

Total revenues for the six months ended June 30, 2006 increased 57% to $66.8 million compared to $42.6 million for the same period in 2005. The increase was primarily attributable to a 58% increase in product revenues to $66.2 million in the current period as compared to $42.0 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 65% to $57.6 million in the six months ended June 30, 2006 compared to $34.8 million in the same period in 2005. The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures. AlloDerm revenues increased 71% to $55.6 million in the six months ended June 30, 2006 compared to $32.5 million in the same period of 2005.

Orthopedic product revenue grew 17% to $4.5 million in the six months ended June 30, 2006 from $3.8 million in 2005. This revenue growth resulted primarily from increased demand for our GraftJacket products. GraftJacket revenues were $3.7 million in 2006 compared to $3.1 million in the same period in 2005.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased 23% to $4.1 million in the six months ended June 30, 2006 compared to $3.3 million for the same period in 2005.

Our independent sales and marketing agents and distributors generated 16% of our total product revenue in the six months ended June 30, 2006 compared to 21% in 2005. Boston Scientific and Wright Medical each represented 6% of our total product revenues in 2006 compared to 8% and 7%, respectively, for the same period in 2005. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the six months ended June 30, 2006.

Research grant revenues, were $579,000 in the first six months of 2006 compared to $551,000 in 2005.

Costs and expenses

Costs and expenses for the six months ended June 30, as a percentage of product revenue were:

	2006		2005
(dollars in thousands)	Dollars	%	Dollars	%
Cost of products sold	$19,310	29%	$12,735	30%
Research and development	7,431	11%	4,686	11%
General and administrative	9,024	14%	5,164	12%
Selling and marketing	15,802	24%	11,405	27%
Total costs and expenses	$51,567	78%	$33,990	81%

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not been restated. Stock-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2006 was $3.8 million. Detail of the stock-based compensation expense by financial statement caption including the stock-based compensation as a percentage of revenue was as follows:

	Six Months Ended June 30, 2006
(dollars in thousands)	Dollars	%
Cost of products sold	$244	*
Research and development	883	1%
General and administrative	1,948	3%
Selling and marketing	767	1%

Total stock-based compensation	$3,842	6%
*Less than 1%

Cost of products sold for the six months ended June 30, 2006 was $19.3 million, or 29.2% of product revenues, compared to cost of products sold of $12.7 million, or 30.3% of product revenue for the same period in 2005. The decrease in cost of products sold as a percentage of revenue was due to cost efficiencies achieved through increased processing volume.

Total research and development expenses increased 59% to $7.4 million in the six months ended June 30, 2006 compared to $4.7 million for the same period in 2005. The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) stock-based compensation expense, (iii) professional fees and expenses related to animal studies, and (iv) operating supplies. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. A significant amount of our research in 2006 will be focused on the development of an animal-based version of our human-based regenerative tissue products. We expect to complete pre-clinical evaluation this year and plan to seek FDA approval to commence clinical evaluation in 2007. We also have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

General and administrative expenses increased 75% to $9.0 million in the six months ended June 30, 2006 compared to $5.2 million for the same period in 2005. The increase was primarily attributable to (i) stock-based compensation expense, (ii) increases in payroll and related expenses associated with increased headcount and annual merit increases, (iii) increases in professional fees primarily related to business development activities and accounting services and (iv) an increase in franchise taxes.

Selling and marketing expenses increased 39% to $15.8 million for the six months ended June 30, 2006 compared to $11.4 million for the same period in 2005. The increase was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) an increase in marketing and medical education expenses for AlloDerm and (iii) stock-based compensation expense. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $1.9 million and $1.7 million, respectively, in the six months ended June 30, 2006 and 2005. The increase in agent fees resulted from an increase in revenue generated through our independent sales and marketing agents.

Interest and other income, net

Interest and other income, net increased $813,000 in the six months ended June 30, 2006 compared to the same period in 2005 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes was $7.2 million in the six months ended June 30, 2006 compared to $3.2 million in the same period in 2005 resulting in an effective income tax rate of a 43.9% and 35.8%, respectively. The increase in the effective tax rate was primarily due to the recognition of stock-based compensation expense for incentive stock options, which cannot be recognized for tax purposes until the stock options are exercised and a decrease in tax benefits associated with research and development tax credits. In addition, during the second quarter of 2005, we recognized an income tax benefit resulting from a change in the projected tax rate totaling $296,000. Although we recorded a tax provision in 2006 and 2005 we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carry forwards are exhausted or expire.

Liquidity and Capital Resources

At June 30, 2006, we had $19.6 million in cash and cash equivalents, $37.4 million in short-term marketable securities and $4.6 million in long-term marketable securities. Working capital increased to $89.7 million at June 30, 2006 from $73.2 million at December 31, 2005. The increase in working capital resulted primarily from increases in short-term investments, accounts receivable, inventories and current deferred taxes, partially offset by a decrease in cash and cash equivalents and an increase in accounts payable.

We generated $12.7 million of cash from operating activities for the six months ended June 30, 2006 compared to $6.0 million for the same period in 2005. The increase in cash from operating activities in 2006, as compared to 2005, was principally due to higher net income after adjustments for non-cash items and normal increases in accounts payable and accrued liabilities associated with our growth. Such increases were partially offset by a planned increase in inventories to support anticipated growth, and a normal increase in receivables associated with higher revenue. Although we recorded a tax provision in 2006 and 2005, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire.

Capital expenditures were $4.9 million in 2006 and consisted primarily of leasehold improvements and the purchase of manufacturing and computer equipment.

Our financing activities generated $5.8 million for the six months ended June 30, 2006 compared to $3.7 million for the same period in 2005. In 2006, the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and the related excess tax benefits realized. In 2005, the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and warrants.

The following table reflects a summary of our contractual cash obligations as of June 30, 2006:

	Payments Due by Period
	Total	Less than one year	1 to 2 years	3 to 4 years	After 5 years
Operating leases	$4,059	$919	$1,838	$1,302	$-
Licensing agreement	2,000	250	500	500	750
Total contractual cash obligations	$6,059	$1,169	$2,338	$1,802	$750

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

At the end of 2005, we commenced a facility expansion at our Branchburg, New Jersey facility to increase office space and processing capacity. Capital expenditures associated with the facility expansion for the balance of 2006 are estimated to be approximately $5.4 million.

We believe that our current cash resources together with anticipated product revenues and committed research and development grant funding will be sufficient to finance our planned operations, research and development programs and fixed asset requirements in the foreseeable future. However, we may need additional funds to meet our long-term strategic objectives, including the completion of potential acquisitions. We have no commitments for any future funding and there can be no assurance that we will be able to obtain additional funding in the future through debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at June 30, 2006 or 2005.

Item 4.	Controls and Procedures.

a.	Disclosure controls and procedures.

During the first six months of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

b.	Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the reporting period to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter is a product liability action for personal injury damages allegedly arising from the use of one of our products. The case was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, otherwise the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. The re-filed case was dismissed with prejudice by the Court and a final judgment order was entered for the Company on June 16, 2006.

In September 2005, we recalled certain human tissue based products because the organization which recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), did not follow FDA requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. We promptly notified FDA and all relevant hospitals and medical professionals. FDA subsequently determined that patients who received tissue implants prepared from BTS donors might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing. We have worked closely with FDA to execute a product recall and set up a LifeCell-sponsored testing program. We have not received any donor tissue from BTS after September 2005.

We have been named, along with BTS and many other defendants, in several lawsuits that relate to this matter, which were filed during 2005 and 2006. With the exception of three cases (discussed below), those suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress. We were successful in obtaining a voluntarily dismissal in one case which specifically identified another company’s product being at issue. Thereafter, another defendant filed a series of motions to consolidate all class action cases in one venue as a Multi District Litigation (“MDL”). The MDL motion was granted and all of the federal cases have been sent to New Jersey for consolidated handling.

There is one case filed in a Superior Court of North Carolina, Guilford County (“Sanders”) which specifically identifies our product and additionally names as defendants those medical professionals and hospitals involved in the transplant. Plaintiff in Sanders also seeks medical monitoring and damages for emotional distress, but does not seek any class remedy. We are attempting to transfer Sanders to the MDL.

A second case was filed in the Superior Court in Cook County, Illinois (“Castello”) which also specifically identified our product and additionally names BTS and its owner as defendants. Although the pleadings are some what vague, it appears the case does not allege any present personal injury. We are attempting to transfer Castello to the MDL.

Lastly, another type of class action was filed in Federal Court in Rochester, New York (“Kennedy-McInnis”) which seeks compensatory damages from BTS and all defendants, including LifeCell, which received and used BTS-originated tissue. Plaintiffs, are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Presently, plaintiffs are objecting to the transfer to the MDL litigation.

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

An Annual Meeting of Stockholders was held on June 29, 2006. The directors elected at the annual meeting were: Paul G. Thomas, Michael E. Cahr, David Fitzgerald, James G. Foster, Michael R. Minogue, Robert P. Roche, Jr. and Martin P. Sutter. All of our directors hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

(i)	With respect to the election of Directors the persons named below received the following number of votes:

Name	Votes For	Votes Withheld
Paul G. Thomas	29,510,957	774,787
Michael E. Cahr	29,504,062	781,682
David Fitzgerald	29,659,337	626,407
James G. Foster	29,393,691	892,053
Michael R. Minogue	29,767,982	517,762
Robert P. Roche, Jr.	29,355,861	929,883
Martin P. Sutter	29,775,965	509,779

(ii)
With respect to a proposal to approve an amendment to our existing Equity Compensation Plan to permit discretionary grants of options and other awards to outside directors, the votes cast were; 17,347,132 voted in favor, 4,105,135 voted against, and 76,495 votes abstained from voting on the proposal.

(iii)
With respect to a proposal to ratify the appointment of Pricewaterhouse Coopers LLP as our independent registered public accounting firm for the year ending December 31, 2006, the votes cast were; 30,187,436 voted in favor, 55,072 voted against, and 43,236 votes abstained from voting on the proposal.

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

LIFECELL CORPORATION

Date: July 27, 2006	By:	/s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2006	By:	/s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: July 27, 2006	By:	/s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)