Form 10-Q
period 2006-09-30
LIFECELL CORP
filed 2006-10-26
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☑  No

As of October 23, 2006, there were outstanding 33,659,000 shares of common stock, par value $.001, of the registrant.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$9,888	$21,272
Short-term investments	57,007	26,795
Receivables, less allowance of $261 in 2006 and $156 in 2005	19,851	15,786
Inventories	20,148	12,536
Prepayments and other	1,309	885
Deferred tax assets	10,164	10,660
Total current assets	118,367	87,934

Investments in marketable securities	2,501	--
Fixed assets, net	16,191	9,271
Deferred tax assets	2,576	8,057
Other assets, net	1,707	1,736
Total assets	$141,342	$106,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,879	$6,680
Accrued liabilities	9,199	8,248
Total current liabilities	21,078	14,928

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 33,640,000 and 32,841,000 shares issued and outstanding in 2006 and 2005	34	33
Additional paid-in capital	132,399	118,473
Accumulated other comprehensive income (loss)	30	5
Accumulated deficit	(12,199)	(26,441)
Total stockholders’ equity	120,264	92,070
Total liabilities and stockholders’ equity	$141,342	$106,998

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product revenues	$35,103	$24,260	$101,310	$66,276
Research grant revenues	162	272	741	823
Total revenues	35,265	24,532	102,051	67,099

Costs and expenses:
Cost of products sold	10,524	8,551	29,834	21,286
Research and development	4,180	3,013	11,611	7,699
General and administrative	4,832	3,170	13,856	8,334
Selling and marketing	7,021	6,230	22,823	17,635
Total costs and expenses	26,557	20,964	78,124	54,954

Income from operations	8,708	3,568	23,927	12,145

Interest and other income, net	803	302	1,928	614

Income before income taxes	9,511	3,870	25,855	12,759

Income tax provision, net	4,439	1,366	11,612	4,546

Net income	$5,072	$2,504	$14,243	$8,213

Net income per common share:
Basic	$0.15	$0.08	$0.44	$0.27
Diluted	$0.15	$0.07	$0.42	$0.25

Shares used in computing net income per common share:
Basic	32,894	31,720	32,699	30,459
Diluted	34,084	33,734	33,854	33,163

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$14,243	$8,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,238	2,007
Deferred taxes	10,294	4,119
Excess tax benefit from stock-based compensation	(4,310)	-
Stock-based compensation	6,458	677
Provision for bad debt	135	98
Inventory write-off	-	1,402
Inventory net realizable value provision	288	655
Reserve for product returns	-	469
Loss on disposal of fixed assets	4	-
Changes in operating assets and liabilities:
Receivables	(4,200)	(4,148)
Inventories	(7,620)	(4,803)
Prepayments and other	(424)	(669)
Accounts payable and accrued liabilities	6,149	3,578

Net cash provided by operating activities	23,255	11,598

Cash flows from investing activities:
Proceeds from maturities and sale of investments	4,875	6,870
Purchases of investments	(37,570)	(8,915)
Capital expenditures	(9,133)	(2,026)
Intangible assets	-	(1,250)

Net cash used in investing activities	(41,828)	(5,321)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,879	6,053
Excess tax benefit from stock-based compensation	4,310	-

Net cash provided by financing activities	7,189	6,053

Net increase (decrease) in cash and cash equivalents	(11,384)	12,330
Cash and cash equivalents at beginning of period	21,272	10,084

Cash and cash equivalents at end of period	$9,888	$22,414

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$3
Cash paid during the period for income taxes	$175	$475

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before taxes and net income for the three month period ended September 30, 2006, were $1.1 million and $905,000 lower than had it continued to account for stock-based compensation under APB No. 25. For the nine month period ended September 30, 2006, the Company’s income before taxes and net income were $3.0 million and $2.5 million lower, respectively, as a result of adopting SFAS 123R. Basic and diluted net income per share for the three month period ended September 30, 2006 would have been $0.03 higher, had the Company not adopted SFAS 123R, compared to reported basic and diluted net income per share of $0.15. For the nine month period ended September 30, 2006, basic and diluted net income per share would have been $0.08 and $0.07 higher, respectively, had the Company not adopted SFAS 123R, compared to reported basic and diluted net income per share of $0.44 and $0.42, respectively. The adoption of SFAS 123R changed the way tax benefits related to stock compensation are reported in the statement of cash flows resulting in a reduction in cash provided by operating activities and an increase in cash provided by financing activities by $4.3 million. The adoption of SFAS 123R also resulted in a cumulative effect adjustment for estimated forfeitures for awards with compensation cost recognized in the financial statements prior to adoption. The adjustment was not material to the financial statements.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” for periods prior to January 1, 2006:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(dollars in thousands, except per share data)
Net income, as reported	$2,504	$8,213
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	436	436
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,076)	(2,106)
Net Income, Pro forma	$1,864	$6,543

Basic net income per common share
As reported	$0.08	$0.27
Pro forma	$0.06	$0.21

Diluted net income per common share
As reported	$0.07	$0.25
Pro forma	$0.06	$0.20

The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Stock-based compensation expense included in the Company’s statements of operations was:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(dollars in thousands)
Cost of products sold	$223	$467
Research and development	624	1,507
General and administrative	1,263	3,212
Selling and marketing	507	1,273
Stock-based compensation expense, before tax	2,617	6,459

Income tax benefit	(789)	(1,915)
Net compensation expense	$1,828	$4,544

In addition, there was $280,000 of stock-based compensation cost capitalized in inventory at September 30, 2006.

For restricted common stock, the Company recognizes compensation expense based upon the fair market value on the measurement date.

3.	Inventories

Inventories consist of the following:
	September 30, 2006	December 31, 2005
	(dollars in thousands)
Unprocessed tissue and materials	$11,469	$7,730
Tissue products in-process	3,453	1,688
Tissue products available for distribution	5,226	3,118
Total inventories	$20,148	$12,536

4.	Fixed Assets

Fixed assets consist of the following:
	September 30, 2006	December 31, 2005
	(dollars in thousands)
Machinery and equipment	$9,536	$7,864
Leasehold improvements	15,142	8,346
Computer hardware, furniture and fixtures	4,021	3,459
Computer software	2,134	2,046
	30,833	21,715
Accumulated depreciation and amortization	(14,642)	(12,444)
Fixed assets, net	$16,191	$9,271

5.	Income Taxes

The tax provision represents Federal and state income taxes. The Company’s effective tax rate was 46.7% and 35.3%, respectively, for the three months ended September 30, 2006 and 2005, and was 44.9% and 35.6%, respectively, for the nine months ended September 30, 2006 and 2005. The effective tax rate differs from the U.S. Federal statutory rate primarily due to the impact of stock-based compensation, which cannot be recognized for tax purposes unless the stock options are exercised as a disqualifying disposition, and state income taxes, net of the federal benefit. In the nine months ended September 30, 2006 and 2005, the Company recognized $4.3 million and $7.2 million, respectively, of deferred tax assets related to the exercise of employee stock options, which were recorded as a direct credit to stockholder’s equity and therefore had no impact on the Company’s tax provision.

6.	Stock-Based Compensation

The LifeCell Corporation Equity Compensation Plan (“Plan”) was adopted by the Company’s board of directors in June 2005 and was approved by its stockholders in July 2005. The Compensation Committee of the Company’s board of directors administers the Plan. The Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards. Stock-based awards for employees generally vest over four years and have a ten year life. A total of 5,850,000 shares may be issued under the Plan through March 1, 2010. At September 30, 2006, there were 1,882,000 shares available for future awards under the Plan.

Stock Options

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Company estimates volatility by considering both implied volatility derived from publicly traded options to purchase LifeCell common stock and historical stock volatility. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, the Company elected to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of stock options granted during each of the periods was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Volatility	69.6%	79.4%-81.0%
Expected term (years)	5.67-6.25	6.25
Risk free interest rate	4.1% - 5.0%	3.7% - 4.4%
Expected dividend yield	0.0%	0.0%

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,257,000	$6.71
Granted	474,000	$21.34
Exercised	(667,000)	$4.25		$11,635
Forfeited or canceled	(49,000)	$13.86
Outstanding at September 30, 2006	2,015,000	$10.80	7.6 years	$43,157

Exercisable at September 30, 2006	605,000	$6.15	6.9 years	$15,777

During the first nine months of 2006, the weighted average grant date fair value of stock options granted, calculated using the Black-Scholes option-pricing model, was $14.01 per share.

In connection with the stock option exercised during the nine months ended September 30, 2006, the Company received cash proceeds of $2.9 million.

Restricted Stock

A summary of restricted stock activity for the nine months ended September 30, 2006 is as follows:

	Non-vested Number of shares	Weighted Average Grant-Date Fair Value
Balance at December 31, 2005	647,000	$17.03
Granted	121,000	$21.58
Vested	(75,000)	$16.90
Balance at September 30, 2006	693,000	$17.84

At September 30, 2006, there was $15.5 million of total unrecognized compensation costs related to non-vested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.4 years.

7.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars and shares in thousands, except per share data)
Net income	$5,072	$2,504	$14,243	$8,213

Weighted average common shares outstanding	32,894	31,720	32,699	30,459
Denominator for basic net income per common share	32,894	31,720	32,699	30,459

Effect of dilutive securities:
Common stock	892	1,836	906	2,023
Warrants	-	51	-	639
Restricted stock	298	127	249	42
Denominator for diluted net income per common share	34,084	33,734	33,854	33,163

Basic net income per common share	$0.15	$0.08	$0.44	$0.27

Diluted net income per common share	$0.15	$0.07	$0.42	$0.25

The calculation of net income per share for the quarters ended September 30, 2006 and 2005 excludes stock options to purchase 490,000 shares of common in 2006 and 22,000 shares of common stock in 2005 because their inclusion would have been anti-dilutive. The calculation of net income per share for the nine months ended September 30, 2006 and 2005 excludes stock option to purchase 563,000 shares of common stock in 2006 and 103,000 shares of common stock in 2005 because their inclusion would be anti-dilutive.

8.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)

Net income	$5,072	$2,504	$14,243	$8,213
Other comprehensive income (loss):
Change in net unrealized holding loss on available for sale investments	60	(7)	25	(4)
Comprehensive income	5,132	2,497	14,268	8,209

9.	Commitments and Contingencies

Litigation

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter was a product liability action for personal injury damages allegedly arising from the use of one of the Company’s products. The case was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, or the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. The re-filed case was dismissed with prejudice by the Court and a final judgment order was entered for the Company in June 2006. In August 2006, the plaintiff filed a Petition for Appeal with the Supreme Court of Virginia. In September 2006, the Company filed a Brief in Opposition with the Court in response to the Plaintiff’s Petition for Appeal.

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

The Company has been named, along with BTS and many other defendants, in several lawsuits that relate to this matter. With the exception of the cases discussed below, the suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress. Another defendant filed a series of motions to consolidate all class action cases in one venue as a Multi District Litigation (“MDL”). The MDL motion was granted and all of the federal cases were sent to New Jersey for consolidated handling. The Company has been successful in obtaining a voluntarily dismissal of every such class action.

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

A third case was filed in State Court in Tennesse (“Wells”), which case also seeks compensatory damages for emotional distress caused by the Company’s products. This case has been transferred to the MDL without objection.

In October 2006, seven other cases were filed in Federal and State courts of New Jersey (“Davis”, “Lane”, “Luck”, “Nutter”, “Tompkins”, “Turpyn” and “Wirkler”). Each plaintiff seeks compensatory damages for emotional distress and only name the Company as the source of the product at issue. Davis, Lane, Luck and Nutter were filed in Federal court and will be part of the MDL. The other three cases are in New Jersey State court and cannot be transferred to the MDL.

Lastly, another type of class action was filed in Federal Court in Rochester, New York (“Kennedy-McInnis”) which seeks compensatory damages from BTS and all processing defendants, including LifeCell, which received and used BTS-originated tissue. Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Presently, plaintiffs are objecting to the transfer to the MDL litigation. Last week, another similar class action was filed in State Court in New York (“Graves”). It has been removed to Federal court and transfer to the MDL will also be sought.

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

We have also posted policies, codes and procedures that outline our corporate governance principles, including the charters of the board’s audit, compensation, nominating and corporate governancecommittees, and our Code of Ethics covering directors and all employees and the Code of Ethics for senior financial officers on our website. These materials also are available free of charge in print to stockholders who request them in writing. The information contained on our website does not constitute a part of this report.

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

For the nine months ended September 30, 2006, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2005.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenues

Total revenues for the three months ended September 30, 2006 increased 44% to $35.3 million compared to $24.5 million for the same period in 2005. The increase was primarily attributable to a 45% increase in product revenues to $35.1 million in the current period as compared to $24.3 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 50% to $30.7 million in the three months ended September 30, 2006 compared to $20.5 million in the same period in 2005. The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures. AlloDerm revenues increased 55% to $29.9 million in the three months ended September 30, 2006 compared to $19.3 million in the same period of 2005.

Orthopedic product revenue grew 25% to $2.4 million in the three months ended September 30, 2006 from $2.0 million in 2005. This revenue growth resulted primarily from increased demand for our GraftJacket products. GraftJacket revenues were $2.0 million in 2006 compared to $1.5 million in the same period in 2005.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased 9% to $2.0 million in the three months ended September 30, 2006 compared to $1.8 million for the same period in 2005.

Our independent sales and marketing agents and distributors generated 16% of our total product revenue in the three months ended September 30, 2006 compared to 19% in the same period in 2005. Boston Scientific and Wright Medical each represented 6% of our total product revenues in 2006 compared to 7% and 6%, respectively, for the same period in 2005. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended September 30, 2006.

Research grant revenues were $162,000 in the third quarter of 2006 compared to $272,000 in 2005. This decrease was primarily due to a decrease in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of September 30, 2006, approximately $1.1 million of approved grant funding was available to fund future research and development expenses through the end of 2006.

Costs and expenses

Costs and expenses for the quarter ended September 30, as a percentage of product revenue were:

	2006		2005
(dollars in thousands)	Dollars	%	Dollars	%
Cost of products sold	$10,524	30%	$8,551	35%
Research and development	4,180	12%	3,013	12%
General and administrative	4,832	14%	3,170	13%
Selling and marketing	7,021	20%	6,230	25%
Total costs and expenses	$26,557	75%	$20,964	85%

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock, based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not been restated. Stock-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2006 was $2.6 million. Detail of the stock-based compensation expense by financial statement caption including the stock-based compensation as a percentage of revenue was as follows:

	Three Months Ended September 30, 2006
(dollars in thousands)	Dollars	%
Cost of products sold	$223	1%
Research and development	624	2%
General and administrative	1,263	4%
Selling and marketing	507	1%
Total stock-based compensation	$2,617	7%

Cost of products sold for the three months ended September 30, 2006 was $10.5 million, or 30% of product revenues, compared to cost of products sold of $8.6 million, or 35% of product revenue for the same period in 2005. In the third quarter of 2005 cost of products sold was negatively impacted by a $1.4 million write-off of inventory associated with a product recall. In addition, a $469,000 reserve was established to cover estimated product returns and other costs related to a previously announced product recall.

Total research and development expenses increased 39% to $4.2 million in the three months ended September 30, 2006 compared to $3.0 million for the same period in 2005. The increase was primarily attributable to: (i) stock-based compensation expense, (ii) payroll and related expenses associated with increased headcount and annual merit increases, and (iii) operating supplies. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. A significant amount of our research in 2006 will be focused on the development of an animal-based version of our human-based regenerative tissue products. Pre-clinical evaluation is on going and we plan to seek FDA approval to commence clinical evaluation in 2007. We also have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

General and administrative expenses increased 52% to $4.8 million in the three months ended September 30, 2006 compared to $3.2 million for the same period in 2005. The increase was primarily attributable to (i) stock-based compensation expense, (ii) increases in payroll and related expenses associated with increased headcount and annual merit increases, and (iii) increases in professional fees primarily related to recruiting.

Selling and marketing expenses increased 13% to $7.0 million for the three months ended September 30, 2006 compared to $6.2 million for the same period in 2005. The increase was primarily attributable to: (i) stock-based compensation expense, (ii) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and (iii) an increase in marketing and medical education program expenses for AlloDerm. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $924,000 and $805,000, respectively, in the three months ended September 30, 2006 and 2005. The increase in agent fees resulted from an increase in revenue generated through our independent sales and marketing agents.

Interest and other income, net

Interest and other income, net increased $501,000 in the three months ended September 30, 2006 compared to 2005 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes was $4.4 million in the quarter ended September 30, 2006 compared to $1.4 million in the same period in 2005 resulting in an effective income tax rate of a 46.7% and 35.3%, respectively. The increase in the effective tax rate was primarily due to the recognition of stock-based compensation expense for incentive stock options, which cannot be recognized for tax purposes until the stock options are exercised and a decrease in tax benefits associated with research and development tax credits. In addition, during the third quarter of 2005, we recognized a $185,000 income tax benefit resulting from a change in the projected tax rate. Although we recorded a tax provision in 2006 and 2005, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire. As of September 30, 2006, we had a net operating loss carry forward (“NOL”) for federal income tax purposes of $25.3 million.

Nine Months Ended September 30, 2006 and 2005

Revenues

Total revenues for the nine months ended September 30, 2006 increased 52% to $102.1 million compared to $67.1 million for the same period in 2005. The increase was primarily attributable to a 53% increase in product revenues to $101.3 million in the current period as compared to $66.3 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased 60% to $88.3 million in the nine months ended September 30, 2006 compared to $55.4 million in the same period in 2005. The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures. AlloDerm revenues increased 65% to $85.5 million in the nine months ended September 30, 2006 compared to $51.8 million in the same period of 2005.

Orthopedic product revenue grew 20% to $6.9 million in the nine months ended September 30, 2006 from $5.8 million in 2005. This revenue growth resulted primarily from increased demand for our GraftJacket products. GraftJacket revenues were $5.8 million in 2006 compared to $4.6 million in the same period in 2005.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased 18% to $6.0 million in the nine months ended September 30, 2006 compared to $5.1 million for the same period in 2005.

Our independent sales and marketing agents and distributors generated 16% of our total product revenue in the nine months ended September 30, 2006 compared to 20% in 2005. Boston Scientific and Wright Medical each represented 6% of our total product revenues in 2006 compared to 8% and 7%, respectively, for the same period in 2005. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the nine months ended September 30, 2006.

Research grant revenues, were $741,000 in the first nine months of 2006 compared to $823,000 in 2005.

Costs and expenses

Costs and expenses for the nine months ended September 30, as a percentage of product revenue were:

	2006		2005
(dollars in thousands)	Dollars	%	Dollars	%
Cost of products sold	$29,834	29%	$21,286	32%
Research and development	11,611	11%	7,699	11%
General and administrative	13,856	14%	8,334	12%
Selling and marketing	22,823	22%	17,635	26%
Total costs and expenses	$78,124	77%	$54,954	82%

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not been restated. Stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006 was $6.5 million. Detail of the stock-based compensation expense by financial statement caption including the stock-based compensation as a percentage of revenue was as follows:

	Nine Months Ended September 30, 2006
(dollars in thousands)	Dollars	%
Cost of products sold	$467	*
Research and development	1,507	1%
General and administrative	3,212	3%
Selling and marketing	1,273	1%
Total stock-based compensation	$6,459	6%
*Less than 1%

Cost of products sold for the nine months ended September 30, 2006 was $29.8 million, or 29% of product revenues, compared to cost of products sold of $21.3 million, or 32% of product revenue for the same period in 2005. In the third quarter of 2005 cost of products sold was negatively impacted by a $1.4 million write-off of inventory associated with a previously announced product recall. In addition, a $469,000 reserve was established to cover estimated product returns and other costs related to the product recall.

Total research and development expenses increased 51% to $11.6 million in the nine months ended September 30, 2006 compared to $7.7 million for the same period in 2005. The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) stock-based compensation expense, (iii) operating supplies, and (iv) professional fees and expenses related to animal studies. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. A significant amount of our research in 2006 will be focused on the development of an animal-based version of our human-based regenerative tissue products. Pre-clinical evaluation is ongoing and we plan to seek FDA approval to commence clinical evaluation in 2007. We also have a variety of research and development programs designed to expand our product line in the rapidly growing biologic market. Such programs include the investigation of novel biologics, alone or in combination with our regenerative tissue matrix.

General and administrative expenses increased 66% to $13.9 million in the nine months ended September 30, 2006 compared to $8.3 million for the same period in 2005. The increase was primarily attributable to: (i) stock-based compensation expense, (ii) increases in payroll and related expenses associated with increased headcount and annual merit increases, (iii) increases in professional fees primarily related to business development activities and accounting services and (iv) an increase in insurance premiums.

Selling and marketing expenses increased 29% to $22.8 million for the nine months ended September 30, 2006 compared to $17.6 million for the same period in 2005. The increase was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) stock-based compensation expense and (iii) an increase in marketing and medical education program expenses for AlloDerm. Selling and marketing expenses included agent fees of $2.8 million and $2.5 million, respectively, in the nine months ended September 30, 2006 and 2005. The increase in agent fees resulted from an increase in revenue generated through our independent sales and marketing agents.

Interest and other income, net

Interest and other income, net increased $1.3 million in the nine months ended September 30, 2006 compared to the same period in 2005 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes was $11.6 million in the nine months ended September 30, 2006 compared to $4.5 million in the same period in 2005 resulting in an effective income tax rate of a 44.9% and 35.6%, respectively. The increase in the effective tax rate was primarily due to the recognition of stock-based compensation expense for incentive stock options, which cannot be recognized for tax purposes until the stock options are exercised and a decrease in tax benefits associated with research and development tax credits. In addition, during the first nine months of 2005, we recognized an income tax benefit resulting from a change in the projected tax rate totaling $481,000. Although we recorded a tax provision in 2006 and 2005 we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carry forwards are exhausted or expire.

Liquidity and Capital Resources

At September 30, 2006, we had $9.9 million in cash and cash equivalents, $57.0 million in short-term marketable securities and $2.5 million in long-term marketable securities. Working capital increased to $97.3 million at September 30, 2006 from $73.2 million at December 31, 2005. The increase in working capital resulted primarily from increases in short-term investments, accounts receivable, and inventories, partially offset by a decrease in cash and cash equivalents and an increase in accounts payable.

We generated $23.3 million of cash from operating activities for the nine months ended September 30, 2006 compared to $11.6 million for the same period in 2005. The increase in cash from operating activities in 2006, as compared to 2005, was principally due to higher net income after adjustments for non-cash items and normal increases in accounts payable and accrued liabilities associated with our growth. Such increases were partially offset by a planned increase in inventories to support anticipated growth, and a normal increase in receivables associated with higher revenue. Although we recorded a tax provision in 2006 and 2005, we are not required to pay regular federal income taxes until such time as our net operating losses and tax credit carryforwards are exhausted or expire.

Capital expenditures were $9.1 million in 2006 and consisted primarily of leasehold improvements related to a facility expansion and the purchase of manufacturing and computer equipment.

Our financing activities generated $7.2 million for the nine months ended September 30, 2006 compared to $6.1 million for the same period in 2005. In 2006, the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and the related excess tax benefits realized. In 2005, the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and warrants.

The following table reflects a summary of our contractual cash obligations as of September 30, 2006:

	Payments Due by Period
	Total	Less than one year	1 to 2 years	3 to 4 years	After 5 years
Operating leases	$3,829	$919	$1,838	$1,072	$-
Licensing agreement	1,750	250	500	500	500
Total contractual cash obligations	$5,579	$1,169	$2,338	$1,572	$500

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

At the end of 2005, we commenced a facility expansion at our Branchburg, New Jersey facility to increase office space and processing capacity. Capital expenditures associated with the facility expansion for the balance of 2006 are estimated to be approximately $2.5 million.

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

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at September 30, 2006 or 2005.

Item 4.	Controls and Procedures.

a.	Disclosure controls and procedures.

During the first nine months of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter was a product liability action for personal injury damages allegedly arising from the use of one of the Company’s products. The case was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, or the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. The re-filed case was dismissed with prejudice by the Court and a final judgment order was entered for the Company in June 2006. In August 2006, the plaintiff filed a Petition for Appeal with the Supreme Court of Virginia. In September 2006, the Company filed a Brief in Opposition with the Court in response to the Plaintiff’s Petition for Appeal.

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

The Company has been named, along with BTS and many other defendants, in several lawsuits that relate to this matter. With the exception of the cases discussed below, the suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress. Another defendant filed a series of motions to consolidate all class action cases in one venue as a Multi District Litigation (“MDL”). The MDL motion was granted and all of the federal cases were sent to New Jersey for consolidated handling. The Company has been successful in obtaining a voluntarily dismissal of every such class action.

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

A third case was filed in State Court in Tennesse (“Wells”), which case also seeks compensatory damages for emotional distress caused by the Company’s products. This case has been transferred to the MDL without objection.

In October 2006, seven other cases were filed in Federal and State courts of New Jersey (“Davis”, “Lane”, “Luck”, “Nutter”, “Tompkins”, “Turpyn” and “Wirkler”). Each plaintiff seeks compensatory damages for emotional distress and only name the Company as the source of the product at issue. Davis, Lane, Luck and Nutter were filed in Federal court and will be part of the MDL. The other three cases are in New Jersey State court and cannot be transferred to the MDL.

Lastly, another type of class action was filed in Federal Court in Rochester, New York (“Kennedy-McInnis”) which seeks compensatory damages from BTS and all processing defendants, including LifeCell, which received and used BTS-originated tissue. Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Presently, plaintiffs are objecting to the transfer to the MDL litigation. Last week, another similar class action was filed in State Court in New York (“Graves”). It has been removed to Federal court and transfer to the MDL will also be sought.

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

LIFECELL CORPORATION

Date: October 25, 2006	By:/s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2006	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: October 25, 2006	By: /s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)