Form 10-K
period 2006-12-31
LIFECELL CORP
filed 2007-03-01
CIK 849448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2006

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑. No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐. No☑.

The aggregate market value of voting Common Stock held by non-affiliates of registrant, based upon the last sale price of the Common stock reported on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2006 was approximately $1,013,785,000.

The number of shares of registrant’s Common Stock outstanding as of February 26, 2007: 33,783,000.

PART I

This Annual Report on Form 10-K contains, in addition to historical information, “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. See “Business—Special Note Regarding Forward-Looking Statements.”

Item 1.	Business

GENERAL

We develop and market tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects. Our core technology produces a unique regenerative tissue matrix that creates an ideal biological framework for organizing the same tissue regeneration process that the body undergoes to repair worn or damaged tissue. Our current products include: AlloDerm®, for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra®, a particulate form of AlloDerm suitable for injection; GraftJacket®, for orthopedic applications and lower extremity wounds; AlloCraft™DBM, for bone grafting procedures; and Repliform®, for urogynecologic surgical procedures. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources.

We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986. Our address is One Millennium Way, Branchburg, New Jersey 08876, our phone number is (908) 947-1100, and our website address is www.lifecell.com. The information contained on our website does not constitute a part of this report.

TISSUE MATRIX TECHNOLOGY

Our core tissue matrix technology preserves biochemical components and biomechanical strength, producing a unique regenerative tissue matrix that creates an ideal biological framework for organizing the same tissue regeneration process that the body undergoes to repair worn or damaged tissue.

Our tissue matrix technology removes antigenic cells from biological tissue to minimize the potential for specific rejection of the transplanted tissue. Our tissue matrix technology also:

•	stabilizes the tissue matrix by preserving its structure and biochemical properties that allow for cell repopulation; and
•	allows for extended storage by freeze-drying the tissue matrix without significant ice crystal damage, thus avoiding a non-specific inflammatory response upon transplantation.

Soft tissue, such as dermis, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins and blood vessels (the “tissue matrix”). As part of the body’s natural remodeling process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix. However, in the event that a large portion of the tissue matrix is destroyed or lost because of trauma or surgery, the body cannot regenerate the damaged portion, resulting in scar formation. One method of replacing large sections of the tissue matrix is through transplantation.

Soft tissue transplants from one part of the patient’s body to another (“autograft”) generally are successful. However, the procedure results in the creation of an additional wound site. Historically, the ability to transplant tissue from one person to another (“allograft”) has been limited because the donor’s cells within the transplanted tissue may trigger an immune response, resulting in rejection of the transplanted tissue. We believe that other processing methods to remove cells from soft tissue grafts before performing an allograft transplant may result in disruption or damage of the tissue matrix, causing an inflammatory response and rejection of the tissue following transplantation. We believe our tissue matrix technology offers the following important benefits:

Natural Tissue Regeneration. Tissue grafts produced with our tissue matrix technology retain the structural and biochemical properties that support normal cell repopulation and normal soft tissue regeneration. In addition, in our pre-clinical research studies with dermis and other soft tissues processed using our technology, we have shown that such tissues can be remodeled by the recipient’s own cells and eventually become the recipient’s own tissue.

Multiple Potential Applications. We believe that our tissue matrix technology has the potential to generate additional products with multiple clinical applications. In addition to the current commercial applications of our proprietary tissue products, we believe that these products may provide additional benefits in other clinical applications.

Safety. Our processed human tissue products have a proven safety record of over ten years with almost one million tissue grafts processed and distributed to date. There are several elements to the safety profile of our tissue products, some of which are related to donor eligibility, including donor blood testing for infectious diseases. In addition, LifeCell’s tissue processing adds significantly to the safety profile of the product, including substantially reducing the potential for viral contamination. LifeCell’s acellular process and patented preservation methodology have been shown in testing to reduce certain viruses by more than 99%. In addition to viral safety, both incoming tissue and final products are screened and are negative for microbial pathogens.

Shelf Life. Our tissue matrix technology allows extended storage and ease of transportation of products. AlloDerm, Repliform, Cymetra and GraftJacket can be stored at normal refrigerated temperatures for up to two years. In contrast, skin allografts typically require low temperature (-80°C) storage and shipping with dry ice. AlloCraft DBM can be stored at ambient temperature for up to two years.

Compatibility with Other Technologies. Human tissues processed with our technology retain important biochemical components, such as collagens, proteoglycans and hyaluronic acid. These biochemical components bind growth factors and interact with cells that are involved in tissue regeneration. Therefore, we believe it may be possible in the future to use our technology to develop tissue-based delivery vehicles for these factors and cells.

PRODUCTS

Reconstructive Tissue Products

AlloDerm Regenerative Tissue Matrix. AlloDerm is donated human cadaveric skin that has been processed with our tissue matrix technology. AlloDerm supports the repair of damaged tissue by providing a foundation for regeneration of normal human soft tissue. Following transplant, AlloDerm is revascularized (i.e., blood supply is restored) and repopulated with the patient’s own cells becoming engrafted into the patient. AlloDerm is a versatile scaffold and has multiple surgical applications. AlloDerm is marketed to plastic reconstructive and general surgeons as an “off-the-shelf” alternative to autograft tissue, synthetic materials and other biologic materials. AlloDerm is predominately used in plastic reconstructive, general surgical, burn and periodontal procedures:

•	as an implant for soft tissue reconstruction or tissue deficit correction;
•	as a graft for tissue coverage or closure; and
•	as a sling to provide support to tissue following nerve or muscle damage.

In these procedures, alternatives to using processed human cadaveric skin include autologous tissue, synthetic and biologic materials. We believe the use of autologous tissue is disadvantageous due to the creation of a separate donor site wound and the associated pain, morbidity and scarring from this additional wound. We believe the disadvantages of using synthetic materials and certain other biologic materials include their susceptibility to infection, encapsulation (scarring), movement away from the transplanted area (mobility), and erosion through the skin (extrusion). Some biologic materials may include bovine collagen, which requires patient sensitivity testing.

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

Today, AlloDerm is predominately used as a subcutaneous implant for the replacement of soft tissue in general surgical procedures, head and neck reconstructive procedures and in reconstructive surgical procedures in various areas of the body. For example, in surgical repair of abdominal wall defects, AlloDerm is used to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofascial tissue. We believe that AlloDerm provides an alternative to autologous tissue, synthetic materials and other biologic materials because of its functional, biomechanical and regenerative properties. AlloDerm is also used in cancer reconstruction procedures, including breast reconstruction following mastectomy procedures.

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

Cymetra. Cymetra is made from AlloDerm sheets that are micronized at a low temperature to create a particulate form of AlloDerm suitable for delivery through a canula. This form allows a non-surgical alternative in reconstructive plastic and other procedures to replace damaged or inadequate integumental tissue, such as correction of soft tissue defects and depressed scars or to replace integumental tissue lost through atrophy. Cymetra does not require patient sensitivity testing and like AlloDerm, allows the regeneration of normal human soft tissue.

Orthopedic Tissue Repair Products

GraftJacket Regenerative Tissue Matrix. GraftJacket is the trade name for our proprietary tissue products intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures, such as for rotator cuff tendon reinforcement. GraftJacket is also used by podiatrists for the treatment of lower extremity wounds. Wright Medical Group, Inc. is our exclusive distributor for GraftJacket in the United States and certain international markets.

AlloCraft DBM. AlloCraft DBM is a proprietary human tissue-based bone-grafting product that combines demineralized bone and micronized acellular dermal matrix to form a putty-like material. AlloCraft DBM is intended for use as a bone void filler in various orthopedic surgical procedures. Stryker Corporation is our exclusive distributor for AlloCraft DBM in the United States.

Urogynecologic Tissue Repair Products

Repliform Regenerative Tissue Matrix. Repliform is the trade name for our proprietary tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in urogynecologic surgical procedures. Since 1997, surgeons have used Repliform in urogynecologic procedures as a bladder sling in the treatment of stress urinary incontinence and for the repair of pelvic floor defects.

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

Currently, materials used for slings and pelvic floor repair surgeries include autologous tissue, synthetic materials, biologic materials and cadaveric fascia. The autologous tissue often is taken from the patient’s thigh or abdomen resulting in a painful donor site. We believe that Repliform used as a sling for urinary incontinence or pelvic floor repair provides a safe and effective alternative that eliminates the need for a donor site and will repopulate as the patient’s own tissue. Boston Scientific Corporation is our exclusive worldwide sales and marketing representative for Repliform.

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

Product / Clinical Applications	Targeted U.S. Annual Procedures (1)	Revenue per Procedure (2)
AlloDerm Head and neck Abdominal wall Breast reconstruction	70,000 125,000 60,000	$ 200 - $ 800 $2,500 - $9,000 $1,500 - $3,000
Repliform Bladder sling Pelvic floor reconstruction	100,000 55,000	$350 - $ 650 $650 - $1,300
GraftJacket Tendon and ligament repair Lower extremity wounds	220,000 200,000	$300 - $1,000 $400 - $ 550
AlloCraft DBM Spine procedures	200,000	$150 - $650

1.
The targeted annual procedures represent our estimate of the number of procedures in the United States where our products could be used, not the actual number of procedures where our products are used.

2.	Revenue per procedure represents our estimate of the product revenue per procedure that could be recognized by us in each of the targeted applications.

MARKETING AND DISTRIBUTION

We currently market AlloDerm in the United States for plastic reconstructive, general surgical and burn applications through our direct sales and marketing organization. Our direct sales and marketing representatives also market Cymetra to hospital-based surgeons. As of December 31, 2006, we had a sales, marketing and customer service staff of 92 persons, including 71 in our domestic sales organization. Our sales representatives are responsible for interacting with plastic surgeons; general surgeons; ear, nose and throat surgeons; and burn surgeons to educate them regarding the use and potential benefits of our regenerative tissue products. We also participate in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposia.

BioHorizons Implant Systems, Inc., is our exclusive distributor in the United States and certain international markets of AlloDerm and AlloDerm GBR for use in periodontal applications. Boston Scientific Corporation is our exclusive worldwide sales and marketing agent for Repliform for use in urogynecology. Wright Medical Group is our exclusive distributor in the United States and certain international markets for GraftJacket. Stryker Corporation is our exclusive distributor in the United States for AlloCraft DBM.

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

In 2006, we obtained all of our donated human cadaveric tissue from approximately 50 tissue banks and organ procurement organizations. We believe that we have established adequate sources of donated human tissue to satisfy the expected demand for our products in the foreseeable future. To date, we have not experienced any material difficulty in procuring adequate donated cadaveric tissue.

GOVERNMENT REGULATION

Overview

Government regulation, both domestic and foreign, is a significant factor in the processing, marketing and distribution of our current products and products that we are developing. In the United States, our tissue products are subject to regulation by the U.S. Food and Drug Administration (“FDA”). The FDA administers the Federal Food, Drug and Cosmetics Act (“FDC Act”) and the Public Health Service Act (“PHS Act”). These statutes and implementing regulations govern the design, testing, manufacturing, labeling, storage, record keeping, approval, advertising and promotion of our products.

The FDA does not apply a single regulatory scheme to human tissues and products derived from human tissue. A product containing human tissue may be regulated solely as a human cellular and tissue-based product, which the FDA refers to as an HCT/P’s, or it may also be subject to regulation as a medical device or biologic. We have determined that AlloDerm, Cymetra, GraftJacket and Repliform are HCT/P’s not subject to additional regulation as a medical device or biologic. AlloCraft DBM is regulated as an HCT/P and as a medical device. We do not have any products subject to regulation as biologics.

A fundamental difference in the treatment of products under these various classifications is that the FDA generally permits products regulated solely as HCT/P’s to be commercially distributed without pre-market submission requirements. In contrast, human tissue products that are also regulated as medical devices or biologics usually require FDA pre-market clearance or approval. The process of obtaining pre-market clearance or approval for a medical device or biologic can be expensive, lengthy and uncertain.

Whether regulated solely as an HCT/P, or also as a medical device or biologic, once our products are on the market, they are subject to pervasive and continuing regulation by the FDA. We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements. The FDA may impose a wide range of enforcement sanctions if we fail to comply, including:

• fines; • injunctions; • civil penalties; • recall or seizure of our products;	• total or partial suspension of production; • refusal of the government to authorize the marketing of new products or to allow us to enter into supply contracts; and • criminal prosecution.

FDA’s Human Tissue Regulation

The FDA’s regulatory requirements for human tissue products are complex and constantly evolving. In 2001, the FDA issued a final rule requiring manufacturers of human cellular and tissue-based products, which the FDA refers to as "HCT/P’s", to register their establishments and list their products with the FDA. The 2001 final rule sets forth the FDA’s test for determining whether an HCT/P is eligible for tissue regulation (as opposed to medical device or biologic regulation). The FDA will apply human tissue regulation to an HCT/P that is: (i) minimally manipulated; (ii) intended for homologous use; (iii) is not combined with a device, drug or biologic (with limited exceptions); and (iv) does not have a systemic effect and is not dependent upon metabolic activity for its primary function (with certain exceptions). HCT/Ps generally may be commercially distributed without prior FDA clearance or approval.

The FDA final regulations require tissue donors to be screened and tested for relevant communicable diseases and require manufacturers of HCT/Ps to follow good tissue practice (“GTP”) in their recovery, processing, storage labeling, packaging and distribution of HCT/Ps in order to prevent the introduction, transmission or spread of communicable diseases. Moreover, the FDA has the authority to inspect our facilities and to detain, recall or destroy our products and order us to cease manufacturing if we fail to comply with these requirements. The new regulations also require us to report adverse reactions and deviations from donor screening and other applicable requirements.

FDA Medical Device Regulation

A medical device generally may be marketed in the United States only with the FDA’s prior authorization. Devices classified by the FDA as posing less risk are placed in class I or class II. Class II devices (and some class I devices) generally require the manufacturer to seek “510(k) clearance” from the FDA prior to marketing by filing a "pre-market notification," unless the device is exempt from this requirement by regulation. Such clearance generally is granted based upon a finding that a proposed device is substantially equivalent in intended use and safety and effectiveness to a predicate device. This refers to a legally marketed class I or II device that already has 510(k) clearance or that is a pre-amendment class III device (in commercial distribution prior to May 28, 1976 and for which the FDA has not called for PMA applications (defined below)). Even if a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in the intended use of the device will require a new 510(k) submission or, possibly, a PMA application. In addition to 510(k) clearance requirements, class II devices can be subject to special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines) that do not apply to class I devices.

A medical device that does not qualify for 510(k) clearance is placed in class III, which is reserved for devices classified by the FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a predicate device). A class III device generally must undergo the pre-market approval (“PMA”) process, which requires the manufacturer to prove the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and information about the device and its components regarding manufacturing, labeling and promotion. As part of the PMA application review, the FDA will inspect the manufacturer’s facilities for compliance with the Quality System Regulation (“QSR”), which includes elaborate testing, control, documentation and other quality assurance procedures. Upon submission, the FDA determines if the PMA application is sufficient to permit a substantive review and, if so, the PMA application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which we believe typically takes one to three years, but which may take longer. Even after approval of a PMA application, a new PMA application or a supplemental filing to an existing PMA is required in the event of a modification to the device, its labeling or its manufacturing process affecting the safety or efficacy of the device.

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

Medical device products are subject to pervasive and continuing post-market regulation, including labeling regulations, the Quality System Regulation, medical device reporting regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products) and the FDA’s general prohibitions against promoting products for unapproved or “off label” uses.

FDA Status of Our Products

Companies are permitted to make their own initial determination regarding whether their products meet the FDA’s test for determining eligibility for regulation solely as HCT/P’s. Such determinations are subject to FDA review at any time. We believe that our AlloDerm, Cymetra, GraftJacket and Repliform products satisfy the FDA’s requirements to be considered HCT/P’s eligible for regulation solely as human tissue and therefore, we have not obtained prior FDA clearance or approval for commercial distribution of these products. Nevertheless, because we believe our products meet the definition of an HCT/P, we must comply with the FDA’s donor screening, infectious disease testing, record maintenance, establishment registration, product listing and GTP requirements. AlloCraft DBM is regulated as an HCT/P and medical device and received 510(k) clearance from the FDA in December 2005.

In January 2007, we received 510(k) clearance from the FDA for a regenerative human tissue matrix product intended as a dura mater substitute. We have not commenced commercial distribution of the dura mater substitute product. In February 2007, we submitted a 510(k) pre-market application to the FDA for an animal-based regenerative tissue product that we developed. We plan to commence clinical evaluation of this product once clearance is received from the FDA. See “Research and Development.”

National Organ Transplant Act

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks and organ procurement organizations for their expenses associated with the recovery, storage and transportation of donated human skin that they provide to us for processing. We include in our pricing structure the fees paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies.

State and Local Regulation

A few, but increasing number of states including Florida, California, Oklahoma, Illinois, New York and Maryland impose their own regulatory requirements on establishments involved in the processing, handling, storage and distribution of human tissue. Noncompliance with state requirements may include some or all of the risks associated with noncompliance with FDA regulation, as well as other risks.

We are also subject to various federal, state and local laws, regulations and requirements relating to such matters as safe working conditions, laboratory and manufacturing practices, and the use, handling and disposal of hazardous or potentially hazardous substances used and produced in connection with our research and development work.

International Regulation

The regulation of our products outside the United States varies by country. Certain countries regulate our human tissue products as pharmaceutical products, requiring us to make extensive filings and obtain regulatory approvals before selling our product. Certain countries classify our products as human tissue for transplantation, but may restrict its import or sale. Other countries have no applicable regulations regarding the import or sale of products similar to our products, creating uncertainty as to what standards we may be required to meet.

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

RESEARCH AND DEVELOPMENT

Our research and development is focused on leveraging our core understanding of tissue in order to develop biosurgery products that fulfill unmet clinical needs. Our strategy balances our investment in research among short-, mid- and long-term programs aimed at enhancing our current products and ensuring a future stream of innovative new products. Our research and development initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. A significant amount of our research and development effort is focused on the development of an animal-based version of our regenerative tissue product. In February 2007, we submitted a 510(k) pre-market application to the FDA for our animal-based regenerative tissue product and we are preparing to commence clinical evaluation once clearance is received from the FDA. Assuming we receive FDA clearance in the first half of 2007, we are targeting a full commercial launch of our animal-based regenerative tissue product in early 2008. Additionally, we have a variety of research and development programs designed to expand our product line in the rapidly growing biosurgery market. Such programs include the investigation of novel biomaterials, alone or in combination with our regenerative tissue matrix. Products that we develop in the future may be regulated by the FDA as HCT/P’s, medical devices or biologics.

Our research activities are funded by current operations, as well as research grants obtained through external organizations, including the National Institutes of Health and the Department of Defense. Our research and development costs in 2006, 2005 and 2004 for all programs were approximately $16.5 million, $10.3 million and $7.9 million, respectively. Research grant revenues recognized during 2006, 2005 and 2004 were $1.0 million, $1.1 million and $2.4 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

At December 31, 2006, we had approximately $853,000 of approved grant funding available to fund future research. We continue to seek additional grant funding for our research programs. Generally, we have the right to patent any technologies developed from government grants and contract funding, subject to the United States government’s right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

Our ability to compete effectively with other companies is dependent materially upon the proprietary nature of our technologies. We rely primarily on patents, trade secrets and confidentiality agreements to protect our technologies.

Three primary families of patents and patent applications protect our technology. Two United States patents cover methods of producing our tissue-based products and products made by some of these methods. Nine additional United States patents and ten pending United States patent applications supplement these patents and cover methods and apparatus for preparation and freeze-drying without the damaging effects of ice crystal formation. Additionally, we license rights to additional technologies, some of which are protected by patents owned by others.

We also have applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by United States patents or proprietary rights owned by or licensed to us may differ from that of their foreign counterparts.

In general, the patent position of medical technology companies is highly uncertain and involves complex legal, scientific and factual questions. There is risk that future patents may not be granted with respect to the patent applications filed by us. Furthermore, there is risk that one or more patents issued or licensed to us will not provide commercial benefit to us or will be infringed, invalidated or circumvented by others. The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years.

The contents of United States patent applications are generally published 18 months after the initial filing date. Once published or issued, a United States patent application or patent would constitute prior art from its filing date, which might predate the filing date of one of our patent applications. Conceivably, the publication or issuance of such a prior art patent application or patent, or the discovery of “prior art” of which we are currently unaware, could invalidate a patent of ours or our licensor or discourage commercialization of a product claimed within such patent. No assurances may be given that our products or planned products may not be the subject of infringement actions by third parties. Any successful patent infringement claim relating to any products or planned products could have a material adverse effect on our financial condition and results of operations. Further, there can be no assurance that any patents or proprietary rights owned by or licensed to us will not be challenged, invalidated, circumvented or rendered unenforceable based on, among other things, subsequently discovered prior art, lack of entitlement to the priority of an earlier, related application or failure to comply with the written description, best mode, enablement or other applicable requirements.

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

We have federal trademark or service mark registrations that we currently use for LifeCell, which concern processing and preserving tissue samples; for AlloDerm, which concerns our commercial acellular dermal graft product; for AlloDerm GBR for use in periodontal applications; Micronized AlloDerm, the particulate form of AlloDerm; for Cymetra, the brand name for micronized AlloDerm; and for Repliform, the version of AlloDerm for urology and gynecology. GraftJacket is a registered trademark of Wright Medical Group. AlloCraft DBM is a trademark of Stryker Corporation.

COMPETITION

The medical technology field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. Our regenerative tissue products compete with autologous tissue and various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin.

Our AlloDerm, Repliform and GraftJacket regenerative tissue products compete with synthetic surgical mesh products marketed by such large medical device companies as Johnson & Johnson; C.R. Bard; W.L. Gore & Associates; and Integra Life Sciences Holdings Corporation. They also compete with animal-derived products marketed by companies such as C.R. Bard; Cook, Inc.; and Tissue Science Laboratories, plc. Recently, two tissue processors, Musculoskeletal Transplant Foundation (“MTF”) and Tutogen, commenced distribution of human tissue-based soft tissue repair products intended to compete with our regenerative tissue products. MTF distributes one of its products through Synthes, Inc, and Tutogen distributes its products through C.R. Bard and Mentor.

Our AlloCraft DBM product competes with other similar bone repair products produced by companies such as Regeneration Technologies, Inc.; Osteotech, Inc.; AlloSource; Wright Medical Group; Isotis Orthobiologics; and MTF.

We believe that there are many companies, academic institutions, tissue banks, organ procurement organizations and tissue processors, including those identified above, that are capable of developing products which may be competitive with our current products. Additionally, some of these organizations are well-established and may have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do, and accordingly may succeed in developing competing products which may render our products or technology uncompetitive, uneconomical or obsolete.

EMPLOYEES

At December 31, 2006, we had 335 employees, of which 92 were employed in sales, marketing and customer service; 149 in production and quality assurance; 60 in research and development; and 34 in administration and accounting.

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

We are highly dependent on our revenues from AlloDerm. If we are unable to maintain, increase or replace our AlloDerm revenues, our financial condition and results of operations could be materially and adversely affected.

During the years ended December 31, 2006, 2005 and 2004, revenues from the distribution of AlloDerm represented approximately 85%, 79% and 72%, respectively, of our product revenues. Surgeons will not use our products unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies. Even if the advantage of our products is established as clinically significant, surgeons may not elect to use such products for any number of reasons. Consequently, surgeons, health care payers and patients may not accept our current products or products under development. Broad market acceptance of our products may require the training of numerous surgeons and clinicians, as well as conducting or sponsoring clinical studies to demonstrate the benefits of such products. The amount of time required to complete such training and studies could result in a delay or dampening of such market acceptance. If we are unable to maintain or increase our revenues from the distribution of AlloDerm products, our financial condition and results of operations would be materially and adversely affected. Additionally, if we were unable to replace such revenue from existing or new products, the market price of our stock could be negatively affected.

Government regulations could adversely affect the marketing of our current products and the development and commercialization of products currently being developed by us.

We have determined that our AlloDerm, Cymetra, GraftJacket and Repliform products satisfy the FDA’s requirements to be considered HCT/P’s eligible for regulation solely as human tissue, and therefore, we have not obtained prior FDA clearance or approval for commercial distribution of these products. Our determination is limited to their current intended uses. In the future, we may wish to market our existing products for new intended uses. Based on these new uses, our products may also be regulated as medical devices or biologics, requiring pre-market clearance or approval and adherence to the FDA’s medical device or biologic regulations. Additionally, we intend to seek FDA approval for new products and have submitted a 510(k) pre-market application to the FDA in February 2007 for our animal-based regenerative tissue product. The process of obtaining FDA clearance or approval could be expensive, lengthy and unpredictable. Additionally, the FDA could prohibit distribution of our existing products for new uses until clearance or approval is obtained. We do not know if clearance or approval for new uses of existing products, or new products could be obtained in a timely fashion, or at all. Such clearance or approval process could include a requirement to provide extensive supporting clinical data. In addition, the FDA requires that medical devices be produced in accordance with the Quality System Regulation for medical devices. As a result, our manufacturing and compliance costs would increase and any such device products would be subject to more comprehensive development, testing, monitoring and validation standards. As a result, compliance with such standards could materially and adversely affect our financial condition and results of operations.

A few, but increasing number of states including Florida, California, Illinois, New York and Maryland, impose their own regulatory requirements on transplanted human tissue. We believe that we are in compliance with such regulations. There can be no assurance that the various states in which our products are sold will find that we are in compliance or will not impose additional regulatory requirements or marketing impediments on our products. Additionally, any disruption in our ability to market our current products would materially and adversely affect our revenues and cash flows.

The FDA can impose civil and criminal sanctions and other penalties on us if we fail to comply with the stringent FDA regulations applicable to our tissue facilities.

Tissue establishments must engage in:

•	donor screening and infectious disease testing;
•	Good Tissue Practice;
•	stringent record keeping and reporting; and
•	establishment registration and product listing.

As a result, our involvement in the processing and distribution of human tissue for transplantation requires us to ensure that proper donor screening and infectious disease testing are done appropriately and conducted under strict procedures. In addition, we must maintain records, which are available for FDA inspectors documenting that the procedures were followed. The FDA has authority to conduct inspections of tissue establishments and to detain, recall or destroy tissue or order the cessation of manufacturing if the procedures were not followed or appropriate documentation is not available. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. From time to time, the FDA may modify such requirements, imposing additional or different requirements, which may require us to alter our business methods. Failure to comply with any applicable FDA requirements could result in civil and criminal enforcement actions, as well as fines and other penalties that could increase our expenses and materially and adversely affect our results of operations and cash flows.

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

Our products contain donated human cadaveric tissue and therefore have the potential for disease transmission which may result in patient claims.

The implantation of tissue products derived from donated cadaveric tissue creates the potential for transmission of communicable disease. Although we comply with Federal and state regulations and voluntary AATB guidelines intended to prevent communicable disease transmission, and our tissue suppliers are also required to comply with such regulations, there can be no assurance that:

•	our tissue suppliers will comply with such regulations intended to prevent communicable disease transmission;
•	even if such compliance is achieved, that our products have not been or will not be associated with transmission of disease; or
•	a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission.

Any actual or alleged transmission of communicable disease could result in patient claims, litigation, distraction of management’s attention and potentially increased expenses. As a result, such actions or claims could potentially harm our reputation with our customers and disrupt our ability to market our products, which may materially and adversely affect our results of operations, financial condition and the market price of our stock.

Our products are subject to recalls which could materially and adversely affect our revenues and results of operations.

Whether regulated solely as a HCT/P, or also as a medical device or a biologic product, once our products are on the market, they are subject to pervasive and continuing regulation by the FDA. If we fail to comply with such regulations, our products may be subject to voluntary or government-mandated recall. A recall could distract management’s attention and potentially harm our reputation with customers and disrupt our ability to market our products, which may materially and adversely affect our results of operations, financial condition and the market price of our stock.

We are exposed to product liability claims for which our product liability insurance may be inadequate and therefore could materially and adversely affect our revenues and results of operations.

Our business exposes us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products. We are currently named as defendants in several lawsuits that are related to the distribution of our products. Although we intend to vigorously defend against these actions, there can be no assurance that we will prevail. We maintain product liability insurance; however, we cannot be certain that:

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

Our business is dependent on the availability of donated human cadaveric tissue. We currently receive human tissue from approximately 50 United States tissue banks and organ procurement organizations. Over the past few years, demand for our products has increased substantially and our requirements for donor tissue have also increased substantially. Although we have met the demand and have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for our human tissue products in the foreseeable future, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our future needs. If our current sources can no longer supply human cadaveric tissue or our requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources on a timely basis, or at all. Any significant interruption in the availability of human cadaveric tissue would likely cause us to slow down the processing and distribution of our human tissue products, which could adversely affect our ability to supply the needs of our customers and materially and adversely affect our results of operations and our relationships with our customers.

Negative publicity concerning the use of donated human tissue in medical procedures could reduce the demand for our products and negatively impact the supply of available donor tissue.

There has recently been negative publicity concerning the use and method of obtaining donated human tissue that is used in medical procedures. This type of negative publicity could reduce the demand for our products or negatively impact the willingness of families of potential donors to agree to donate tissue, or tissue banks to provide tissue to us. In such event, we might not be able to obtain adequate tissue to meet the needs of our customers and our results of operations and our relationships with our customers could be materially and adversely affected.

Changes in third-party payer reimbursement practices regarding the procedures performed with our products could adversely affect the market acceptance of our products and materially and adversely affect our revenues and results of operations.

Generally, hospitals, surgeons and other health care providers purchase products, such as the products being sold or developed by us, for use in providing care to their patients. These parties typically rely on third-party payers, including Medicare, Medicaid, private health insurance, and managed care plans to reimburse all or part of the costs of acquiring those products and costs associated with the medical procedures performed with those products. Third-party payers have adopted cost control measures in recent years that have had and may continue to have a significant effect on the purchasing practices of many health care providers, generally causing them to be more selective in the purchase of medical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We believe that certain third-party payers provide reimbursement for medical procedures at a specified rate without additional reimbursement for products, such as those being sold or developed by us, used in such procedures. Adequate third-party payer reimbursement may not be available for us to maintain price levels sufficient for realization of an appropriate return on our investment in developing new products. The FDA generally permits human tissue for transplantation to be commercially distributed without obtaining prior FDA approval of the product. In contrast, products regulated as medical devices or biologics usually require such approval. Certain government and other third-party payers refuse, in some cases, to provide any coverage for uses of products for indications for which the FDA has not granted marketing approval. Further, certain of our products are used in medical procedures that typically are not covered by third-party payers or for which patients sometimes do not obtain coverage. These and future changes in third-party payer reimbursement practices regarding the procedures performed with our products could adversely affect the market acceptance of our products and therefore, also materially and adversely affect our revenues and results of operations.

All of our operations are currently conducted at a single location, and any disruption at our facility could materially and adversely affect our revenues and results of operations.

All of our operations are currently conducted at a single location in Branchburg, New Jersey. We take precautions to safeguard our facility including security, health and safety protocols and off-site backup and storage of our electronic data. Additionally, we maintain property insurance that includes coverage for business interruption. However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses. Our insurance coverage may not be adequate to fully cover our losses in any particular case. Accordingly, damage to our facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.

The medical technology field is highly competitive and such competition could adversely affect our revenues and results of operations.

The medical technology field is undergoing rapid and significant technological change. Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies. Our regenerative tissue products compete with autologous tissue and various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin.

Our AlloDerm, Repliform and GraftJacket regenerative tissue products compete with synthetic surgical mesh products marketed by large medical device companies such as Johnson & Johnson, C.R. Bard, W.L. Gore & Associates and Integra Life Sciences Holdings Corporation. They also compete with animal-derived products marketed by companies such as C.R. Bard, Cook, Inc. and Tissue Science Laboratories, plc. Recently, two tissue processors, Musculoskeletal Transplant Foundation (“MTF”) and Tutogen, commenced distribution of human tissue-based soft tissue repair products intended to compete with our regenerative tissue products. MTF distributes one of its products through Synthes, Inc., and Tutogen distributes its products through C.R. Bard and Mentor.

We believe that there are many companies, academic institutions, tissue banks, organ procurement organizations and tissue processors, including those identified above, that are capable of developing products that may be competitive with our current products. Additionally, many of these organizations are well established and may have substantially greater financial and other resources, research and development capabilities and more experience in conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing than we do, and accordingly may succeed in developing competing products which may render our products or technology uncompetitive, uneconomical or obsolete.

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

In general, the patent position of biotechnology and medical product firms are highly uncertain, still evolving and involves complex legal, scientific and factual questions. We are at risk that:

•	patents may be granted to others that preclude granting patents on patent applications filed by us; and
•	any patents issued or licensed to us may not provide commercial benefit to us or will be infringed, invalidated or circumvented by others.

The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years. The contents of United States patent applications are generally published 18 months after the initial filing date. Once published or issued, a United States patent application or patent would constitute prior art from its filing date, which might predate the filing date of one of our patent applications. Conceivably, the publication or issuance of such a prior art patent application or patent, or the discovery of “prior art” of which we are currently unaware, could invalidate a patent of ours or our licensor or discourage commercialization of a product claimed within such patent.

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

We rely upon independent sales and marketing agents and distributors to generate some of our revenues.

Our independent sales and marketing agents and distributors generated 15% of our total product revenue in the year ended December 31, 2006. Boston Scientific Corporation, our exclusive worldwide sales and marketing agent for Repliform, and Wright Medical Group, our exclusive distributor for GraftJacket, each represented 6% of our total product revenues in 2006. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2006.

If any of our independent sales and marketing agents or distributors fails to adequately market our products, our revenues could be materially and adversely affected until a replacement agent or distributor could be retained by us. Finding replacement agents and distributors could be a time-consuming process, and we may not be able to find replacement agents and distributors on terms acceptable to us, or at all. If we are unable to find replacement agents and distributors, our revenues and results of operations could be materially and adversely affected.

The United States government’s rights to use technology developed by us with government grant funds could limit our intellectual property rights.

Certain of our research and development activities are funded through grants from the United States government. Generally, we have the right to patent any technologies developed from government grants and contract funding, subject to the United States government’s right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances. We are free to commercially exploit those government funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure that we can successfully do so.

Increasing our revenues and profitability in the future may depend on our ability to develop and commercialize new products.

Product development is subject to risks and uncertainties. We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products. Although we have conducted pre-clinical studies on many of our products under development that indicate that the product may be feasible for a particular application, results obtained from expanded studies may not be consistent with earlier results, or be sufficient for us to obtain any required regulatory approvals or clearances. The completion of the development of any of our products, including obtaining regulatory approval, remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

•	unanticipated technical problems;
•	obtaining regulatory approval of such products, if required
•	manufacturing difficulties; and
•	the possibility of significantly higher development costs than anticipated.

Moreover, health care payers' approval of reimbursement for new products in development may be an important factor in establishing market acceptance. If we are unable to successfully develop and commercialize new products, our future revenues and profitability could be materially and adversely affected.

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

We believe that our current cash resources, together with anticipated cash from ongoing operating activities, committed research grant funding and remaining availability under our credit facility, will be sufficient to fund our planned operations, research and development programs and fixed asset additions in the foreseeable future. However, we may determine that we require additional funds to meet our long-term objectives, including the completion of potential acquisitions, and there can be no assurance that our financial sources will be sufficient and, as a result, we may need additional funding. We have no commitments for any future funding, and there can be no assurance that we will be able to obtain additional financing in the future from debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the failure to maintain, increase, or replace revenues from the sale of our AlloDerm products;
•	the failure to comply with government regulations, including the FDA;
•	product recalls;
•	claims for damages by third parties, including product liability claims;
•	our dependence on a limited number of sources for human cadaveric tissue;
•	negative publicity about the use of donated human tissue in medical procedures;
•	our ability to increase market penetration of our current products and to develop and commercialize new products;
•	changes in third-party reimbursement practices;
•	the failure of independent sales and marketing agents and distributors to adequately promote, market and distribute our products;
•	our inability to protect our intellectual property;
•	the effects of competition; and
•	the other factors listed under “Risk Factors” in this annual report on Form 10-K.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

SUPERVISION AND REGULATION - SECURITIES AND EXCHANGE COMMISSION

We maintain a website at www.lifecell.com. We make available on our website free of charge all electronic filings with the SEC (including proxy statements and reports on Forms 8-K, 10-K and 10-Q and any amendments to these reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, as well as other information regarding issuers that file electronically with the SEC.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Branchburg, New Jersey. The facility, which includes office, laboratory, manufacturing and warehouse space, consists of approximately 120,000 square feet of space under an operating lease agreement that expires in November 2010 and contains two five-year renewal options. We believe that our current facility will be sufficient to meet our anticipated needs for the next several years.

Item 3.	Legal Proceedings

The previously reported complaint, filed in November 2003 in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation, was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, otherwise the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. The re-filed case was dismissed with prejudice by the Court and a final judgment order was entered for LifeCell in June 2006. In August 2006, the plaintiff filed a Petition for Appeal with the Supreme Court of Virginia that was denied in December 2006.

In September 2005, we recalled certain human tissue-based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), did not follow the FDA’s requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. We promptly notified the FDA and all relevant hospitals and medical professionals. The FDA subsequently determined that patients who received tissue implants prepared from BTS donor tissue might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing. We have worked closely with the FDA to execute the product recall and to set up a LifeCell-sponsored testing program. We have not received any donor tissue from BTS after September 2005.

We were named, along with BTS and many other defendants, in several lawsuits that relate to this matter. With the exception of the individual plaintiff cases discussed below, the suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress. All of these cases were venued in New Jersey as part of a Multi-District Litigation (“MDL”). We have been successful in obtaining a voluntarily dismissal of every such class action, with the exception of one case that purports to only involve LifeCell products (“Watling”).

In addition, two other types of class action were filed in Federal Court in Rochester, New York (“Kennedy-McInnis” and “Graves”) that seek compensatory damages from BTS and all processing defendants, including LifeCell that received and used BTS-originated tissue. Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Those cases have also been transferred to the MDL and are presently the subject of motions to dismiss.

There has also been a series of 17 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring. None of the individual plaintiffs claim any present physical injury. With the exception of four cases that were filed in the State Court in New Jersey, all of the individual cases have been or are in the process of being transferred to the MDL.

We intend to vigorously defend each case. We will pursue dismissal of all class action cases that do not identify our product being at issue. We believe it is not currently possible to estimate the likelihood of an unfavorable outcome and/or the impact, if any, that the ultimate resolution of these cases could have on our operations, financial position or cash flow. We maintain insurance coverage for events and in amounts that we deem appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover the claims or that all of the claims will be covered by the terms of any insurance.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “LIFC.” On February 26, 2007, the last reported sale price for our common stock on the National Market was $24.08 per share. The following table sets forth the high and low sales information for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	Price Range
	2006		2005
	High	Low	High	Low
First Quarter	$24.05	$18.09	$10.37	$8.20
Second Quarter	31.98	20.95	16.49	8.52
Third Quarter	33.00	24.78	25.57	15.30
Fourth Quarter	33.39	20.94	22.70	15.11

As of February 26, 2007, there were 269 registered holders of our common stock.

Stockholder Return Performance Graph

The graph below summarizes the total cumulative return experienced by LifeCell’s stockholders during the five-year period ended December 31, 2006, compared to the NASDAQ Pharmaceuticals Index and the NASDAQ Market Index. The changes for the periods shown in the graph and table are based on the assumption that $100.00 had been invested in LifeCell Common Stock and in each index below on January 1, 2001, and that all cash dividends were reinvested.

The following graph is not to be deemed “soliciting material” or deemed to be filed with the Securities and Exchange Commission or subject to Regulation 14A of the Securities Exchange Act of 1934, except to the extent specifically requested by the Company or incorporated by reference in documents otherwise filed.

Dividend Policy

We have not paid a cash dividend to holders of shares of common stock and do not anticipate paying cash dividends to the holders of our common stock in the foreseeable future.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 2006, derived from the audited financial statements. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except for per share data)	2006	2005	2004	2003	2002
Operating Results:
Revenues:
Product revenues	$140,647	$93,326	$58,751	$38,577	$32,935
Research grant revenues	1,033	1,072	2,376	1,672	1,493
Total revenues	141,680	94,398	61,127	40,249	34,428
Costs and expenses:
Costs of products sold	40,856	29,205	17,755	12,241	10,134
Research and development	16,500	10,349	7,860	5,396	5,015
General and administrative	18,618	11,945	8,214	5,594	4,590
Selling and marketing	32,376	24,736	20,311	14,940	13,288
Total costs and expenses	108,350	76,235	54,140	38,171	33,027
Income from operations	33,330	18,163	6,987	2,078	1,401
Interest and other income (expense),net	2,793	1,013	222	(28)	(129)
Income before income taxes	36,123	19,176	7,209	2,050	1,272
Income tax provision (benefit)	15,654	7,132	25	(16,622)	(157)
Net income	20,469	$12,044	$7,184	$18,672	$1,429

Net income per common share:
Basic	$0.62	$0.39	$0.26	$0.85	$0.07
Diluted	$0.60	$0.36	$0.22	$0.70	$0.06
Shares used in computing net income per common share:
Basic	32,769	30,877	27,553	22,094	21,176
Diluted	34,007	33,348	31,974	26,632	24,696

	As of December 31,
(In thousands, except for per share data)	2006	2005	2004	2003	2002
Balance Sheet:
Cash and cash equivalents	$10,000	$21,272	$10,084	$7,387	$5,202
Investments	67,846	26,795	17,002	11,133	256
Working capital	94,711	73,209	38,911	23,283	11,466
Total assets	157,121	106,998	72,093	58,273	24,116
Notes payable and term debt	--	--	--	--	863
Common stock, subject to redemption	--	--	--	--	478
Accumulated deficit	(5,972)	(26,441)	(38,485)	(45,669)	(64,341)
Total stockholders’ equity	129,299	92,070	63,448	52,379	17,719

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Special Note: Certain statements set forth below constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. See “Risk Factors” and “Risk Factors - Special Note Regarding Forward-Looking Statements.” In the following discussions, most percentages and dollar amounts have been rounded to aid the presentation. As a result, all such figures are approximations.

OVERVIEW

We develop and market tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects. Our core technology produces a unique regenerative tissue matrix that creates an ideal biological framework for organizing the same tissue regeneration process that the body undergoes to repair worn or damaged tissue. Our current products include: AlloDerm, for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra, a particulate form of AlloDerm suitable for injection; GraftJacket, for orthopedic applications and lower extremity wounds; AlloCraftDBM, for bone grafting procedures; and Repliform, for urogynecologic surgical procedures. Our research and development initiatives include programs designed to extend the use of our currently marketed regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources.

Revenue and Expenses

Revenues. We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization. AlloDerm is primarily sold to hospitals for use by general and plastic surgeons. Our products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors. Our strategic sales and marketing partners include: Wright Medical Group, Inc. for GraftJacket and GraftJacket Xpress; Stryker Corporation for AlloCraftDBM; Boston Scientific for Repliform; and BioHorizons for periodontal applications of AlloDerm. In 2007, we expect our revenues to increase as we further penetrate the reconstructive market.

Stock-based compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), electing the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated. Stock-based compensation is included in the same financial statement captions as an employee’s salary.

Cost of products sold. Cost of products sold consists primarily of fees paid to tissue recovery organizations, tissue procurement support costs, labor, overhead and supplies costs related to the processing of our tissue-based products. Cost of products sold also includes depreciation, freight handling and packaging costs. In 2007, we expect cost of products sold to decrease slightly as a percentage of total revenue due to cost efficiencies achieved through increased processing volume.

Research and development. Research and development, or R&D, expenses consist primarily of personnel costs within our research, product development and clinical functions, as well as the costs of pre-clinical and clinical studies and other product development related costs. We expense all R&D costs in the period incurred. Our R&D initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including tissues recovered from non-human sources. R&D expenditures are expected to remain at approximately the same percentage of revenue as in 2006.

General and administrative. General and administrative, or G&A, expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology, human resources and regulatory affairs functions, as well as legal fees, accounting fees and insurance costs. In 2007, we expect G&A costs to increase as we add personnel to support the growth in the company, however, we anticipate a slight decrease in G&A costs as a percentage of total revenue.

Selling and marketing. Selling and marketing expenses consist primarily of personnel costs within our sales, marketing and customer support functions, commissions paid to our sales representatives and costs associated with medical education, market research and promotional activities. In 2007, we expect sales and marketing expenses to increase due to the expansion of our sales force by 18 at the end of 2006, and marketing costs associated with preparation for the anticipated product launch early in 2008 of our animal-based regenerative tissue product.

RESULTS OF OPERATIONS

The following table includes information from our Statements of Operations, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

							% Increase
	12 Months Ended			% of Total Revenue			(Decrease)
							2006	2005
							vs.	vs.
	2006	2005	2004	2006	2005	2004	2005	2004
Net Revenues:
Reconstructive revenues	$122,802	$78,394	$46,028	87%	83%	75%	57%	70%
Orthopedic revenues	9,695	7,785	5,885	7%	8%	10%	25%	32%
Urogynecologic revenues	8,150	7,147	6,838	6%	8%	11%	14%	5%
Product Revenues	140,647	93,326	58,751	99%	99%	96%	51%	59%
Research Grant Revenues	1,033	1,072	2,376	1%	1%	4%	-4%	-55%
Total Net Revenues	141,680	94,398	61,127	100%	100%	100%	50%	54%

Costs and Expenses:
Cost of Products Sold	40,856	29,205	17,755	29%	31%	29%	40%	64%
Research and Development	16,500	10,349	7,860	12%	11%	13%	59%	32%
General and Administrative	18,618	11,945	8,214	13%	13%	13%	56%	45%
Selling and Marketing	32,376	24,736	20,311	23%	26%	33%	31%	22%
Total Costs and Expenses	108,350	76,235	54,140	76%	81%	89%	42%	41%

Income from Operations	33,330	18,163	6,987	24%	19%	11%	84%	160%

Years Ended December 31, 2006 and 2005

Revenues

Total revenues for the year ended December 31, 2006 increased by $47.3 million, or 50% to $141.7 million compared to $94.4 million for the same period in 2005. The increase was primarily attributable to a 51% increase in product revenues to $140.6 million in the current period as compared to $93.3 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased by $44.4 million, or 57% to $122.8 million in the year ended December 31, 2006 compared to $78.4 million in the same period in 2005. The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures. AlloDerm revenues increased 62% to $119.4 million in the year ended December 31, 2006 compared to $73.8 million in the same period of 2005.

Orthopedic product revenue grew by $1.9 million, or 25% to $9.7 million in the year ended December 31, 2006 from $7.8 million in 2005. This revenue growth resulted primarily from increased demand for our GraftJacket products. GraftJacket revenues were $8.0 million in 2006 compared to $6.3 million in the same period in 2005.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased by $1.0 million, or 14% to $8.1 million in the year ended December 31, 2006 compared to $7.1 million for the same period in 2005.

Our independent sales and marketing agents and distributors generated 15% of our total product revenue in the year ended December 31, 2006 compared to 20% in 2005. Boston Scientific and Wright Medical Group each represented 6% of our total product revenues in 2006 compared to 8% and 7%, respectively, for the same period in 2005. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2006.

Research grant revenues were $1.0 million in 2006 compared to $1.1 million in 2005. As of December 31, 2006, approximately $853,000 of approved grant funding was available for future research and development expenses through the end of 2007.

Costs and expenses

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock based on estimated fair values. We elected the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not been restated. Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $8.6 million. Detail of the stock-based compensation expense by financial statement caption, including the stock-based compensation as a percentage of revenue, was as follows:

	Year Ended December 31, 2006
(dollars in thousands)	Dollars	% of revenue
Cost of products sold	$1,476	1%
Research and development	2,015	1%
General and administrative	3,761	3%
Selling and marketing	1,363	1%
Total stock-based compensation	$8,615	6%

At December 31, 2006, there was $14.5 million of total unrecognized compensation costs related to non-vested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

Cost of products sold for the year ended December 31, 2006 was $40.9 million, or 29% of product revenues, compared to cost of products sold of $29.2 million, or 31% of product revenue for the same period in 2005. Cost of products sold in 2005 was negatively impacted by a $1.4 million write-off of inventory associated with a previously announced product recall. In addition, a $469,000 reserve was established to cover estimated product returns and other costs related to the product recall.

Total research and development expenses increased by $6.2 million, or 59% to $16.5 million in the year ended December 31, 2006 compared to $10.3 million for the same period in 2005. The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) stock-based compensation expense, (iii) professional fees and expenses related to pre-clinical studies, and (iv) operating supplies.

General and administrative expenses increased by $6.7 million, or 56% to $18.6 million in the year ended December 31, 2006 compared to $11.9 million for the same period in 2005. The increase was primarily attributable to: (i) stock-based compensation expense, (ii) payroll and related expenses associated with increased headcount and annual merit increases, (iii) employee recruitment expenses and (iv) professional fees primarily related to business development activities.

Selling and marketing expenses increased by $7.7 million, or 31% to $32.4 million for the year ended December 31, 2006 compared to $24.7 million for the same period in 2005. The increase was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) stock-based compensation expense and (iii) an increase in marketing and medical education program expenses for AlloDerm. Selling and marketing expenses included agent fees of $3.7 million and $3.4 million, respectively, in the years ended December 31, 2006 and 2005. The increase in agent fees resulted from an increase in revenue generated through our independent sales and marketing agents.

Interest and other income, net

Interest and other income, net increased by $1.8 million, or 176% to $2.8 million in the year ended December 31, 2006 compared to $1.0 million in the same period in 2005 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes increased by $8.6 million, or 119% to $15.7 million in the year ended December 31, 2006 compared to $7.1 million in the same period in 2005 resulting in an effective income tax rate of 43.3% and 37.2%, respectively. The increase in the effective tax rate was primarily due to the recognition of stock-based compensation expense for incentive stock options, which currently cannot be recognized for tax purposes. In addition, during 2005, we recognized deferred tax benefits of $481,000 resulting from a change in the projected federal tax rate that reduced our effective tax rate. Although we recorded a tax provision in 2006 and 2005, we were not required to pay regular federal income taxes due to the utilization of our net operating loss carry forwards. We paid estimated federal alternative minimum taxes and state income taxes of $870,000 in 2006 and $525,000 in 2005. In the first half of 2007, we expect to utilize all available net operating loss and tax credit carry forwards, and accordingly will be required to pay regular federal income taxes for the balance of the year.

Years Ended December 31, 2005 and 2004

Revenues

Total revenues for the year ended December 31, 2005 increased by $33.3 million, or 54% to $94.4 million compared to $61.1 million for the same period in 2004. The increase was attributable to a 59% increase in product revenues to $93.3 million in the current period as compared to $58.7 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased by $32.4 million, or 70% to $78.4 million in the year ended December 31, 2005 compared to $46.0 million in 2004. The growth was primarily driven by increased surgeon demand for AlloDerm in complex hernia repair procedures and breast reconstruction procedures. AlloDerm revenues increased 74% to $73.8 million in the year ended December 31, 2005 compared to $42.5 million in 2004.

Orthopedic product revenue grew by $1.9 million or 32% to $7.8 million in 2005 from $5.9 million in 2004. This revenue growth resulted from increased demand for our GraftJacket products. GraftJacket revenues were $6.3 million in 2005 compared to $4.1 million in 2004.

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

We utilize independent sales and marketing agents and distributors to supplement our direct sales organization in certain markets. Our independent sales and marketing agents and distributors generated 20% of our total product revenue in the year ended December 31, 2005 and 27% in 2004. Boston Scientific and Wright Medical Group represented 8% and 7%, respectively, of our total product revenues in 2005 compared to 12% and 7%, respectively, for the same period in 2004. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2005.

Research grant revenues decreased by $1.3 million, or 55% to $1.1 million in 2005 compared to $2.4 million in 2004. This decrease was primarily due to a decrease in research spending on projects funded by approved research grants, since research grant revenues are recognized when qualified expenses are incurred. As of December 31, 2005, approximately $1.9 million of approved grant funding was available to fund future research and development expenses through the end of 2006.

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

Total research and development expenses increased by $2.4 million, or 32% to $10.3 million in the year ended December 31, 2005 compared to $7.9 million for the same period in 2004. The increase was primarily attributable to: (i) increased payroll and related expenses resulting from increases in the scientific and technical staff, (ii) increased outside testing and services, (iii) increased operating supplies and (iv) increased pre-clinical testing.

General and administrative expenses increased by $3.7 million, or 45% to $11.9 million in the year ended December 31, 2005 compared to $8.2 million for the same period in 2004. The increase was primarily attributable to: (i) increases in payroll and related expenses associated with increased headcount, annual merit increases and expense associated with the issuance of restricted stock, (ii) professional fees, (iii) depreciation expense associated with a new fully integrated computer software system and (iv) an increase in insurance expense.

Selling and marketing expenses increased by $4.4 million, or 22% to $24.7 million for the year ended December 31, 2005 compared to $20.3 million for the same period in 2004. The increase was primarily attributable to: (i) selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and increased revenues, (ii) payroll and related expenses associated with increased marketing headcount, annual merit increases and expense associated with the issuance of restricted stock, (iii) an increase in professional fees for market research, and (iv) an increase in expenses for medical education programs. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for us. Selling and marketing expenses included agent fees of $3.4 million and $4.0 million, respectively, in 2005 and 2004. Agency fees decreased because one of our independent sales and marketing agents changed from an agency relationship to a distributor relationship and no longer was paid agency fees.

Interest and other income, net

Interest and other income, net increased by $791,000, or 356% to $1.0 million in 2005 compared to $222,000 in 2004. The net increase was due to an increase in interest income resulting from a higher level of average investments and higher rate of return.

Income tax provision

The provision for income taxes was $7.1 million in 2005 compared to $25,000 in 2004. During 2005, we recognized a non-cash income tax benefit resulting from a change in the projected tax rate that future year tax benefits are expected to be recovered or settled. The favorable impact of the tax benefit on net income in 2005 was $481,000. During 2004, we reduced the valuation allowance on our deferred tax assets to reflect net deferred tax assets that we believed were more likely than not of being realized. The reduction in the valuation allowance resulted in the recognition of a non-cash income tax benefit of $2.9 million in 2004. Although we recorded a tax provision in 2005 and 2004, we were not required to pay regular federal income taxes due to the utilization of net operating loss carry forwards. We paid estimated federal alternative minimum taxes and state income taxes of $525,000 in 2005 and $258,000 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had $10.0 million in cash and cash equivalents, $61.0 million in short-term marketable securities and $6.9 million in long-term marketable securities. Working capital increased to $94.7 million at December 31, 2006 from $73.0 million at December 31, 2005. The increase in working capital resulted primarily from increases in short-term investments, accounts receivable, and inventories, partially offset by a decrease in cash and cash equivalents, deferred tax assets and an increase in accounts payable and accrued liabilities.

We generated $35.6 million of positive cash flow from operating activities for the year ended December 31, 2006 compared to $18.8 million for the same period in 2005. The positive cash flow from operating activities in 2006 was principally due to higher net income after adjustments for non-cash items and normal increases in accounts payable and accrued liabilities associated with our growth, partially offset by a planned increase in inventories to support anticipated growth, and an increase in receivables associated with higher revenue. Although we recorded a tax provision in 2006 and 2005, we were not required to pay regular federal income taxes due to the utilization of our net operating loss carry forwards. In the first half of 2007 we expect to utilize all remaining available net operating loss and tax credit carry forwards, and therefore will be required to pay regular federal income taxes for the balance of the year.

Capital expenditures were $13.8 million in 2006 compared to $3.6 million in 2005 and consisted primarily of leasehold improvements related to a facility expansion and the purchase of manufacturing and computer equipment.

Our financing activities generated $7.9 million for the year ended December 31, 2006 compared to $7.0 million for the same period in 2005. In 2006, the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and the related excess tax benefits realized. In 2005, the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and warrants.

The following table reflects a summary of our contractual cash obligations as of December 31, 2006:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$4,468	$1,141	$2,282	$1,045	$-
Licensing agreement	1,750	250	500	500	500
Total contractual cash obligations	$6,218	$1,391	$2,782	$1,545	$500

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Although we have entered into contracts for services, the obligations under these contracts were not significant, and the contracts generally contain clauses allowing for cancellation without significant penalty.

We have also entered into employment agreements with certain executive officers that provide for potential payments and benefits upon employment termination. Such payments and benefits have not been included in the table above since potential payments are contingent upon uncertain future events.

At the end of 2005, we commenced a multi-year facility expansion at our Branchburg, New Jersey facility to increase office space, research labs and processing capacity. Capital expenditures associated with the ongoing facility project are estimated to be approximately $7.4 million in 2007.

We believe that our current cash resources, together with anticipated product revenues and committed research and development grant funding, will be sufficient to finance our planned operations, research and development programs and capital expenditure requirements in the foreseeable future. However, we may need additional funds to meet our long-term strategic objectives, including the completion of potential acquisitions. We have no commitments for any future funding, and there can be no assurance that we will be able to obtain additional funding in the future through debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants.

Inflation

We do not believe that inflation has had a material impact on our results of operations for the years ended December 31, 2006, 2005 and 2004.

CRITICAL ACCOUNTING POLICIES / ESTIMATES

We have identified the policies below as critical to the understanding of our financial statements. The application of these policies requires management to make estimates and assumptions that affect the valuation of assets and expenses during the reporting period. There can be no assurance that actual results will not differ from these estimates. The impact and any associated risks related to these estimates on our business operations are discussed below.

Revenue Recognition. We recognize revenue for product sales when title to products and risk of loss are transferred to customers, which is generally when product is shipped to the customer. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and we have no further performance obligations. We utilize independent sales and marketing agents to supplement our direct sales organization. For products marketed through our independent sales and marketing agents, we recognize revenue when the products are delivered to the third-party customer, as this is when title and risk of loss to the product transfers. Amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue is recognized with the related expenses recorded in cost of products sold. Research grant revenues are recognized at the time qualified expenses are incurred, unless we have continuing performance obligations, in which case revenue is recognized upon the satisfaction of such obligations.

Accounts receivable. We maintain an allowance for estimated bad debt losses on our accounts receivable based upon our historical experience and any specific customer collection issues that we have identified. Since our accounts receivable are not concentrated within a relatively few number of customers, we believe that a significant change in the liquidity or financial position of any one customer would not have a material adverse impact on the collectability of our accounts receivable and therefore our future operating results. While bad debt losses depend to a large degree on future economic conditions affecting our customers, we do not anticipate significant bad debt losses in 2007.

Inventories. We value our inventory at the lower of cost or market, with cost being determined on a first-in, first-out basis. We record a provision for excess and obsolete inventory based primarily on inventory quantities on hand, our historical product sales, and estimated forecast of future product demand and production requirements. Although we believe that our current inventory reserves are adequate, any significant change in demand or technological developments could have a significant impact on the value of our inventory and, therefore, our future operating results.

Income Taxes. Significant judgment is required in determining our income tax provision. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.  We apply an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon our assessment of whether it is more likely than not that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event we determine that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. Interest related to income taxes is included in the financial caption interest and other income, net. Tax penalties are included in the financial caption general and administrative expense.

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee share-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We estimated volatility by considering both implied volatility derived from publicly traded options to purchase LifeCell common stock and historical stock volatility. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term. We estimate forfeitures using historical employee turn-over rates. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 on January 1, 2006 did not have a material impact on our results of operations, financial position or cash flows.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 on January 1, 2006 did not have a material impact on our results of operations, financial position or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. We expect the impact of adopting FIN 48 to be immaterial.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS 157 is not expected to have a material impact on our results of operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on our results of operations, financial position or cash flows.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. A change in interest rates would not have a material impact on our results of operations. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2006 or 2005.

Item 8.	Financial Statements and Supplementary Data

Financial statements and the financial statement schedules specified by this Item, together with the report thereon of PricewaterhouseCoopers LLP, are presented following Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Background of Directors

The persons listed below served as our directors during the year ended December 31, 2006.

Nominee	Age	Position with the Company	Director Since
Paul G. Thomas	51	Chairman of the Board, President and Chief Executive Officer	1998
Michael E. Cahr (1)	66	Director	1991
David Fitzgerald (2) (3) (4)	73	Director	2001
James G. Foster (4) (5)	60	Director	1995
Michael R. Minogue (2)	39	Director	2005
Robert P. Roche, Jr. (3)	51	Director	2005
Martin P. Sutter (6)	51	Director	2003

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

Paul G. Thomas. Mr. Thomas has served as Director, President and Chief Executive Officer of LifeCell since October 1998. Mr. Thomas was elected Chairman of the Board in June 1999. Prior to joining LifeCell, Mr. Thomas was President of the Pharmaceutical Products Division of Ohmeda Inc., a world leader in inhalation anesthetics and acute care pharmaceuticals. Mr. Thomas was responsible for the overall operations of Ohmeda’s Pharmaceutical Division, which had worldwide sales of approximately $200 million in 1997. Mr. Thomas received his M.B.A. degree with an emphasis in Marketing and Finance from Columbia University Graduate School of Business and completed his postgraduate studies in Chemistry at the University of Georgia Graduate School of Arts and Science. He received his B.S. degree in Chemistry from St. Michael’s College in Vermont, where he graduated Cum Laude. Mr. Thomas serves as a director of Avanir Pharmaceuticals, a publicly traded NASDAQ company focused on biopharmaceutical drug discovery and development, and Innovative Spinal Technologies, Inc., a privately held medical technology company focused on developing minimally invasive treatments for spinal disorders.

Michael E. Cahr. Mr. Cahr has been a director of LifeCell since July 1991. Mr. Cahr is currently President of Saxony Consultants, an Illinois-based company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 through March 2002, Mr. Cahr was President and Chief Executive Officer of IKADEGA, Inc., a Northbrook, Illinois server technology company developing products and services for the health care, data storage and hospitality fields. He also served as Chairman of Allscripts, Inc., a leading developer of hand-held device technology that provides physicians real-time access to health, drug and other critical information, from September 1997 through March 1999 and as President, Chief Executive Officer and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology and biotech from 1987 to June 1994. Mr. Cahr serves as a director of Pacific Health Laboratories, a publicly traded nutritional products firm that develops and commercializes functionally unique nutritional products. Mr. Cahr received his undergraduate degree in Economics from Colgate University and his M.B.A. degree from Fairleigh Dickinson University.

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

James G. Foster.  Mr. Foster has been a director of LifeCell since March 1995. Mr. Foster was employed by Medtronic,Inc., a medical technology company, from 1971 to 2001. From December 1994 through his retirement in June 2001, he was Vice President and General Manager of Medtronic Heart Valves. From February 1984 to December 1994, Mr. Foster held various officer positions with Medtronic including Vice President of Cardiac Surgery Sales & Strategic Planning in 1994, Vice President and General Manager of Medtronic Neurological Implantables from 1992 through 1994, Vice President and General Manager of Medtronic Interventional Vascular from 1990 through 1992 and Vice President and General Manager of Medtronic Blood Systems from 1983 through 1989. Mr. Foster received his undergraduate degree in English from St. Joseph’s University in Philadelphia and an M.S. degree in Management from the Sloan School at M.I.T. Currently, Mr. Foster serves as a director of Arthrocare Corp., a publicly traded NASDAQ company specializing in soft tissue surgical technology and Intact Medical, a privately held company specializing in breast and other biopsy technology.

Michael R. Minogue.  Mr. Minogue has been a director of LifeCell since October 2005. Mr. Minogue currently serves as Chairman of the Board, Chief Executive Officer and President of ABIOMED, Inc. (NASDAQ: ABMD), a leading developer, manufacturer and marketer of medical device products designed to assist or replace the pumping action of failing hearts. Prior to joining ABIOMED in April 2004, he held various senior management positions during a 12 year career at GE Medical Systems. Prior to joining GE, Mr. Minogue served four years on active duty in the U.S. Army, including completion of Army Ranger training. Mr. Minogue received his B.S. degree in Engineering from the United States Military Academy at West Point and his M.B.A degree from the University of Chicago.

Robert P. Roche, Jr.  Mr. Roche has been a director of LifeCell since October 2005. Mr. Roche currently serves as Executive Vice President, Worldwide Pharmaceutical Operations of Cephalon, Inc. (NASDAQ: CEPH), a biopharmaceutical company specializing in drugs to treat and manage neurological diseases, sleep disorders, cancer and pain. Prior to joining Cephalon in 1995, he served as Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham's central nervous system and gastrointestinal products business. Mr. Roche joined SmithKline in 1982, and during his career there held various senior marketing and management positions, including several international assignments. Mr. Roche graduated from Colgate University and received his M.B.A degree from The Wharton School, University of Pennsylvania.

Martin P. Sutter.   Mr. Sutter has been a director of LifeCell since December 2003. Mr. Sutter is a founder and a Managing Director at Essex Woodlands Health Ventures, one of the oldest and largest venture capital organizations focused exclusively on health care since 1994. Mr. Sutter began his career in management consulting with Peat Marwick, Mitchell & Co. in 1977 and shortly thereafter moved to Mitchell Energy & Development Corporation where he held various positions in operations, engineering and marketing. He founded the Woodlands Venture Capital Company in 1984 and Woodlands Venture Partners, an independent venture capital partnership, in 1988. Mr. Sutter merged his venture practice with Essex Venture Partners to form Essex Woodlands Health Ventures in 1994. He currently serves on the board of directors of LaJolla Pharmaceutical Company (NASDAQ: LJPC), a biopharmaceutical company developing treatments for lupus and other autoimmune diseases; EluSys Therapeutics, Inc., a privately held company developing therapeutic agents for the treatment of blood-borne pathogens and hematologic disorders; and BioForm Medical, Inc., a privately held company developing soft tissue augmentation products.

Committees of the Board of Directors

Composition of the Board of Directors.  Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. The Board of Directors has determined that the members of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee satisfy all such definitions of independence and that six of seven of our directors satisfy the NASDAQ definition of independence. Our Board of Directors has a standing Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

Audit Committee. The Audit Committee is empowered by the Board of Directors to, among other functions, serve as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system; review and appraise the audit efforts of our independent registered public accounting firm; assume direct responsibility for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm; and for the resolution of disputes between the independent registered public accounting firm and our management regarding financial reporting issues; and provide an open avenue of communication among the independent registered public accounting firm, financial and senior management, and our Board of Directors. The Audit Committee operates pursuant to a charter, available through a hyperlink located on the corporate governance page of our website, at http://www.lifecell.com/corporate/19/.

Audit Committee Financial Expert. The Board of Directors has determined that Michael E. Cahr is an “audit committee financial expert,” as such term is defined by the SEC. As noted above, Mr. Cahr, as well as the other members of the Audit Committee, has been determined to be “independent” within the meaning of SEC and NASDAQ regulations.

Independence of Audit Committee Members.  Our common stock is listed on the NASDAQ Global Market, and we are governed by the listing standards applicable thereto. All members of the Audit Committee have been determined to be “independent directors” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under the SEC’s Rule 10A-3.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee is empowered by the Board of Directors to, among other functions: identify qualified individuals for membership on the Board; recommend to the Board the director nominees for election at the next annual meeting of stockholders; make recommendations to the Board regarding the size and composition of the Board and its committees; monitor the effectiveness of the Board; and develop and implement corporate governance principles and policies. All members of the Nominating and Corporate Governance Committee have been determined to be “independent directors” pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules and under the SEC’s Rule 10A-3. The Nominating and Corporate Governance Committee operates pursuant to a charter, available through a hyperlink located on the corporate governance page of our website, at http://www.lifecell.com/corporate/19/. In addition, we have established principles of corporate governance that are available through a hyperlink located on the corporate governance page of our website, at http://www.lifecell.com/corporate/19/.

Compensation Committee. The Compensation Committee is empowered by the Board of Directors to, among other functions, to assist the Board in carrying out their responsibilities relating to compensation of our officers. The Compensation Committee has overall responsibility for evaluating and approving our compensation plans, policies and programs. The Compensation Committee operates pursuant to a charter, available through a hyperlink located on the corporate governance page of our website, at http://www.lifecell.com/corporate/19/.

Background of Executive Officers

The following sets forth certain information regarding our executive officers.

Name	Offices Held	Date of First Election	Age
Paul G. Thomas	Chairman, President and Chief Executive Officer	October 1998	51
Lisa N. Colleran	Senior Vice President, Commercial Operations	December 2002	49
Bruce Lamb, Ph.D.	Senior Vice President, Development, Regulatory Affairs and Quality	April 2005	51
Steven T. Sobieski	Vice President, Finance and Administration & Chief Financial Officer	June 2000	50

All executive officers serve at the discretion of the Board of Directors.

Paul G. Thomas. For further background information regarding Mr. Thomas, see “Background of Directors.”

Lisa N. Colleran. Ms. Colleran joined LifeCell in December 2002 as Vice President, Marketing and Business Development and was named Senior Vice President, Commercial Operations in July 2004. She has over 20 years of marketing experience. Prior to joining LifeCell, Ms. Colleran served as Vice President/General Manager - Renal Pharmaceuticals for Baxter Healthcare Corporation, a worldwide manufacturer and distributor of diversified products, systems and services used primarily in the health care field, from 1997 until December 2002, and served in various other sales and marketing positions at Baxter from 1983 through 1997. Ms. Colleran received her B.S. degree from Molloy College and her M.B.A. degree from Loyola University of Chicago.

Bruce Lamb, Ph.D. Dr. Lamb joined LifeCell in April 2005 as Senior Vice President, Development, Regulatory Affairs & Quality. He has 20 years of health care-related experience. Prior to joining LifeCell, Dr. Lamb was Vice President, Biosurgical Research and Development at Ethicon, Inc., a division of Johnson & Johnson, where he served in positions of increasing responsibility from 1999 through 2005. From 1991 through 1999, Dr. Lamb held multiple positions including Director, Chronic Care Research and Innovation at ConvaTec, a subsidiary of Bristol-Myers Squibb. From 1985 through 1991, Dr. Lamb was a research scientist at Pfizer Hospital Products group and advanced to Manager, Polymer Technology at Valleylab Inc. Dr. Lamb received his B.S. degree in Chemistry from Bradley University, his M.S. degree in Chemistry from the University of Wisconsin and his Ph.D. in Polymer Chemistry from the State University of New York, College of Environmental Science and Forestry, in Syracuse.

Steven T. Sobieski. Mr. Sobieski joined LifeCell in June 2000 as Vice President, Finance and Chief Financial Officer. He has over 20 years of financial management experience in a variety of roles in the medical technology field and public accounting. Prior to joining LifeCell, Mr. Sobieski was Vice President, Finance at Osteotech, Inc., a public company focused on developing and marketing orthopedic products, where he served in various positions from 1991 to 2000. From 1981 through 1991, he served in various positions of increasing responsibility with Coopers & Lybrand, a public accounting firm. Mr. Sobieski received his B.S. degree in Business Administration from Monmouth University and his M.B.A. degree with a concentration in Accounting from Rutgers University. He is a Certified Public Accountant. Currently, Mr. Sobieski serves as a director of Insulet Corporation, a privately held medical device company specializing in insulin infusion systems.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Code of Ethics

We have adopted a Code of Ethics, as required by NASDAQ listing standards and the rules of the SEC, for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer and controller. A copy of our Code of Ethics for Senior Financial Officers has been filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003, and is available through a hyperlink located on the corporate governance page of our website, at http://www.lifecell.com/corporate/19/. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to anyone subject to the Code of Ethics, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable NASDAQ and SEC rules.

Code of Conduct

We have adopted a general Code of Conduct, as required by NASDAQ listing standards and the rules of the SEC, which applies to all of our employees. The Code of Conduct is publicly available through a hyperlink located on the corporate governance page of our website, at http://www.lifecell.com/corporate/19/.

Item 11.	Executive Compensation

Compensation Committee Report

Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee
James G. Foster, Chairman
David Fitzgerald
Robert P. Roche

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program. Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion. The focus is primarily on our executive’s 2006 compensation, but some historical and forward-looking information is also provided to put 2006 information in context. The information we present relates to Paul G. Thomas, our chief executive officer, Steven T. Sobieski, our chief financial officer, and our three other most highly compensated “executive officers,” who are sometimes referred to in this section as our “named executive officers.” We note that the employment of one of our three other most highly compensated executive officers terminated in October 2006.

Compensation Philosophy and Objectives

We attempt to apply a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premises that our success results from the efforts of each employee and that a cooperative, team-oriented environment is an essential part of our culture. We believe in the importance of rewarding employees for our successes, which is why we emphasize pay-for-performance incentive compensation. Particular emphasis is placed on broad employee equity participation through the use of stock options and restricted stock awards, as well as on annual cash bonuses linked to achievement of our corporate performance goals and the personal objectives established for our employees.

Our compensation programs for our named executive officers are designed to achieve a variety of goals including to:

•	attract and retain talented and experienced executives in the highly competitive biologic products industry;
•	motivate and reward executives whose knowledge, skills and performance are critical to our success;
•	align the interests of our executives and stockholders by motivating executives to increase stockholder value in a sustained manner; and
•	provide a competitive compensation package which rewards achievement of both company and individual performance goals.

Employment Agreements

During 2005, we were concerned about retaining key management on a long-term basis and in providing our executive team appropriate severance benefits to assure their retention through the process of any potential change-in-control situation. Accordingly, we entered into new employment agreements with certain executive officers during 2005, including Mr. Thomas, Chairman of the Board, President and Chief Executive Officer; Mr. Sobieski, Chief Financial Officer; and Ms. Colleran, Senior Vice President, Commercial Operations. We also entered into a change-in-control agreement with Dr. Lamb, Senior Vice President, Development, Regulatory Affairs and Quality.

In approaching new employment agreements for Mr. Thomas and other executive officers as well as executive compensation in general, the Compensation Committee viewed compensation of executives as having three distinct parts:

•	a current compensation program;
•	a set of standard benefits; and
•	a long-term benefits program.

The current compensation element focuses on the executive officer's salary and eligibility for annual bonuses based upon performance, and is designed to provide competitive compensation for services rendered. Our standard benefits package consists primarily of health insurance benefits and participation in a 401(k) plan with matching employer contributions. The long-term benefits element is reflected in the grants of stock options and restricted stock awards. The terms of each employment agreement are discussed under “Change-in-control and Severance Agreements” below. Any decisions about future levels of executive compensation with respect to these individuals must be consistent with our contractual obligations to them.

Elements of Executive Officer Compensation

Overview. Total compensation paid to our executive officers is influenced significantly by the need to attract and retain management employees with a high level of expertise and to motivate and retain key executives for our long-term success. Some of the components of compensation, such as salary, are generally fixed and do not vary based on our financial and other performance. Some components, such as bonus, stock options and stock award grants, are dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee. Furthermore, the value of certain of these components, such as stock options and restricted stock, is dependent upon our future stock price.

We compensate our executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides our executive officers a minimum base salary. Incentive bonus compensation is generally linked to the achievement of short-term financial and business goals, and is intended to reward our executive officers for our overall performance, as well as their individual performance in reaching annual goals that are agreed to in advance by management and the Compensation Committee. Stock options and grants of restricted stock are intended to link our executive officers’ longer-term compensation with the performance of our stock and to build executive ownership positions in the Company’s stock. This encourages our executive officers to remain with us, to act in ways intended to maximize stockholder value, and to penalize them if we and/or our stock fails to perform to expectations.

We view the three components of our executive officer compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant, such as the data we receive from the consultant hired by our Compensation Committee. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation, except that we have generally used a 2-to-1 ratio for the grant of stock options and restricted stock awards with the intent to re-assess this ratio as the Company grows. As the Company’s growth is recent, we have not reviewed wealth and retirement accumulation as a result of employment with us, and we have only focused on fair compensation for the year in question.

To advise us on executive compensation in general, our Compensation Committee has engaged the services of Radford Surveys & Consulting (“Radford”), a business unit of Aon Consulting (“Aon”). Radford is heavily focused in the Life Sciences area. They have produced data for us comparing our executive officer compensation with that of 19 peer group companies that we have selected with Radford’s assistance. Our Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful.

Base Salary. We pay our executives a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program. We believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the individual position, responsibility, experience, skills and expected contributions during the coming year of the executive and their performance during the prior year. We also have sought to align base compensation levels comparable to our competitors and other companies in similar stages of development. We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run our business.

Based on all of the factors described above, including base salary (which historically lagged the marketplace), Company performance and individual performance reviews, in December 2005, effective for 2006, the Chief Executive Officer was granted a 15% salary increase and the other named executive officers received, on average, a 5% increase. A similar process occurred in December 2006. Again, after reviewing first performance and then benchmarking data, the Committee granted the Chief Executive Officer and each of the other executive officers a salary increase of approximately 5% for 2007. We believe that our salary levels are generally sufficient to retain our existing executive officers and to hire new executive officers when and as required.

Cash Incentive Bonuses. Consistent with our emphasis on pay-for-performance incentive compensation programs, our executives are eligible to receive annual cash incentive bonuses primarily based upon their performance during the year as measured against predetermined company and personal performance goals established by us, including financial measures and the achievement of strategic objectives. The primary objective of our annual cash incentive bonuses is to motivate and reward our employees, including our named executive officers, for meeting our short-term objectives using a pay-for-performance program with objectively determinable performance goals.

At the end of each year, our management, particularly the Chief Executive Officer, sets various company goals for the following year, which are reviewed and approved by the Compensation Committee. The goals include both financial elements and achievement of product development and other company business objectives. For instance, the 2006 financial goals included target measures for product revenue, operating income and gross margin (before equity compensation). Non-financial goal measures include achieving various product development milestones, processing metrics and cost savings. Each goal is assigned a particular weighing in the overall bonus formula.

In addition, at the end of each year, each executive officer meets with our Chief Executive Officer to establish the individual’s specific goals for the upcoming year, which are dependent on that person’s job responsibilities. The Chief Executive Officer’s goals are the same as our overall company goals. Individual goals and corporate goals each affect 50% of the bonus. Goals are set at laddered levels, and attaining the highest level is intended to be a stretch goal. We design the cash incentive bonuses for each of our executive officers to focus the executive officer on achieving key operational and financial objectives within a yearly time horizon.

We next establish the target amount of our annual cash incentive bonuses for each executive at a level that represents a meaningful portion of our executives’ currently paid out cash compensation, and set additional threshold and maximum performance levels above and below these target levels. For instance, for 2006, the Chief Executive Officer’s target bonus was 60% of his base salary, and the other named executive officers had targets ranging from 30-35% of their base salaries. Then depending on the achievement of the corporate and individual goals, each officer could earn between 0 and 150% of the target bonus amount. In addition to considering the incentives that we want to provide to our executives in establishing these levels, we also consider the bonus levels for comparable positions at similarly situated companies, as reported by Radford, our historical practices and any contractual commitments that we have relating to executive bonuses.

The Company does not have a formal policy on the effect on bonuses of a subsequent restatement or other adjustment to the financial statements, other than the penalties provided by law.

Equity Compensation. We believe that stock options and restricted stock awards are an important long-term incentive for our executive officers and employees and that our stock option and restricted stock award program has been effective in aligning officer and employee interests with that of our stockholders. We review our equity compensation plan annually. Employees are eligible for annual stock option and restricted stock award grants based on targeted levels. These options and grants are intended to produce value for each executive officer if: our stock performance is outstanding; shareholders derive significant sustained value; and the executive officer remains with us.

To establish target levels, the Committee uses data supplied by Radford for peer group companies and its Biotechnology survey and then seeks to deliver long-term incentive value at the 50th percentile blended with the market 50th percentile number of options irrespective of value. The Committee also considered comparable company data on the relationship of stock options and restricted stock granted to outstanding shares. The Committee then sets targeted levels of equity to be awarded. The actual number of restricted shares and options granted to an executive is based on performance as measured by the performance goals set for the year just ended. The same process occurred in December 2005 and 2006 for equity grants in January 2006 and 2007, respectively.

Once a target value is established for an executive, the Committee grants stock options to that executive with a Black-Scholes value of approximately half the target value, and then grants a number of restricted shares that is approximately half of the number of option shares, based on a recommendation by Radford. Stock options are believed to be a superior vehicle to encourage executives to focus on increasing stock price and to respond to shareholder demand for performance linkage, while grants of restricted shares are better linked to executive retention, increasing executive ownership of the Company and minimizing shareholder dilution. By dividing equity compensation into both types of awards, the Committee hopes to achieve multiple goals.

At its December 2005 meeting, the Compensation Committee, in consultation with Radford, considered equity grants to be made effective January 2006. The number of options and restricted shares granted to and held by our executive officers and the prices of these options and grants of restricted stock are reflected in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table below.

We do not have any program, plan or obligation that requires us to grant equity compensation to any executive officer on specified dates. The practice has been to approve grants in December, effective at the beginning of January of the following year. The authority to make equity grants to executive officers rests with our Compensation Committee (subject to ratification by the full Board of Directors), although, as noted above, the Compensation Committee does consider the recommendations of our Chairman and Chief Executive Officer in setting the compensation of our other executive officers.

Severance and Change-in-Control Benefits. Mr. Thomas, Mr. Sobieski and Ms. Colleran each have a provision in their respective employment agreements providing for certain severance benefits in the event of termination or retirement, as well as a provision providing for a higher payment in the event of termination or retirement following a change-in-control as defined in the employment agreements. Dr. Lamb has a separate change-in-control agreement that only provides for a severance benefit following a change-in-control. These severance provisions are described in the “Change-in-Control and Severance Agreements” section below, and certain estimates of these change of control benefits are provided in “Estimated Payments and Benefits Upon Various Employment Termination Scenarios” below.

In determining the severance provisions that we have provided to our executive officers, the Compensation Committee took into account that the only pension plan or other retirement plan that we provide for these executive officers is our 401(k) plan. We provide the opportunity for certain of our named executive officers to be protected under the severance and change-in-control provisions contained in their employment agreements. Our agreements are double trigger change-in-control arrangements. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. Our severance and change-in-control provisions for the named executive officers are summarized in the “Change-in-Control and Severance Agreements” and “Estimated Payments and Benefits Upon Various Employment Termination Scenarios” sections below, but generally provide that on a “trigger event” within a period of time before or after a change-in-control, the increased change-in-control benefit is paid. A trigger event is a termination of employment by the Company without cause or a termination by the executive for good reason. We believe that our severance and change-in-control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings.

Benefits. Our executive officers participate in all of our employee benefit plans, such as medical, group life and disability insurance and our 401(k) plan, on the same basis as our other employees. Our 401(k) plan provides for matching payments by the Company.

Perquisites. Our Chief Executive Officer receives an automobile allowance. Our use of perquisites as an element of compensation is very limited. We do not view perquisites as a significant element of our comprehensive compensation structure.

Stock Ownership Guidelines

We have adopted stock ownership guidelines for our executive officers and directors in December 2006. The purpose of the guidelines is to encourage officers and directors to maintain a significant equity ownership in the Company and thereby, complement our policy of awarding equity compensation so as to align their interests with those of shareholders. The policy became effective on January 1, 2007. The policy suggests that as a guideline, the officers and directors maintain equity positions in our common stock (not including stock options or unvested restricted shares) as follows:

Title	Equity Position
Chief Executive Officer	3 times annual base salary
Chief Financial Officer	2 times annual base salary
Other Executive Officers	Annual base salary
Directors	3 times annual cash compensation

The Board has suggested that the individuals covered by the policy reach the equity position suggested by the guidelines within five years.

The Compensation Committee Process

Compensation Committee meetings typically have included, for all or a portion of each meeting, a representative of Aon, as well as preliminary discussion with our Chairman and Chief Executive Officer prior to our Compensation Committee deliberating without any members of management present. Our Compensation Committee has also involved outside counsel in its deliberations as needed. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our Chairman and Chief Executive Officer), the Compensation Committee considers the recommendations of our Chairman and Chief Executive Officer and includes him in its discussions.

Regulatory Considerations

We account for the equity compensation expense for our employees under the rules of SFAS 123R, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

With respect to change-in-control payments for Mr. Thomas, Mr. Sobieski and Ms. Colleran, in the event that any payment or benefit that they would receive upon termination would otherwise constitute a “parachute payment” under Section 280G of the Internal Revenue Code and be subject to the excise tax imposed by Section 4999 of the Code, such payment and benefits will be reduced to an amount equal to either (a) the largest portion of the payment and benefits that would result in no portion of the payment and benefits being subject to the excise tax or (b) the largest portion of the payment, up to and including the total, whichever amount, after taking into account all taxes and the excise tax, results in such person’s receipt, on an after tax basis, of the greater amount of the payment and benefits. If Dr. Lamb is notified that the payments and benefits to be paid would be nondeductible by us because of Section 280G of the Internal Revenue Code, such payments and benefits shall be reduced to the minimum extent necessary so that all payments made are deductible under Section 280G. Dr. Lamb has the discretion as to which payments and benefits, and the amounts thereof, shall be reduced.

Cash and Other Compensation

The following table, which should be read in conjunction with the explanations provided above, provides certain compensation information concerning our Chief Executive Officer, Chief Financial Officer and our three most highly compensated executive officers (the "Named Executive Officers"), other than the Chief Executive Officer and Chief Financial Officer, for the fiscal year ended December 31, 2006.
Summary Compensation Table
Name and principal position	Year	Salary	Stock awards(1)		Option awards(1)		Non-equity incentive plan compensation ($) (2)	All other compensation ($)		Total ($)
Paul G. Thomas	2006	$477,750	$1,904,847	(3)	$304,255	(3)	$390,417	$16,500	(4)	$3,093,769
Chairman, President and	2005	$416,042	$641,793	(5)	$264,702	(3)	$368,550	$10,000	(4)	$1,701,087
Chief Executive Officer	2004	$370,000	$-		$266,049	(3)	$250,000	$-		$886,049
Steven T. Sobieski	2006	$246,850	$337,298	(3)	$141,765	(3)	$112,490	$-		$838,403
Vice President, Finance and Administration,	2005	$232,000	$126,447	(5)	$96,990	(3)	$104,748	$-		$560,185
Chief Financial Officer	2004	$222,000	$-		$147,043	(3)	$86,014	$-		$455,057
Lisa N. Colleran	2006	$272,225	$711,720	(3)	$131,423	(3)	$130,913	$-		$1,246,281
Senior Vice President,	2005	$260,750	$239,715	(5)	$97,825	(3)	$117,729	$-		$716,019
Commercial Operations	2004	$232,400	$-		$98,093	(3)	$89,318	$-		$419,811
Bruce S. Lamb, Ph.D.	2006	$246,050	$25,087	(3)	$193,080	(3)	$88,578	$-		$552,795
Senior Vice President, Development, Regulatory	2005	$176,250	$-		$119,968	(3)	$92,637	$-		$388,855
Affairs and Quality	2004	$-	$-		$-		$-	$-		$-
Young C. McGuinn	2006	$186,750	$66,240	(3)	$89,213	(3)	$-	$-		$342,203
Vice President,	2005	$213,825	$53,970	(5)	$162,925	(3)	$84,804	$-		$515,524
Manufacturing Operations (6)	2004	$95,577	$-		$73,712	(3)	$34,526	$-		$203,815

(1)
Represents the expense to us pursuant to FAS 123(R ) for the respective year for restricted stock or stock options awards granted as long-term incentives pursuant to our Equity Compensation Plan. See Note 8 of our Financial Statements for the fiscal years ended December 31, 2006, 2005 and 2004 for the assumptions used for valuing the expense under FAS 123(R).

(2)	Represents bonus paid for such fiscal year.
(3)	These awards vest in four equal annual installments beginning one year after the date of grant.
(4)	Includes $15,000 of car allowance paid by us in 2006 and $8,750 in 2005. The remaining amount represents our match on our 401(k) Plan.
(5)
For Mr. Thomas, 67,913 restricted stock awards that vest in three equal annual installments beginning one year after the date of grant (July 20, 2005), 75,862 restricted stock awards that vest in full on December 31, 2007 and 113,739 restricted stock awards that vest on December 31, 2007 if certain product revenue and operations income targets are achieved by us for the fiscal year ending December 31, 2007; for Ms. Colleran, 21,341 shares vest in three equal annual installments beginning one year after the date of grant, 29,977 shares vest in full on December 31, 2007 and 44,966 shares vest on December 31, 2007 if certain product revenue and operating income targets are achieved by us for the fiscal year ending December 31, 2007; and for Ms. McGuinn and Mr. Sobieski, all of the restricted stock awards vest in three equal annual installments beginning one year after the date of grant.

(6)	Ms. McGuinn's employment with us terminated in October 2006.

Plan-Based Awards

Option and Stock Award Grants in 2006

The following table provides certain information with respect to restricted stock awards and options granted to our Named Executive Officers during the fiscal year ended December 31, 2006.

Grants of Plan-Based Awards
Name	Grant Date	Approval Date (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Stock Awards: Number of Shares of Options (#) (2)	Exercise or Base Price of Option Awards ($ per share)	Grant Date Fair Value of Stock and Option Awards
Paul G. Thomas	1/3/06	12/14/05	20,000			$385,000
	1/3/06	12/14/05		35,000	$19.25	$447,230

Steven T. Sobieski	1/3/06	12/14/05	11,612			$223,531
	1/3/06	12/14/05		22,576	$19.25	$288,476

Lisa N. Colleran	1/3/06	12/14/05	5,804			$111,727
	1/3/06	12/14/05		10,964	$19.25	$140,098

Bruce S. Lamb, Ph.D.	1/3/06	12/14/05	5,256			$101,178
	1/3/06	12/14/05		10,512	$19.25	$134,322

Young C. McGuinn (3)	1/3/06	12/14/05	5,288			$101,794
	1/3/06	12/14/05		10,576	$19.25	$135,140

(1)	In accordance with its normal practice, the Compensation Committee approved the grant of these awards effective on January 3, 2006 at a meeting of the Compensation Committee held on December 14, 2005.
(2)	These awards vest in four equal installments beginning one year after the date of grant.
(3)	Ms. McGuinn's employment with us terminated in October 2006.

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to option exercises and stock vesting for each of our Named Executive Officers during the fiscal year ended December 31, 2006.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)

Paul G. Thomas	201,216	$3,689,372	22,637	$608,030

Steven T. Sobieski	146,250	$452,920	16,666	$447,649

Lisa N. Colleran	40,000	$1,098,688	7,113	$191,055

Bruce S. Lamb, Ph.D.	-	$-	-	$-

Young C. McGuinn	-	$-	7,113	$191,055

(1)	Represents the difference between the market price of the underlying securities at exercise and the exercise price of the option.
(2)	Represents the number of shares vested multiplied by the market value of the underlying shares on the vesting date.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Paul G. Thomas	13,504	-	$2.74	12/22/12
	25,000	25,000	$5.27	12/11/13
	-	35,000	$19.25	01/02/16
							113,739	$2,745,659
					45,276	$1,092,963
					75,862	$1,831,309
					20,000	$482,800
Steven T. Sobieski	18,750	-	$2.74	12/22/12
	-	8,775	$5.27	12/11/13
	-	22,576	$19.25	01/02/16
					33,334	$804,683
					11,612	$280,314
Lisa N. Colleran	60,000	-	$2.74	12/22/12
	37,500	12,500	$5.27	12/11/13
	-	10,964	$19.25	01/02/16
							44,967	$1,085,503
					14,228	$343,464
					29,978	$723,669
					5,804	$126,880
Bruce S. Lamb, Ph.D.	25,000	75,000	$8.84	03/31/15
	-	10,512	$19.25	01/02/16
					5,256	$131,400
Young C. McGuinn (2)

(1)	Based on $24.14 per share, the closing price of the Common Stock, as reported on the NASDAQ Global Market, on December 29, 2006.

(2)	Ms. McGuinn's employment with us terminated in October 2006.

Compensation of Directors

Effective June 1, 2006, non-employee directors are paid $25,000 per year, payable monthly, regardless of the number of Board meetings attended, as well as $1,500 per meeting attended. Non-employee directors who serve on the Compensation Committee, the Nominating and Corporate Governance Committee and the Audit Committee are also paid $3,000, $3,000 and $5,000 per year, respectively, regardless of the number of committee meetings attended. The Chairman of the Audit Committee receives an annual retainer of $10,000 and the Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee each receive an annual retainer of $6,000 per year. Directors are reimbursed for their expenses for attendance at such meetings. Mr. Sutter has declined to accept any cash compensation for his service on the Board. Our directors who are employees of LifeCell receive no director fees.

In 2006, newly elected non-employee directors were entitled to receive an option to purchase 15,000 shares of common stock at an exercise price equal to the fair market value of a share of common stock on such election date. However, there were no new directors elected to the Board in 2006. Additionally in 2006, each non-employee director was entitled to receive a restricted stock award of 3,500 shares of common stock on the date of our Annual Meeting of Stockholders whereas in 2005, each non-employee director received an option grant to purchase 10,000 shares of common stock on the date of our Annual Meeting of Stockholders at an exercise price equal to the fair market value of a share of common stock on such date. The restricted stock awards granted to non-employee directors in 2006 will vest in equal installments over a three-year period commencing on the first anniversary of the date of grant. Options granted in 2005 vested one year after the date of grant and expire ten years after the date of grant.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2006.

Directors Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($) (2)	Total ($)
Michael E. Cahr (3)	$40,993	$18,067	$66,470	$125,530
David Fitzgerald (3)	$38,660	$18,067	$66,470	$123,197
James G. Foster (3)	$41,245	$18,067	$66,470	$125,782
Michael R. Minogue (3)	$31,493	$18,067	$66,470	$116,030
Robert P. Roche, Jr. (3)	$31,493	$18,067	$66,470	$116,030
Martin P. Sutter (3)	$-	$18,067	$66,470	$84,537

(1)
Represents the compensation expense recognized in 2006 pursuant to FAS 123(R) for restricted stock awards granted as long-term incentives pursuant to our Equity Compensation Plan. Each director received 3,500 shares of restricted stock that vests in equal installments over a three-year period commencing on the first anniversary of the date of grant which was June 29, 2006.

(2)
Represents the compensation expense recognized in 2006 pursuant to FAS 123(R) for stock options granted as long-term incentives pursuant to our Equity Compensation Plan. Each director received an option grant to purchase 10,000 shares of common stock that vest one year after the date of grant which was July 19, 2005.

(3)
At December 31, 2006, Mr. Cahr had 3,500 restricted stock awards; Mr. Fitzgerald had options to purchase 65,000 shares and 3,500 restricted stock awards; Mr. Foster had options to purchase 85,000 shares and 3,500 restricted stock awards; Mr. Minogue had options to purchase 25,000 shares and 3,500 restricted stock awards; Mr. Roche had options to purchase 25,000 shares and 3,500 restricted stock awards; and Mr. Sutter had options to purchase 45,000 shares and 3,500 restricted stock awards.

Change-in-Control and Severance Agreements

In September 2005, we entered into employment agreements of Paul G. Thomas, LifeCell’s Chairman, President and Chief Executive Officer; Steven T. Sobieski, Vice President Finance and Chief Financial Officer; and Lisa N. Colleran, Senior Vice President, Commercial Operationst. We entered into a severance arrangement with Bruce Lamb, Ph.D., Senior Vice President, Product Development and Quality in February 2005, and a change-in-control agreement with Dr. Lamb in April 2005.

We have entered into such agreements with our executive officers to ensure that we will have their continued dedication as executives, notwithstanding the possibility of termination of their employment without cause, or the possibility, threat or occurrence of a defined “change-in-control.” Following are details of the agreements with each executive officer.

Paul G. Thomas

Term and Termination.

Mr. Thomas’ employment under the employment agreement continues until the agreement is terminated (a) as a result of his death or physical or mental disability that prevents him from performing his duties under the employment agreement for a period of at least 90 consecutive days or 120 non-consecutive days in any 12-month period, (b) by LifeCell with or without “cause” (as defined below), (c) by Mr. Thomas with or without “good reason” (as defined below), or (d) by mutual agreement.

The term “cause” is defined in Mr. Thomas’ employment agreement as (a) a conviction for a crime involving moral turpitude, including, but not limited to, fraud, theft, embezzlement or any crime that results in or is intended to result in personal enrichment at our expense, (b) a material breach by Mr. Thomas of the employment agreement or of his confidentiality and non-compete agreements with us, or (c) acts that, in the judgment of the Board, constitute willful misconduct to the material detriment of us.

In Mr. Thomas’ agreement, the term “good reason” refers to our doing any of the following without Mr. Thomas’ consent (except actions during the period beginning six months prior to and ending 18 months following a “change-in-control” as defined below): (i) assign to Mr. Thomas any duties inconsistent with his position and authority, (ii) remove Mr. Thomas from, or fail to re-elect or appoint him to, any position that was held immediately after the date of the employment agreement, (iii) reduce Mr. Thomas’ annual base salary, (iv) fail to provide Mr. Thomas benefits substantially similar to those he currently receives, (v) fail to provide him office space, related facilities and support personnel or (vi) require Mr. Thomas to be relocated to an office that will necessitate his commuting more than 25 additional miles each way.

Severance Payments.

If Mr. Thomas is terminated as a result of his death or disability, in addition to accrued compensation and vested benefits, he is entitled to a bonus (based upon the greater of the prior year’s bonus or the target bonus for the year of termination), pro-rated based on the number of days he was employed during the year of termination and payable as follows over 18 months.

If Mr. Thomas is terminated without “cause” or he resigns for “good reason” (as defined above), in addition to accrued compensation and vested benefits and the pro-rata bonus described above, he is entitled to continuation of his salary and bonus (based on the greater of the prior year’s bonus or his target bonus for the year of termination) for 18 months and 18 months of subsidized COBRA coverage. Separation payments and benefits are conditioned upon the execution of a general release by Mr. Thomas in favor of LifeCell and related parties.

Payments upon Change-in-Control.

Under Mr. Thomas’ employment agreement, if there occurs either of the following events: (i) termination of his employment at any time during the period beginning six (6) months prior to the effective date of a “change-in-control” (as defined below) and ending eighteen (18) months after the change-in-control, other than (x) a termination by Mr. Thomas for “cause” (as defined below) or (z) a termination by Mr. Thomas without “good reason” (as defined below), (ii) termination of his employment as a result of the failure, upon a change-in-control, of either us or any successor to all or a substantial portion of our business and/or or assets to continue his employment as an executive officer for a period of at least twelve (12) months after the effective date of the change-in-control, with a salary at least equal to his annual base salary and a bonus each year equal to not less than the bonus that Mr. Thomas received attributable to performance during the full fiscal year immediately preceding the effective date of the change-in-control, or (iii) following a change-in-control, termination of employment by Mr. Thomas after failure of us or our successor to acknowledge or assume in writing the obligations to Mr. Thomas set forth in his employment agreement; then Mr. Thomas will be entitled to receive, in addition to accrued compensation and vested benefits: (a) a lump sum payment equal to 2.9 times the sum of his base salary and bonus (based upon the greater of his bonus for the year prior to the event or his target bonus for the year in which the event occurred); and (b) subsidized COBRA coverage for 18 months.

If any of the above-mentioned events occur on or after July 1 in any calendar year, Mr. Thomas will also be entitled to receive 50% of his target bonus for the year in which the event occurred. Payments and benefits upon any of the above-mentioned events are in lieu of the severance payments described in the paragraph above captioned “Severance Payments.”

A “change-in-control” has occurred under the terms of Mr. Thomas’ employment agreement discussed herein when: (a) any person, firm or corporation acquires directly or indirectly the beneficial ownership (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended) of any voting security of us and immediately after such acquisition, the acquirer has beneficial ownership of voting securities representing 50% or more of the total voting power of all our then-outstanding voting securities; (b) the individuals (x) who, as of the date of each agreement, served on the Board of Directors or (y) who thereafter are elected to the Board and whose election, or nomination for election, to the Board was approved by a vote of at least 2/3 of the directors in office, cease for any reason to constitute a majority of the members of the Board; (c) our stockholders shall approve a merger, consolidation, recapitalization or reorganization (or consummation of any such transaction if stockholder approval is not sought or obtained), other than any such transaction in which at least 66% of the total voting power of the surviving entity after such transaction is beneficially owned by our stockholders; or (d) our stockholders shall approve a plan of complete liquidation or an agreement for the sale, lease or disposition by us of all or a substantial portion of our assets (i.e., 50% or more in value of the total assets) other than to a subsidiary or affiliate.

Under the terms of Mr. Thomas’ employment agreement only, and for purposes of this subsection “Payments upon Change-in-Control” only, the term “cause” is defined as (a) conviction of any crime that constitutes a felony or a criminal offense involving moral turpitude, or (b) intentionally engaging in conduct that is materially injurious to us or our successor that is not cured by us within a reasonable period of time after notice is given.

Further, under the terms of Mr. Thomas’ employment agreement only, and for purposes of this subsection “Payments upon Change-in-control” only, the term “good reason” is defined as (a) the failure of us or our successor, without Mr. Thomas’ consent, to pay any amounts due to Mr. Thomas or to fulfill any other material obligations to Mr. Thomas under the employment agreement, (b) the failure of us or our successors, without Mr. Thomas’ consent, to maintain his position as an executive officer with duties consistent with that of an executive officer, and given our overall size and structure or our successor, Mr. Thomas neither is the functional head of the functional business unit to which he is assigned, nor reports to the functional head of the functional business unit to which he is assigned, (c) any decrease, without Mr. Thomas’ consent, in his base salary, annual bonus (based upon the annual bonus that Mr. Thomas received for the full fiscal year immediately preceding the effective date of the change-in-control), or in the level or in the value of Mr. Thomas’ benefits (unless the benefit(s) changes are applicable to all executive level employees), (d) any relocation of our offices or our successor, without Mr. Thomas’ consent, such that he would be required to commute more than 25 additional miles each way, or (e) continued employment of Mr. Thomas by us or our successor would be substantially likely to cause Mr. Thomas to breach a material obligation that he reasonably believes is owed to any prior employer or any other third party.

Additionally, unless otherwise provided in a separate stock option agreement, restricted stock purchase agreement or stock award agreement entered into after September 21, 2005, upon a change-in-control, all stock options and any other equity-based compensation granted to Mr. Thomas shall become immediately vested and exercisable for the longer of the exercise period in effect immediately prior to the change-in-control or the period ending 90 days after the change-in-control. However, with respect to the restricted stock awards consisting of a retention stock award and a performance stock award granted to Mr. Thomas on July 20, 2005, upon a change-in-control prior to the “vesting date,” the restrictions applicable to all of the retention shares and 75,862 of the performance shares granted to Mr. Thomas shall lapse.

Modification for 280G Parachute Payments.

In the event that any payment or benefit that Mr. Thomas would receive upon termination would otherwise constitute a “parachute payment” under Section 280G of the Internal Revenue Code and be subject to the excise tax imposed by Section 4999 of the Code, such payment and benefits will be reduced to an amount equal to either (a) the largest portion of the payment and benefits that would result in no portion of the payment and benefits being subject to the excise tax or (b) the largest portion of the payment, up to and including the total, whichever amount, after taking into account all taxes and the excise tax, results in Mr. Thomas’ receipt, on an after-tax basis, of the greater amount of the payment and benefits.

Steven T. Sobieski

Term and Termination.

Mr. Sobieski’s employment under the employment agreement continues until the agreement is terminated (a) as a result of his death or physical or mental disability that prevents him from performing his duties under the employment agreement for a period of at least 90 consecutive days or 120 non-consecutive days in any 12-month period, (b) by us with or without “cause” (as defined below), (c) by Mr. Sobieski for any reason or no reason, or (d) by mutual agreement.

The term “cause” is defined in Mr. Sobieski’s employment agreement as (a) a conviction of a felony or a criminal act involving moral turpitude, (b) commission of a fraudulent, illegal or dishonest act in respect of us, (c) willful misconduct or gross negligence that reasonably could be expected to be injurious to our business, operations or reputation, (d) a material violation of our internal policies, unless cured, (e) material failure to perform his duties as assigned, unless cured, (f) breach of the terms of his confidentiality and non-compete agreements with us, or (g) any other material breach of the representations, warranties and covenants under the employment agreement, unless cured.

Severance Payments.

If Mr. Sobieski is terminated as a result of his death or disability, in addition to accrued compensation and benefits, he is entitled to a bonus (based upon the greater of the prior year’s bonus or the target bonus for the year of termination), pro-rated based on the number of days he was employed during the year of termination and payable over 12 months.

If Mr. Sobieski is terminated without cause, in addition to accrued compensation and benefits and the pro-rata bonus described above, he is entitled to continuation of his salary and bonus (based on the greater of the prior year’s bonus or the target bonus for the year of termination) for 12 months, 12 months of subsidized COBRA coverage, and an additional six months of COBRA coverage at our sole expense. In addition, if Mr. Sobieski is terminated without cause, (a) with respect to stock options granted prior to September 21, 2005, such options will continue to vest in accordance with the vesting schedule set forth in the applicable stock option agreement for a period of 12 months following the termination, and he will have until the earlier of (1) the 10 year anniversary of the date of the grant, or (2) the 12-month anniversary of the termination of his employment, to exercise such options (to the extent vested), (b) with respect to stock options granted on or after September 21, 2005, he shall have until the earlier of (1) the 10 year anniversary of the date of the grant, or (2) 1 day less than the 3 month anniversary of his termination, to exercise such number of options as would have become exercisable had he continued to be employed for a period of 12 months after termination, and (c) with respect to only the restricted stock award covering 50,000 shares of Common Stock granted to Mr. Sobieski on July 20, 2005, the restrictions that would have otherwise lapsed had he continued to be employed for a period of 12-months following the date of termination shall be deemed to have lapsed on the date of termination. Separation payments and benefits are conditioned upon the execution of a general release by Mr. Sobieski in favor of us and related parties.

Payments upon Change-in-Control.

Under Mr. Sobieski’s employment agreement, if there occurs any of the following events: (i) termination of his employment at any time during the period beginning six (6) months prior to the effective date of a “change-in-control” (as defined below) and ending twelve (12) months after the change-in-control, other than (y) a termination by us for reason of conviction for a felony or a criminal offense involving moral turpitude or intentional engagement in conduct that is materially injurious to us or our successor or (z) a termination by Mr. Sobieski without “good reason” (as defined below), (ii) termination of his employment as a result of the failure, upon a change-in-control, of either us or any successor to all or a substantial portion of our business and / or our assets to continue his employment as an executive officer for a period of at least twelve (12) months after the effective date of the change-in-control, with a salary at least equal to his annual base salary and a bonus each year equal to not less than the bonus that Mr. Sobieski received attributable to performance during the full fiscal year immediately preceding the effective date of the change-in-control, or (iii) following a change-in-control, termination of employment by Mr. Sobieski after failure of us or our successor to acknowledge or assume in writing the obligations set forth in the employment agreement; then, in addition to accrued compensation and vested benefits, Mr. Sobieski will be entitled to receive: (a) a lump sum payment equal to teo times the sum of his base salary and bonus (based upon the greater of his bonus for the year prior to the event or his target bonus for the year in which the event occurred); and (b) subsidized COBRA coverage for 12 months and COBRA coverage at the sole cost of LifeCell for an additional six months.

If any of the above-mentioned events occur on or after July 1 of any calendar year, Mr. Sobieski also will be entitled to receive 50% of his target bonus for the year in which the event occurred. Payments and benefits upon any of the above-mentioned events are in lieu of the severance payments described in the paragraph above captioned “Severance Payments.”

The definition of “change-in-control” in Mr. Sobieski’s agreement is exactly the same as the definition in Mr. Thomas’ agreement above.

In Mr. Sobieski’s employment agreement, the term “good reason” is defined as (a) the failure of us to pay any amounts due to the executive or to fulfill any other material obligations under the employment agreement, unless cured; (b) the failure of us to maintain Mr. Sobieski’s position as an executive officer; (c) any decrease in Mr. Sobieski’s base salary, his annual bonus or level of benefits; (d) any relocation of our offices such that Mr. Sobieski would be required to commute more than 25 additional miles each way; or (e) if continued employment by us would be substantially likely to cause Mr. Sobieski to breach a material obligation to any prior employer or any third party.

Additionally, unless otherwise provided in a separate stock option agreement, restricted stock purchase agreement or stock award agreement entered into after September 21, 2005, upon a change-in-control all stock options and any other equity-based compensation granted to Mr. Sobieski shall become immediately vested and exercisable for the longer of the exercise period in effect immediately prior to the change-in-control or the period ending 90 days after the change-in-control.

Modification for 280G Parachute Payments.

In the event that any payment or benefit that Mr. Sobieski would receive upon termination would otherwise constitute a “parachute payment” under Section 280G of the Internal Revenue Code and be subject to the excise tax imposed by Section 4999 of the Code, such payment and benefits will be reduced to an amount equal to either (a) the largest portion of the payment and benefits that would result in no portion of the payment and benefits being subject to the excise tax or (b) the largest portion of the payment, up to and including the total, whichever amount, after taking into account all taxes and the excise tax, results in Mr. Sobieski’s receipt, on an after tax-basis, of the greater amount of the payment and benefits.

Lisa N. Colleran

Term and Termination.

Lisa Colleran’s employment under the employment agreement continues until the agreement is terminated (a) as a result of her death or physical or mental disability that prevents Ms. Colleran from performing her duties under the employment agreement for a period of at least 90 consecutive days or 120 non-consecutive days in any 12-month period, (b) by us with or without “cause” (as defined below), (c) by the executive for any reason or no reason, or (d) by mutual agreement.

Ms. Colleran’s employment agreement defines the term “cause” exactly the same as Mr. Sobieski’s agreement above.

Severance Payments.

If Ms. Colleran is terminated as a result of her death or disability, in addition to accrued compensation and vested benefits, she is entitled to a bonus (based upon the greater of the prior year’s bonus or the target bonus for the year of termination), pro-rated based on the number of days she was employed during the year of termination and payable over 12 months.

If Ms. Colleran is terminated without cause, in addition to accrued compensation and benefits and the pro-rata bonus described above, she is entitled to continuation of her salary and bonus (based on the greater of the prior year’s bonus or the target bonus for the year of termination) for 12 months, 12 months of subsidized COBRA coverage, and an additional six months of COBRA coverage at our sole expense. Separation payments and benefits are conditioned upon Ms. Colleran’s execution of a general release in favor of LifeCell and related parties.

Payments upon Change-in-Control.

Under Ms. Colleran’s employment agreement, if there occurs either of the following events: (a) termination of her employment at any time during the period beginning six (6) months prior to the effective date of a “change-in-control” (as defined below) and ending twelve (12) months after the change-in-control, other than (x) a termination by Ms. Colleran for cause, (y) a termination as a result of Ms. Colleran’s death or disability, as described above, or (z) a termination by Ms. Colleran without good reason, or (b) following a change-in-control, termination of employment by Ms. Colleran after failure of us or our successor to acknowledge or assume in writing the obligations to her set forth in her employment agreement; then, in addition to accrued compensation and vested benefits, Ms. Colleran will be entitled to receive: (a) payments in an aggregate amount equal to the product of: (i) either (y) 1.5, if the event occurs prior to September 21, 2006, or (z) 2.0, if the event occurs on or after September 21, 2006; and (ii) the sum of her base salary and bonus (based upon the greater of her bonus for the year prior to the event or her target bonus for the year in which the event occurred), payable over 18 months or 24 months, as applicable; and (b) subsidized COBRA coverage for 12 months and COBRA coverage at the sole cost of LifeCell for an additional 6 months.

The definition of “change-in-control” in Ms. Colleran’s agreement is exactly the same as the definition in Mr. Thomas’ agreement above.

In Ms. Colleran’s agreement, “good reason” is defined as (a) the failure of us to pay any amounts due to Ms. Colleran or to fulfill any other material obligations under the employment agreement, unless cured; (b) the failure of us to maintain Ms. Colleran’s position as an executive officer; (c) any decrease in Ms. Colleran’s base salary; (d) any relocation of our offices such that Ms. Colleran would be required to commute more than 25 additional miles each way.

If any of the above-mentioned events occur on or after July 1 of any calendar year, Ms. Colleran will also be entitled to receive 50% of her target bonus for the year in which the event occurred. Payments and benefits upon any of the above-mentioned events are in lieu of the severance payments described in the paragraph above captioned “Severance Payments.”

Additionally, unless otherwise provided in a separate stock option agreement, restricted stock purchase agreement or stock award agreement entered into after September 21, 2005, upon a change-in-control all stock options and any other equity-based compensation granted to Ms. Colleran shall become immediately vested and exercisable for the longer of the exercise period in effect immediately prior to the change-in-control or the period ending 90 days after the change-in-control. However, with respect to the restricted stock awards consisting of a retention stock award and a performance stock award granted to Ms. Colleran on July 20, 2005, upon a change-in-control prior to the “vesting date,” the restrictions applicable to all of the retention shares and 29,978 of the performance shares granted to Ms. Colleran shall lapse.

Modification for 280G Parachute Payments.

In the event that any payment or benefit that Ms. Colleran would receive upon termination would otherwise constitute a “parachute payment” under Section 280G of the Internal Revenue Code and be subject to the excise tax imposed by Section 4999 of the Code, such payment and benefits will be reduced to an amount equal to either (a) the largest portion of the payment and benefits that would result in no portion of the payment and benefits being subject to the excise tax or (b) the largest portion of the payment, up to and including the total, whichever amount, after taking into account all taxes and the excise tax, results in Ms. Colleran’s receipt, on an after-tax basis, of the greater amount of the payment and benefits.

Bruce Lamb

Severance Payments.

Pursuant to the terms of the severance agreement with Bruce Lamb, Dr. Lamb is entitled to receive 12 months continuance of his base salary and 12 months subsidized COBRA coverage if he is terminated by us for any reason other than for “cause” (as defined below). These payments and benefits are conditioned upon the execution by Dr. Lamb of a general release acceptable to LifeCell.

The term “cause” is defined in Dr. Lamb’s severance agreement as (a) a conviction of a felony or a criminal act involving moral turpitude, (b) commission of a fraudulent, illegal or dishonest act in respect of us, (c) willful misconduct or gross negligence that reasonably could be expected to be materially injurious to our business, operations or reputation, (d) a material violation of our policies, unless cured, (e) material failure to perform his duties as assigned, unless cured, (f) breach of the terms of his confidentiality and non-compete agreement, (g) physical or mental disability that prevents him from performing his duties under the employment agreement for a period of at least 90 consecutive days or 120 non-consecutive days in any 12-month period, or (h) death.

Payments upon Change-in-Control.

Under the change-in-control agreement with Dr. Lamb, if there occurs either (i) termination of his employment with us or any successor at any time during the period beginning (3) three months prior to the effective date of a “change-in-control” (as defined in Mr. Thomas’ employment agreement above) and ending twelve (12) months after the change-in-control, other than a termination for “cause” (as defined below) or termination of his employment by without “good reason” (as defined below) during such period, or (ii) termination of employment by Dr. Lamb after failure of us or such successor to acknowledge or assume in writing the obligations to him set forth in the severance arrangement after requested by Dr. Lamb, Dr. Lamb will be entitled to receive all then-accrued compensation and fringe benefits, subsidized COBRA coverage for a period of 18 months and cash payments in the aggregate amount equal to 1.5 times his annualized base salary immediately prior to the change-in-control, payable over an 18 month period. Additionally, all stock options shall immediately become vested and exercisable for the longer of the remainder of the exercise period or 90 days following the effective date of the change-in-control.

In Dr. Lamb’s change-in-control agreement, “good reason” is defined as (a) the failure of us to pay any amounts due to Dr. Lamb or to fulfill any other material obligations under the employment agreement, unless cured; (b) any material diminution, without Dr. Lamb’s consent, in his duties and responsibilities as an executive officer of LifeCell; (c) any material decrease in Dr. Lamb’s base salary; (d) any relocation of our offices such that Dr. Lamb would be required to commute more than 50 additional miles each way.

The term “cause” is defined in Dr. Lamb’s change-in-control agreement as (a) a conviction of a felony or a criminal act involving moral turpitude, (b) commission of a fraudulent, illegal or dishonest act in respect of us, (c) willful misconduct or gross negligence that reasonably could be expected to be materially injurious to our business, operations or reputation, (d) a violation of our policies, unless cured, (e) material failure to perform his duties as assigned, unless cured, (f) material violation of the terms of our other agreements with Dr. Lamb, (g) physical or mental disability that prevents him from performing his duties under the employment agreement for a period of at least 90 consecutive days or 120 non-consecutive days in any 12-month period, or (h) death.

Payments and benefits upon any of the above-mentioned events are in lieu of the severance payments described in the paragraph above captioned “Severance Payments” and are conditioned upon Dr. Lamb’s execution of a general release in favor of LifeCell and related parties.

Modification for 280G Parachute Payments.

If, within 15 days of an event described above, Dr. Lamb is notified by our independent certified accountants in writing that the payments and benefits to be paid would be nondeductible by us because of Section 280G of the Internal Revenue Code, such payments and benefits shall be reduced to the minimum extent necessary so that all payments and benefits made are deductible under Section 280G. Dr. Lamb shall have the discretion as to which payments and benefits, and the amounts thereof, shall be reduced.

Estimated Payments and Benefits upon Various Employment Termination Scenarios

The following table describes the potential payments and benefits upon employment termination for each of our Named Executive Officers pursuant to applicable law and the terms of their employment and other agreements with us, as if their employment had terminated on December 29, 2006 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below. The chart does not include Young McGuinn whose employment with us terminated in October 2006.

Name	Death or Disability (1)	Resignation for Good Reason (2)	Termination without Cause (2)	Change-in-control Trigger Event (3)

Paul G. Thomas	$369,000	$1,285,000	$1,285,000	$4,518,000

Steven T. Sobieski	$105,000	----	$563,000	$1,583,000

Lisa N. Colleran	$118,000	----	$403,000	$1,505,000

Bruce S. Lamb, Ph.D.	----	----	$257,000	$850,000

(1)	Includes pro-rata bonus only based on such Named Executive Officer’s bonus for the fiscal year ended December 31, 2005, since it was higher than the target bonus for the year ended December 31, 2006.

(2)
Includes (a) a multiple of salary and bonus, based on such Named Executive Officer’s salary for the year ended December 31, 2006 and bonus for the fiscal year ended December 31, 2005, (b) pro-rata bonus based on such Named Executive Officer’s bonus for the fiscal year ended December 31, 2005, (c) subsidized COBRA payments and (d) with respect to Mr. Sobieski only, “in the money” value on December 29, 2006 of certain stock options and restricted stock awards that would have vested within 12 months of the date of termination. The calculated amounts in (a) above for Dr. Lamb are based exclusively on salary and do not include any amount for a pro-rata bonus.

(3)
Includes (a) a multiple of salary and bonus, based on such Named Executive Officer’s salary for the year ended December 31, 2006 and bonus for the fiscal year ended December 31, 2005, (b) pro-rata bonus based on such Named Executive Officer’s bonus for the fiscal year ended December 31, 2005, (c) subsidized COBRA payments and (d) “in the money” value on December 29, 2006 of all unvested stock options and certain restricted stock awards. The calculated amounts in (a) above for Dr. Lamb are based exclusively on salary and do not include any amount for a pro-rata bonus.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 28, 2007, with respect to: (i) persons known to us to be beneficial holders of five percent or more of the outstanding shares of our common stock; (ii) each of our executive officers and directors and; (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each such person is c/o LifeCell Corporation, One Millennium Way, Branchburg, New Jersey 08876.

	Amount and Nature of Beneficial Ownership(1)
	Common Stock
Beneficial Owner	Shares	%
Samuel D. Islay (2) OrbiMed Advisors LLC OrbiMed Capital LLC 767 Third Avenue New York, New York 10017	3,246,000	9.6%
Eaton Vance Management (3) 255 State Street Boston, Massachusetts 02109	2,282,579	6.8%
Paul G. Thomas (4) Chairman of the Board, President & Chief Executive Officer	433,964	1.3%
Michael E. Cahr (5) Director	108,356	*
David Fitzgerald (6) Director	68,500	*
James G. Foster (7) Director	88,500	*
Michael R. Minogue(8) Director	28,500	*
Robert P. Roche, Jr. (8) Director	28,500	*
Martin P. Sutter (9) Director	98,130	*
Lisa N. Colleran (10) Senior Vice President, Commercial Operations	205,921	*
Bruce Lamb, Ph.D. (11) Senior Vice President, Development, Regulatory Affairs and Quality	58,852	*
Steven T. Sobieski (12) Vice President Finance & Chief Financial Officer	100,587	*

All executive officers and directors as a group (13)	1,219,810	3.6%

Notes to Security Ownership table

*Less than 1%.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options and restricted stock units that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of February 28, 2007 have been exercised or converted. Options and restricted stock units that are not exercisable within 60 days of February 28, 2007 have been excluded. Unless otherwise noted, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)
Represents 3,246,000 shares of Common Stock. Samuel D. Islay, OrbiMed Advisors, LCC and OrbiMed Capital LLC are deemed to beneficially own these shares by virtue of their mutual affiliation. Information with respect to the ownership of such stockholders was obtained from a Schedule 13G filed on February 9, 2007.

(3)	Represents 2,282,579 shares of Common Stock. Information with respect to the ownership of such stockholders was obtained from a Schedule 13G filed on January 29, 2007.
(4)	Includes 47,254 shares underlying stock options and 254,931 shares of restricted stock.
(5)	Includes 3,500 shares of restricted stock.
(6)	Includes 65,000 shares underlying stock options and 3,500 shares of restricted stock.
(7)	Includes 85,000 shares underlying stock options and 3,500 shares of restricted stock.
(8)	Includes 25,000 shares underlying stock options and 3,500 shares of restricted stock.
(9)
Includes 78,130 shares of Common Stock, 20,000 shares underlying stock options and 3,500 shares of restricted stock, but excludes 1,300,000 shares of Common Stock owned by Essex Woodlands Health Ventures V LP. Mr. Sutter is a managing director of the general partner of the Essex Woodlands Health Ventures Fund V LP; however, he disclaims beneficial ownership of the shares owned by the partnership.

(10)	Includes 100,241 shares underlying stock options and 94,977 shares of restricted stock.
(11)	Includes 52,628 shares underlying stock options and 5,256 shares of restricted stock.
(12)	Includes 24,394 shares underlying stock options and 44,946 shares of restricted stock.
(13)	See notes (4) through (12).

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under our Equity Compensation Plan as of December 31, 2006. This plan was our only equity compensation plan in existence as of December 31, 2006.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Shareholders	1,899,681	$11.47	1,905,658

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have entered into change-in-control and severance agreements with our executive officers. See “Item 11. Executive Compensation Change-in-control and Severance Agreements.”

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

Audit Fees. Audit fees billed or expected to be billed to us by PwC for the audit of the financial statements, management’s assessment of the effectiveness of internal control over financial reporting included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2006 and 2005 totaled approximately $380,000 and $359,000, respectively.

All Other Fees. We did not incur any fees for the fiscal years ended December 31, 2006 and 2005 for permitted non-audit services.

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

3.	2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1996, filed with the Commission on August 14, 1996).

10.	1
LifeCell Corporation Amended and Restated 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 10, 1998).

10.	2
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

10.	4
Employment Agreement dated as of September 21, 2005 by and between LifeCell Corporation and Steven T. Sobieski (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on September 27, 2005).

10.	5
Employment Agreement dated as of September 21, 2005 by and between LifeCell Corporation and Lisa N. Colleran (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on September 27, 2005).

10.	6
Severance Agreement dated as of August 14, 2006 by and between LifeCell Corporation and Young C. McGuinn (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on August 18, 2006).

10.	7
Change-in-control Agreement dated as of August 16, 2006 by and between LifeCell Corporation and Young C. McGuinn (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on August 18, 2006).

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

10.	11	LifeCell Corporation Equity Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 17, 2005).

10.	12*	First Amendment to the LifeCell Corporation Equity Compensation Plan

14.	1	LifeCell Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed with the Commission on March 15, 2004.)

23.	1*	Consent of PricewaterhouseCoopers LLP

31.	1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2*	Certification of the Registrant’s Chief Financial Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, and Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECELL CORPORATION
(Registrant)

By:	/s/ Paul G. Thomas
Paul G. Thomas
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul G. Thomas	President, Chief Executive	March 1, 2007
Paul G. Thomas	Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Steven T. Sobieski	Vice President and Chief Financial	March 1, 2007
Steven T. Sobieski	Officer (Principal Financial Officer)

/s/ Bradly C. Tyler	Controller	March 1, 2007
Bradly C. Tyler	(Principal Accounting Officer)

/s/ Michael E. Cahr	Director	March 1, 2007
Michael E. Cahr

/s/ James G. Foster	Director	March 1, 2007
James G. Foster

/s/ David Fitzgerald	Director	March 1, 2007
David Fitzgerald

/s/ Michael R. Minogue	Director	March 1, 2007
Michael R. Minogue

/s/ Robert P. Roche, Jr.	Director	March 1, 2007
Robert P. Roche, Jr.

/s/ Martin P. Sutter	Director	March 1, 2007
Martin P. Sutter

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LifeCell Corporation:

We have completed integrated audits of LifeCell Corporation's financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of LifeCell Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Florham Park, NJ
February 28, 2007

LifeCell Corporation Balance Sheets

(dollars in thousands)	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$10,000	$21,272
Short-term investments	60,972	26,795
Receivables, less allowance of $279 in 2006 and $156 in 2005	22,286	15,786
Inventories	23,801	12,536
Prepayments and other	1,309	885
Deferred tax assets	4,165	10,660
Total current assets	122,533	87,934

Investments in marketable securities	6,874	--
Fixed assets, net	19,914	9,271
Deferred tax assets	6,102	8,057
Other assets, net	1,698	1,736
Total assets	$157,121	$106,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,181	$6,680
Accrued liabilities	12,641	8,248
Total current liabilities	27,822	14,928

Commitments and contingencies

Stockholders’ equity

Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	—	—

Common stock, $.001 par value, 48,000,000 shares authorized; 33,709,000 and 32,841,000 shares issued and outstanding in 2006 and 2005	34	33
Additional paid-in capital	135,214	118,473
Accumulated other comprehensive income	23	5
Accumulated deficit	(5,972)	(26,441)
Total stockholders’ equity	129,299	92,070
Total liabilities and stockholders’ equity	$157,121	$106,998

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Operations

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004
Revenues:
Product revenues	$140,647	$93,326	$58,751
Research grant revenues	1,033	1,072	2,376
Total revenues	141,680	94,398	61,127

Costs and expenses:
Cost of products sold	40,856	29,205	17,755
Research and development	16,500	10,349	7,860
General and administrative	18,618	11,945	8,214
Selling and marketing	32,376	24,736	20,311
Total costs and expenses	108,350	76,235	54,140

Income from operations	33,330	18,163	6,987

Interest and other income, net	2,793	1,013	222

Income before income taxes	36,123	19,176	7,209

Income tax provision, net	15,654	7,132	25

Net income	$20,469	$12,044	$7,184

Net income per common share:
Basic	$0.62	$0.39	$0.26
Diluted	$0.60	$0.36	$0.22

Shares used in computing net income per common share:
Basic	32,769	30,877	27,553
Diluted	34,007	33,348	31,974

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Stockholders’ Equity

	Series B				Common Stock		Additional	Accumulated		Total
	Preferred Stock		Common Stock		Warrants		Paid-in	Comprehensive	Accumulated	Stockholders'
(dollars and shares in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2003	68	—	25,592	$26	2,000	$3,412	94,610	$—	$(45,669)	$52,379
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	7,184	7,184
Unrealized securities gains, net of taxes	—	—	—	—	—	—	—	4	—	4
Comprehensive income										7,188
Stock options exercised	—	—	609	1	—	—	2,011	—	—	2,012
Warrants exercised	—	—	475	—	(481)	(822)	1,818	—	—	996
Conversion of Series B preferred stock	(68)	—	2,450	2	—	—	(2)	—	—	—
Excess tax benefit stock-based compensation	—	—	—	—	—	—	873	—	—	873
Balance at December 31, 2004	—	—	29,126	29	1,519	2,590	99,310	4	(38,485)	63,448
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	12,044	12,044
Unrealized securities gains, net of taxes	—	—	—	—	—	—	—	1	—	1
Comprehensive income										12,045
Stock options exercised	—	—	1,822	2	—	—	7,004	—	—	7,006
Warrants exercised	—	—	1,247	1	(1,519)	(2,590)	2,589	—	—	—
Issuance of restricted stock	—	—	646	1	—	—	1,537	—	—	1,538
Excess tax benefit stock-based compensation	—	—	—	—	—	—	8,033	—	—	8,033
Balance at December 31, 2005	—	—	32,841	33	—	—	118,473	5	(26,441)	92,070
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	20,469	20,469
Unrealized securities gains, net of taxes	—	—	—	—	—	—	—	18	—	18
Comprehensive income										20,487
Stock-based compensation	—	—	—	—	—	—	8,757	—	—	8,757
Stock options exercised	—	—	769	1	—	—	3,297	—	—	3,298
Issuance of restricted stock, net	—	—	99	—	—	—	—	—	—	—
Excess tax benefit stock-based compensation	—	—	—	—	—	—	4,687	—	—	4,687
Balance at December 31, 2006	—	$—	33,709	$34	—	$—	$135,214	$23	$(5,972)	$129,299

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Cash Flows

	For the Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$20,469	$12,044	$7,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,174	2,681	2,357
Deferred taxes	13,144	5,775	(144)
Excess tax benefit from stock-based compensation	(4,645)	—	—
Stock-based compensation	8,616	1,537	—
Provision for bad debt	223	103	69
Inventory write-off	—	1,402	—
Inventory net realizable value provision	640	381	(173)
Reserve for product returns	203	63	—
Deferred Revenues	—	—	(130)
Loss on disposal of fixed assets	2	15	8
Changes in operating assets and liabilities:
Receivables	(6,926)	(6,712)	(3,433)
Inventories	(11,764)	(5,424)	108
Prepayments and other	(424)	(573)	8
Accounts payable and accrued liabilities	12,894	7,537	2,881
Net cash provided by operating activities	35,607	18,829	8,735

Cash flows from investing activities:
Proceeds from maturities and sale of investments	4,699	7,028	6,194
Purchases of investments	(45,739)	(16,830)	(12,088)
Capital expenditures	(13,782)	(3,595)	(3,151)
Intangible assets	—	(1,250)	—
Net cash used in investing activities	(54,822)	(14,647)	(9,045)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,298	7,006	3,007
Excess tax benefit from stock-based compensation	4,645	—	—
Net cash provided by financing activities	7,943	7,006	3,007

Net increase (decrease) in cash and cash equivalents	(11,272)	11,188	2,697
Cash and cash equivalents at beginning of period	21,272	10,084	7,387
Cash and cash equivalents at end of period	$10,000	$21,272	$10,084

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$3	$18
Cash paid during the period for income taxes	$870	$525	$258

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Notes To Financial Statements

(December 31, 2006)

1.	Organization

LifeCell Corporation (“LifeCell” or “the Company”) develops and markets tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects. The Company’s products are subject to regulation by the United States Food and Drug Administration. LifeCell was incorporated in Delaware in 1992 for the purpose of merging with its predecessor entity, which was formed in 1986. The Company began commercial sales of its first tissue product during 1993.

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

Cash and Cash Equivalents and Investments in Marketable Securities

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months, but less than one year, are classified as short-term investments and are stated at cost, net of any unamortized premiums or discounts, which approximates fair value.

The Company classifies its marketable securities as available for sale. The securities consist of fixed income debt securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2006 or 2005. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. Realized gains and losses were not material in 2006, 2005 or 2004.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Major expenditures that improve or extend the life of the assets are capitalized, whereas maintenance and repairs are expensed as incurred. The cost of assets retired and the related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation of computer equipment and furniture and fixtures is computed on the straight-line method based on the estimated useful lives of the assets of three to five years. Depreciation of machinery and equipment is computed on the straight-line method based on the estimated useful lives of the assets of three to seven years. The cost of leasehold improvements is depreciated over the shorter of the lease term, including renewal options, or the estimated useful life of the asset.

Intangible Assets

Intangible assets amounted to $1,549,000 at December 31, 2006, net of $349,000 of accumulated amortization, and are included in other assets, net in the accompanying balance sheet. Intangible assets consist primarily of technology license rights and deferred patent costs and are amortized to expense on a straight-line basis over their estimated useful life. For the years ended December 31, 2006, 2005 and 2004, amortization expense relating to intangibles was $38,000, $40,000 and $38,000, respectively. The weighted average amortization period for intangible assets is 10.4 years. Estimated amortization expense for the next five years is as follows:

(dollars in thousands)	2007	2008	2009	2010	2011
Estimated Amortization Expense	$216	$216	$216	$216	$213

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets used in operations when events and circumstances indicate that assets might be impaired. Management believes that the carrying value of its long-lived assets reported on the balance sheet at December 31, 2006 represents recoverable value, and during 2006 and 2005, no adjustments to recorded amounts were required.

Revenue Recognition

Product revenues are recognized when title and risk of loss for the product is transferred to the customer, which is generally when product is shipped to the customer. The Company utilizes independent sales and marketing agents to supplement its direct sales organization. These independent agents hold the Company’s inventory on a consignment basis. For products marketed through independent sales and marketing agents, the Company recognizes revenue when the products are delivered to the third-party customer, as this is when title and risk of loss to the product transfers. Additionally, amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue is recognized, with the related expenses recorded in cost of products sold.

In 2004, the Company recognized $130,000 of deferred revenue, representing the unamortized balance of payments received at the inception of an agreement with an independent sales and marketing agent.

Research grant revenues are recognized at the time qualified expenses are incurred, unless the Company has continuing performance obligations, in which case, revenue is recognized upon the satisfaction of such obligations. Grant payments received, but not yet earned, are recorded as deferred revenue.

Research and Development Expense

Research and development costs are expensed when incurred and primarily include salaries and fringe benefits, professional fees, costs associated with pre-clinical and clinical studies, supplies and facilities costs.

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

Interest related to income taxes is included in the financial caption interest and other income, net. Tax penalties are included in the financial caption general and administrative expense.

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

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the day of the grant. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before taxes and net income for the year ended December 31, 2006, were $4.0 million and $3.4 million lower than had it continued to account for stock-based compensation under APB No. 25. Basic and diluted net income per share for the year ended December 31, 2006 would have been $0.10 higher had the Company not adopted SFAS 123R, compared to reported basic and diluted net income per share of $0.62 and $0.60, respectively. The adoption of SFAS 123R changed the way tax benefits related to stock compensation are reported in the statement of cash flows, resulting in a reduction in cash provided by operating activities and an increase in cash provided by financing activities by $4.7 million. The adoption of SFAS 123R also resulted in a cumulative effect adjustment for estimated forfeitures for awards with compensation cost recognized in the financial statements prior to adoption. The adjustment was not material to the financial statements.

The Company has elected the alternative transition method described in FSP FAS 123(R)-3 - “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” to account for the tax effects of share-based payment awards. When utilizing tax attributes relating to items such as net operating losses and windfall tax benefits, the Company utilizes tax law ordering.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” for periods prior to January 1, 2006:

	Year ended December, 31
	2005	2004
(dollars in thousands, except per share data)
Net income, as reported	$12,044	$7,184
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	953	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,233)	(1,498)
Net Income, Pro forma	$9,764	$5,686

Basic net income per common share
As reported	$0.39	$0.26
Pro forma	$0.32	$0.21

Diluted net income per common share
As reported	$0.36	$0.22
Pro forma	$0.30	$0.18

The pro forma impact of applying the fair value method prescribed by SFAS 123 to historical financial results is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Share-based compensation expense included in the Company’s statements of operations was:

	Year ended December, 31
	2006	2005
(dollars in thousands)
Cost of products sold	$1,476	$63
Research and development	2,015	397
General and administrative	3,761	808
Selling and marketing	1,363	269
Stock-based compensation expense, before tax	8,615	1,537

Income tax benefit	(2,464)	(584)
Net compensation expense	$6,151	$953

In addition, there was $141,000 of share-based compensation cost capitalized in inventory at December 31, 2006.

For restricted common stock grants, the Company recognizes compensation expense over the vesting period, based upon the fair market value on the measurement date.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short and long-term investments and accounts receivable. The Company has investment policies that limit investments of excess cash to investment grade securities. The Company provides credit, in the normal course of business, to hospitals, medical professionals and distributors. The risk with respect to accounts receivables is mitigated because amounts due the Company are not concentrated within a relatively few number of customers. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred.

Allowance for Doubtful Accounts

(dollars in thousands)	Balance at Beginning of Period	Charge to Costs and Expenses	Write-offs and Deductions From Allowance	Balance at End of Period
December 31, 2006	$156	$223	$(100)	$279
December 31, 2005	114	103	(61)	156
December 31, 2004	54	69	(9)	114

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, or SFAS 154. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 on January 1, 2006 did not have a material impact on the results of operations, financial position or cash flows.

In November 2005, FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our adoption of FSP 115-1 on January 1, 2006 did not have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”) that clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects the impact of adopting FIN 48 to be immaterial.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS 157 is not expected to have a material impact on the results of operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the results of operations, financial position or cash flows.

3.	Inventories

Inventories consist of the following at December 31,:

	2006	2005
(dollars in thousands)
Unprocessed tissue and supplies	$14,259	$7,730
Tissue products in-process	2,412	1,688
Tissue products available for distribution	7,130	3,118
Total inventories	$23,801	$12,536

4.	Cash and Investments

Cash, cash equivalents and investments consist of the following at December 31, 2006:

(dollars in thousands)	Carrying Value	Unlrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$4,864	$—	$—	$4,864
Cash equivalents:
Money market funds	2,095	—	—	2,095
Commercial paper	2,990	—	—	2,990
Marketable equity securities	51	—	—	51
Total cash and cash equivalents	10,000	—	—	10,000

Short-term investments:
Certificates of deposit	5,568	—	(1)	5,567
Commercial paper	7,926	—	—	7,926
Corporate bonds	42,765	25	(18)	42,772
U.S. government obligations	4,713	2	—	4,715
Total short-term investments	60,972	27	(19)	60,980

Long-term investments:
Corporate bonds	6,874	—	(9)	6,865
Total long-term investments	6,874	—	(9)	6,865
Total cash, cash equivalents and investments	$77,846	$27	$(28)	$77,845

Cash, cash equivalents and investments consist of the following at December 31, 2005:

(dollars in thousands)	Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$3,303	$—	$—	$3,303
Cash equivalents:
Money market funds	2,191	—	—	2,191
Commercial paper	10,248	2	—	10,250
Marketable equity securities	43	—	—	43
U.S. government obligations	5,487	1	—	5,488
Total cash and cash equivalents	21,272	3	—	21,275

Short-term investments:
Certificates of deposit	1,382	—	(2)	1,380
Commercial paper	7,642	—	(1)	7,641
Corporate bonds	8,606	—	(26)	8,580
U.S. government obligations	9,165	1	(8)	9,158
Total short-term investments	26,795	1	(37)	26,759
Total cash, cash equivalents and investments	$48,067	$4	$(37)	$48,034

The Company’s long-term investments mature at various dates from January 2008 through February 2008.

5.	Fixed Assets

Fixed assets consist of the following at December 31,:

	2006	2005
(dollars in thousands)
Machinery and equipment	$11,177	$7,864
Leasehold improvements	17,764	8,346
Computer hardware, furniture and fixtures	4,315	3,459
Computer software	2,214	2,046
	35,470	21,715
Accumulated depreciation and amortization	(15,556)	(12,444)
Fixed assets, net	$19,914	$9,271

For the years ended December 31, 2006, 2005 and 2004, depreciation and amortization expense related to fixed assets was $3,137,000, $2,641,000 and $2,319,000, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following at December 31,:

	2006	2005
(dollars in thousands)
Employee compensation and benefits	$5,473	$4,350
Tissue recovery fees	4,232	2,630
Income taxes payable	1,292	21
Marketing agent fees	852	665
Operating expenses and other	792	582
Total accrued liabilities	$12,641	$8,248

7.	Series B Preferred Stock

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

8.	Share-Based Compensation

In July 2005, the Company combined its existing 2003 Non-employee Director Stock Option Plan and 2000 Stock Option Plan into the LifeCell Corporation Equity Compensation Plan. The Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards. A total of 5,850,000 shares were authorized to be issued under the Plan through March 1, 2010. At December 31, 2006, there were 1,929,000 shares available for future awards under the Plan.

Stock Options

Stock option awards issued by the Company generally vest over four years and have a ten year life. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The Company estimates volatility by considering both implied volatility derived from publicly traded options to purchase LifeCell common stock and historical stock volatility. During the second quarter of 2006, the Company began using the calculated historical term of stock options in computing the fair value of stock options. For stock options issued prior to the second quarter of 2006, the Company elected to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in determining the estimated fair value of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Volatility	69.6%	69.6%-81.0%	81.0%-82.6%
Expected term (years)	5.67-6.25	6.25	6.00-6.25
Risk free interest rate	4.1% - 5.0%	3.7% - 4.4%	3.1% - 4.4%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	4,013,000	$3.77
Granted	523,000	$9.48
Exercised	(594,000)	$3.30		$3,478
Forfeited or canceled	(209,000)	$4.93
Outstanding at December 31, 2004	3,733,000	$4.58	6.6 years
Granted	371,000	$14.43
Exercised	(1,819,000)	$3.85		$21,925
Forfeited or canceled	(28,000)	$6.79
Outstanding at December 31, 2005	2,257,000	$6.71	7.4 years
Granted	533,000	$21.84
Exercised	(759,000)	$4.29		$14,627
Forfeited or canceled	(131,000)	$13.29
Outstanding at December 31, 2006	1,900,000	$11.47	7.4 years	$24,068

Exercisable at December 31, 2006	901,000	$6.88	6.6 years	$15,554

In addition to the amounts set forth in the table above, during 1996 the Company granted options to purchase 220,000 shares of common stock not pursuant to a plan, to directors who resigned upon the closing of the sale of the Series B preferred stock. During 2006, 2005 and 2004, option holders exercised options to purchase 10,000, 2,500 and 15,000 shares of common stock, respectively, pursuant to these grants. At December 31, 2006, none of the options granted to directors remained outstanding.

A summary of stock options outstanding at December 31, 2006 by price range is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.75 to $ 4.99	371,000	5.2	$2.85	360,000	$2.86
5.00 to 9.99	613,000	6.8	6.72	320,000	6.14
10.00 to 14.99	252,000	7.9	10.45	121,000	10.26
15.00 to 19.99	413,000	8.9	18.67	46,000	16.98
20.00 to 24.99	133,000	9.2	21.96	53,000	21.65
25.00 to 29.99	82,000	9.4	27.21	2,000	25.00
30.00 to 32.19	36,000	9.8	31.45	—	—
$ 1.75 to $ 32.19	1,900,000	7.4	$11.47	902,000	$6.88

The weighted average grant date fair value of stock options granted, calculated using the Black-Scholes option-pricing model, in 2006, 2005 and 2004 was $14.30, $14.43 and $6.87 per share, respectively.

In connection with the stock options exercised during the year ended December 31, 2006, the Company received cash proceeds of $3.3 million.

Restricted Stock

The Company grants restricted stock to employees and directors that entitle the holders to receive shares of the Company’s common stock upon the fulfillment of certain service and/or performance conditions. The fair value of restricted stock is based on the market price of the Company’s stock on the date of grant and is recorded as compensation expense ratably over the service period, generally three to four years. For restricted stock awards that also have performance conditions, the compensation expense is based on the expected future performance.

A summary of restricted stock activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Non-vested Number of shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2004	--	$--
Granted	647,000	$17.03
Balance at December 31, 2005	647,000	$17.03
Granted	121,000	$21.58
Vested	(75,000)	$16.90	$2,028
Forfeited	(23,000)	$17.60
Balance at December 31, 2006	670,000	$17.85

At December 31, 2006, there was $14.5 million of total unrecognized compensation costs related to non-vested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

9.	Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan, which covers all full-time employees. The Company may, at its discretion, contribute amounts not to exceed each employee’s contribution. Participants’ contributions may not exceed 15% of their annual compensation, subject to annual dollar limits set by the Internal Revenue Service. Participants are always 100% vested in their contributions. Company contributions are fully vested after one year of employment. Total Company contributions during 2006, 2005 and 2004 were $309,000, $213,000 and $111,000, respectively.

The Company also maintains an Employee Stock Purchase Plan to allow all full-time employees to purchase the Company’s common stock on the open market using employee and Company matching contributions. Total Company contributions during 2006, 2005 and 2004 were $46,000, $35,000 and $27,000, respectively.

10.	Income Taxes

Significant components of the Company’s income tax expense for the years ended December 31, 2006, 2005 and 2004 were as follows:

(dollars in thousands)	2006	2005	2004
Current
Federal	$926	$429	$135
State	2,916	928	242
Deferred
Federal	11,328	5,215	(431)
State	484	560	79
Income tax provision, net	$15,654	$7,132	$25

The difference between the income tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	2006		2005		2004
U.S. federal tax at statutory rate	$12,643	35.0%	$6,707	35.0%	$2,451	34.0%
State income taxes (net of federal benefit)	2,232	6.2%	968	5.0%	212	2.9%
Write-up of deferred tax assets	—	—	(481)	-2.5%	—	—
Change in valuation allowance	(232)	-0.6%	—	—	(2,647)	-36.7%
Tax credits	(320)	-0.9%	(236)	-1.2%	(109)	-1.5%
Incentive stock option compensation	911	2.5%	—	—	—	—
Other non-deductible items	420	1.1%	174	0.9%	118	1.6%
Income tax provision	$15,654	43.3%	$7,132	37.2%	$25	0.3%

The principal components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are as follows:

(dollars in thousands)	2006	2005
Temporary differences:
Inventory reserves	$740	$555
Stock-based compensation	2,225	538
Uniform capitalization of inventory costs	400	217
Tax over book depreciation	(617)	(851)
Other accruals and reserves	(10)	(347)
Total temporary differences	2,738	112
Federal tax losses and credits not currently utilizable	6,662	17,554
State tax losses and credits not currently utilizable	867	1,329
Total gross deferred tax assets	10,267	18,995
Less valuation allowance	—	(278)
Net deferred tax assets	$10,267	$18,717

As of December 31, 2006, the Company had a net operating loss carryforward (“NOL”) for federal income tax purposes of approximately $13.0 million expiring between 2007 and 2021. The federal NOL carryforwards are subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. As of December 31, 2006, approximately $8.2 million of the Company’s NOL was subject to an annual limitation under Internal Revenue Code Section 382. In 2007, $7.3 million of the Company’s NOL is not subject to limitation and is available to offset taxable income.

At December 31, 2006, the Company also had approximately $1.3 million of research and development tax credit carryforwards for federal and state income tax purposes, which will expire in varying amounts between 2007 and 2026.

In 2004, the Company reduced the valuation allowance on deferred taxes by $4.0 million. Approximately $1.1 million of the reduction resulted from the write-off against the valuation allowance of certain tax credits where future realization was determined to be remote. The remaining amount, which resulted in the recognition of a $2.9 million non-cash tax benefit, resulted from management’s determination that it is more likely than not the benefit of certain previously reserved federal net operating loss carryforwards and tax credits would be realized.

During 2005, the Company recognized non-cash income tax benefits resulting from a change in the projected tax rate that future year deferred income tax assets are expected to be recovered or settled. The favorable impact of the tax benefits on net income was $481,000 for the year ended December 31, 2005.

Additionally, in 2006, 2005 and 2004, the Company recognized $4,687,000, $8,033,000 and $873,000, respectively, of deferred tax assets related to stock compensation, which were recorded as a direct credit to stockholder’s equity.

11.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004

Net income applicable to common stockholders	$20,469	$12,044	$7,184
Weighted-average common shares outstanding	32,769,000	30,877,000	27,553,000
Denominator for basic net income per share	32,769,000	30,877,000	27,553,000
Effect of dilutive securities:
Common stock options	945,000	1,915,000	2,116,000
Common stock warrants	—	491,000	1,476,000
Restricted stock	293,000	65,000	—
Series B preferred stock assuming conversion	—	—	829,000
Denominator for diluted net income per share	34,007,000	33,348,000	31,974,000
Basic net income per share	$0.62	$0.39	$0.26
Diluted net income per share	$0.60	$0.36	$0.22

The calculation of net income per share for the years ended December 31, 2006, 2005 and 2004 excludes potentially dilutive common stock equivalents consisting of outstanding options to purchase 592,000, 189,000 and 439,000 shares of common stock in 2006, 2005 and 2004, respectively, because their inclusion would be antidilutive.

12.	Commitments and Contingencies

Litigation

In November 2003, a complaint was filed in the Circuit Court of Fairfax, Virginia captioned Sun Hee Jung v. Yongsook Victoria Suh, M.D., Victoria Plastic Surgery Center, Inc. and LifeCell Corporation. The matter is a product liability action for personal injury damages allegedly arising from the use of one of the Company’s products. The case was dismissed without prejudice in December 2004 when the plaintiff elected to take a voluntary non-suit in this action. The plaintiff had six months from the date of the Order of Non-Suit to re-file the case, otherwise the case would have been dismissed with prejudice and forever barred. The complaint was re-filed in May 2005. The re-filed case was dismissed with prejudice by the Court and a final judgment order was entered for the Company in June 2006. In August 2006, the plaintiff filed a Petition for Appeal with the Supreme Court of Virginia, which was denied in December 2006.

In September 2005, the Company recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), did not follow the FDA’s requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. The Company promptly notified the FDA and all relevant hospitals and medical professionals. The FDA subsequently determined that patients who received tissue implants prepared from BTS donor tissue might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing. The Company has worked closely with the FDA to execute the product recall and to set up a LifeCell-sponsored testing program. The Company has not received any donor tissue from BTS after September 2005.

The Company has been named, along with BTS and many other defendants, in several lawsuits that relate to this matter. With the exception of the individual plaintiff cases discussed below, the suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress. All of these cases were venued in New Jersey as part of a Multi-District Litigation (“MDL”). The Company has been successful in obtaining a voluntarily dismissal of every such class action, with the exception of one case that purports to only involve LifeCell products (“Watling”).

In addition, two other types of class action were filed in Federal Court in Rochester, New York (“Kennedy-McInnis” and “Graves”) that seek compensatory damages from BTS and all processing defendants, including LifeCell, that received and used BTS-originated tissue. Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Those cases have also been transferred to the MDL and are presently the subject of motions to dismiss.

There has also been a series of 17 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring. None of the individual plaintiffs claim any present physical injury. With the exception of four cases that were filed in the State Court in New Jersey, all of the individual cases have been or are in the process of being transferred to the MDL.

The Company intends to vigorously defend each case. The Company will pursue dismissal of all class action cases which do not identify its product being at issue. The Company believes it is not currently possible to estimate the likelihood of an unfavorable outcome and/or the impact, if any, that the ultimate resolution of these cases could have on the Company’s operations, financial position or cash flow. The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover the claims or that all of the claims will be covered by the terms of any insurance.

Independent Sales and Marketing Agency and Distributor Agreements

The Company utilizes independent sales and marketing agents and distributors to supplement its direct sales organization. The Company’s independent sales and marketing agents and distributors generated 15%, 20% and 27% of total product revenue in the years ended December 31, 2006, 2005 and 2004, respectively. One of the Company’s sales and marketing agents generated 6% and one distributor generated 6% of total product revenues in 2006. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2006.

Independent sales and marketing agents hold Company inventory on a consignment basis. The Company records product revenues when title to products transfers to third-party customers. Our independent sales and marketing agents are paid agency fees based on the amount of product revenues they generate for the Company. Such fees are included in the statement of operations as selling and marketing expenses at the time that product revenues are recorded.

Leases

The Company leases approximately 90,000 square feet for office, production and laboratory space in one building under a lease agreement that expires in November 2010. The lease contains a renewal option for two additional successive five-year periods. In addition, the Company is a party to various other operating leases. Rental expense was $975,000, $973,000 and $1,042,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The future minimum lease payments under non-cancelable leases with remaining terms in excess of one year as of December 31, 2006, were as follows:

(dollars in thousands)	Minimum Lease Payments
2007	$1,141
2008	1,141
2009	1,141
2010	1,045
2011 and beyond	—
Total	$4,468

13.	Segment Data

The Company has one reportable business operating segment: - the processing and distribution of regenerative tissue matrix products. The Company’s products are used in three primary surgical applications as summarized in the following table:

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004
Reconstructive	$122,802	$78,394	$46,028
Orthopedic	9,695	7,785	5,885
Urogynecology	8,150	7,147	6,838
Total revenues	$140,647	$93,326	58,751

Product revenues by geographic area are summarized as follows:

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004
United States	$139,283	$92,059	$57,564
Other countries	1,364	1,267	1,187
Total revenues	$140,647	$93,326	58,751

14.	Quarterly Financial Data (Unaudited)

Following is a summary of unaudited quarterly results for the years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth
(dollars in thousands except per share amounts)	Quarter	Quarter	Quarter	Quarter
2006
Total revenues	$30,665	$36,121	$35,265	$39,629
Product revenues	30,523	35,684	35,103	39,337
Cost of products sold	8,981	10,329	10,524	11,022
Net income	4,063	5,108	5,072	6,226
Income per share of common stock - basic	0.13	0.16	0.15	0.19
Income per share of common stock - diluted	0.12	0.15	0.15	0.18
2005
Total revenues	$19,880	$22,687	$24,532	$27,299
Product revenues	19,714	22,302	24,260	27,050
Cost of products sold	6,184	6,551	8,551(1)	7.919
Net income	2,129	3,580	2,504	3,831
Income per share of common stock - basic	0.07	0.12	0.08	0.12
Income per share of common stock - diluted	0.07	0.11	0.07	0.11

(1)	Includes a $1,402,000 write-off of inventory related to a product recall.