Form 10-K/A
period 2006-12-31
LIFECELL CORP
filed 2007-03-12
CIK 849448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Yes ☐. No ☑.

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

PRELIMINARY NOTE

LifeCell Corporation is filing this Amendment No. 1 to Part 3, Item 11 of its Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007. The sole purpose of this amendment is to (i) revise the value realized of stock options exercised by our Chief Financial Officer as set forth under “Stock Option Exercise and Vesting of Restricted Stock Awards” under Item 11 - Executive Compensation and (ii) revise certain values set forth in the column “Market Value of Shares or Units of Stock that Have Not Vested” under “Outstanding Equity Awards at Fiscal Year End” for certain other executive officers under Item 11 - Executive Compensation.

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

Summary Compensation Table
Name and principal position	Year	Salary	Stock awards(1)	Option awards(1)	Non-equity incentive plan compensation ($) (2)	All other compensation ($)	Total ($)
Paul G. Thomas	2006	$477,750	$1,904,847(3)	$304,255(3)	$390,417	$16,500(4)	$3,093,769
Chairman, President and	2005	$416,042	$641,793(5)	$264,702(3)	$368,550	$10,000(4)	$1,701,087
Chief Executive Officer	2004	$370,000	$-	$266,049(3)	$250,000	$-	$886,049
Steven T. Sobieski	2006	$246,850	$337,298(3)	$141,765(3)	$112,490	$-	$838,403
Vice President, Finance and Administration,	2005	$232,000	$126,447(5)	$96,990(3)	$104,748	$-	$560,185
Chief Financial Officer	2004	$222,000	$-	$147,043(3)	$86,014	$-	$455,057
Lisa N. Colleran	2006	$272,225	$711,720(3)	$131,423(3)	$130,913	$-	$1,246,281
Senior Vice President,	2005	$260,750	$239,715(5)	$97,825(3)	$117,729	$-	$716,019
Commercial Operations	2004	$232,400	$-	$98,093(3)	$89,318	$-	$419,811
Bruce S. Lamb, Ph.D	2006	$246,050	$25,087(3)	$193,080(3)	$88,578	$-	$552,795
Senior Vice President,	2005	$176,250	$-	$119,968(3)	$92,637	$-	$388,855
Development, Regulatory Affairs and Quality	2004	$-	$-	$-	$-	$-	$-
Young C. McGuinn	2006	$186,750	$66,240(3)	$89,213(3)	$-	$-	$342,203
Vice President,	2005	$213,825	$53,970(5)	$162,925(3)	$84,804	$-	$515,524
Manufacturing Operations (6)	2004	$95,577	$-	$73,712(3)	$34,526	$-	$203,815

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

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)

Paul G. Thomas	201,216	$3,689,372	22,637	$608,030

Steven T. Sobieski	146,250	$2,452,920	16,666	$447,649

Lisa N. Colleran	40,000	$1,098,688	7,113	$191,055

Bruce S. Lamb, Ph.D.	-	$-	-	$-

Young C. McGuinn	-	$-	7,113	$191,055

(1)	Represents the difference between the market price of the underlying securities at exercise and the exercise price of the option.
(2)	Represents the number of shares vested multiplied by the market value of the underlying shares on the vesting date.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Paul G. Thomas	13,504	-	$2.74	12/22/12
	25,000	25,000	$5.27	12/11/13
	-	35,000	$19.25	01/02/16
							113,739	$2,745,659
					45,276	$1,092,963
					75,862	$1,831,309
					20,000	$482,800
Steven T. Sobieski	18,750	-	$2.74	12/22/12
	-	8,775	$5.27	12/11/13
	-	22,576	$19.25	01/02/16
					33,334	$804,683
					11,612	$280,314
Lisa N. Colleran	60,000	-	$2.74	12/22/12
	37,500	12,500	$5.27	12/11/13
	-	10,964	$19.25	01/02/16
							44,967	$1,085,503
					14,228	$343,464
					29,978	$723,669
					5,804	$140,109
Bruce S. Lamb, Ph.D.	25,000	75,000	$8.84	03/31/15
	-	10,512	$19.25	01/02/16
					5,256	$126,880
Young C. McGuinn (2)

(1)	Based on $24.14 per share, the closing price of the Common Stock, as reported on the NASDAQ Global Market, on December 29, 2006.

(2)	Ms. McGuinn's employment with us terminated in October 2006.

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

Change-in-Control and Severance Agreements

In September 2005, we entered into employment agreements of Paul G. Thomas, LifeCell’s Chairman, President and Chief Executive Officer; Steven T. Sobieski, Vice President Finance and Chief Financial Officer; and Lisa N. Colleran, Senior Vice President, Commercial Operations. We entered into a severance arrangement with Bruce Lamb, Ph.D., Senior Vice President, Product Development and Quality in February 2005, and a change-in-control agreement with Dr. Lamb in April 2005.

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

( B ) EXHIBITS:

Exhibits designated by the symbol * are filed with this Annual Report on Form 10-K/A. All exhibits not so designated are incorporated by reference to a prior filing as indicated.

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

10.	11	LifeCell Corporation Equity Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 17, 2005).
10.	12
First Amendment to the LifeCell Corporation Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

14.	1	LifeCell Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed with the Commission on March 15, 2004.)
23.	1	Consent of Pricewaterhouse Coopers LLP
31.	1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2*	Certification of the Registrant’s Chief Financial Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, and Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECELL CORPORATION
(Registrant)

By:	/s/ Paul G. Thomas
Paul G. Thomas
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul G. Thomas	President, Chief Executive	March 12, 2007
Paul G. Thomas	Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Steven T. Sobieski	Vice President and Chief Financial	March 12, 2007
Steven T. Sobieski	Officer (Principal Financial Officer)

/s/ Bradly C. Tyler	Controller	March 12, 2007
Bradly C. Tyler	(Principal Accounting Officer)

/s/ Michael E. Cahr	Director	March 12, 2007
Michael E. Cahr

/s/ James G. Foster	Director	March 12, 2007
James G. Foster

/s/ David Fitzgerald	Director	March 12, 2007
David Fitzgerald

/s/ Michael R. Minogue	Director	March 12, 2007
Michael R. Minogue

/s/ Robert P. Roche, Jr.	Director	March 12, 2007
Robert P. Roche, Jr.

/s/ Martin P. Sutter	Director	March 12, 2007
Martin P. Sutter