Form 10-Q
period 2007-03-31
LIFECELL CORP
filed 2007-04-25
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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
☐Yes  ☑ No

As of April 23, 2007, there were outstanding 33,837,000 shares of common stock, par value $.001, of the registrant.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$15,183	$10,000
Short-term investments	67,011	60,972
Receivables, less allowance of $313 in 2007 and $279 in 2006	22,542	22,286
Inventories	27,520	23,801
Prepayments and other	931	1,309
Deferred tax assets	1,805	4,165
Total current assets	134,992	122,533

Investments in marketable securities	1,491	6,874
Fixed assets, net	20,574	19,914
Deferred tax assets	6,750	6,102
Other assets, net	1,689	1,698
Total assets	$165,496	$157,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,029	$15,181
Accrued liabilities	11,409	12,641
Total current liabilities	26,438	27,822

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 33,806,000 and 33,709,000 shares issued and outstanding in 2007 and 2006	34	34
Additional paid-in capital	138,761	135,214
Accumulated other comprehensive income	25	23
Retained earnings (accumulated deficit)	238	(5,972)
Total stockholders’ equity	139,058	129,299
Total liabilities and stockholders’ equity	$165,496	$157,121

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2007	2006

Revenues:
Product revenues	$42,744	$30,523
Research grant revenues	218	142
Total revenues	42,962	30,665

Costs and expenses:
Cost of products sold	12,416	8,981
Research and development	5,168	3,455
General and administrative	4,828	4,315
Selling and marketing	10,124	7,283
Total costs and expenses	32,536	24,034

Income from operations	10,426	6,631

Interest and other income, net	969	488

Income before income taxes	11,395	7,119

Income tax provision, net	4,968	3,056

Net income	$6,427	$4,063

Net income per common share:
Basic	$0.19	$0.13
Diluted	$0.19	$0.12

Shares used in computing net income per common share:
Basic	33,058,000	32,476,000
Diluted	34,142,000	33,532,000

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$6,427	$4,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	910	676
Deferred taxes	2,063	2,875
Excess tax benefit from stock-based compensation	(321)	(2,379)
Stock-based compensation	2,329	1,999
Provision for bad debt	42	80
Inventory net realizable value provision	553	147
Loss on disposal of fixed assets	-	4
Changes in operating assets and liabilities:
Receivables	(298)	(2,965)
Inventories	(4,097)	(2,179)
Prepayments and other	378	245
Accounts payable and accrued liabilities	(1,601)	(641)
Net cash provided by operating activities	6,385	1,925
Cash flows from investing activities:
Proceeds from maturities and sale of investments	11,769	2,031
Purchases of investments	(12,413)	(8,910)
Capital expenditures	(1,561)	(1,580)
Net cash used in investing activities	(2,205)	(8,459)
Cash flows from financing activities:
Proceeds from exercise of common stock options	682	1,529
Excess tax benefit from stock-based compensation	321	2,379
Net cash provided by financing activities	1,003	3,908
Net increase (decrease) in cash and cash equivalents	5,183	(2,626)
Cash and cash equivalents at beginning of period	10,000	21,272
Cash and cash equivalents at end of period	$15,183	$18,646

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$875	$10

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption of Interpretation 48, the Company recognized a $217,000 liability for uncertain tax positions, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The liability, related to potential state tax exposure, included $73,000 for the unrecognized tax liabilities and $144,000 for accrued penalties and interest. A reconciliation of the beginning and ending amount of the accrual for unrecognized tax liabilities is as follows:

(dollars in thousands)
Balance at January 1, 2007	$73
Additions based on tax positions related to the current year	-
Balance at March 31, 2007	$73

During the three months ended March 31, 2007, the Company recognized approximately $35,000 in interest and penalties. Interest related to potential tax liabilities is included in interest expense, whereas penalties are included in general and administrative expense.

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Unprocessed tissue and materials	$16,251	$14,259
Tissue products in-process	3,929	2,412
Tissue products available for distribution	7,340	7,130
Total inventories	$27,520	$23,801

4.	Fixed Assets

Fixed assets consist of the following:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Machinery and equipment	$12,154	$11,177
Leasehold improvements	17,703	17,764
Computer hardware, furniture and fixtures	4,713	4,315
Computer software	2,461	2,214
	37,031	35,470
Accumulated depreciation and amortization	(16,457)	(15,556)
Fixed assets, net	$20,574	$19,914

5.	Income Taxes

The tax provision for the three months ended March 31, 2007 and 2006 represents Federal and state income taxes. The Company's effective rate of 43.6% and 42.9%, respectively, differs from the U.S. Federal statutory rate due to the impact of stock-based compensation which cannot currently be recognized for tax purposes, and state income taxes, net of the federal benefit. In the three months ended March 31, 2007 and 2006, the Company recognized $361,000 and $2.4 million, respectively, of deferred tax assets related to the exercise of employee stock options and vesting of restricted stock. These tax assets were recorded as a direct credit to stockholder’s equity, and therefore, had no impact on the Company’s tax provision.

6.	Share-Based Compensation

The LifeCell Corporation Equity Compensation Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards. A total of 5,850,000 shares were authorized to be issued under the Plan through March 1, 2010. At March 31, 2007, there were 1,560,000 shares available for future awards under the Plan.

The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (‘SFAS 123R”) “Share-Based Payment”. Share-based compensation expense was $2.3 million and $1.8 million for the quarters ended March 31, 2007 and March 31, 2006, respectively. In addition, there was $175,000 and $173,000 of stock-based compensation cost capitalized in inventory at March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, $16.8 million of total unrecognized compensation costs related to non-vested stock options and restricted stock is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

A summary of stock option activity for the three months ended March 31, 2007 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	1,900,000	$11.47
Granted	385,000	$23.53
Exercised	(97,000)	$7.04		$1,633
Forfeited or canceled	(16,000)	$16.00
Outstanding at March 31, 2007	2,172,000	$13.77	7.6 years	$24,314

Exercisable at March 31. 2007	934,000	$8.0	6.6 years	$15,855

Stock option awards issued by the Company generally vest over four years and have a ten year life. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Three Months Ended March 31,
	2007	2006
Volatility	56.1%	69.6%
Expected term (years)	5.69	6.25
Risk free interest rate	4.3% - 4.6%	4.1% - 4.7%
Expected dividend yield	0.0%	0.0%

The weighted average grant date fair value of stock options granted during the first quarter of 2007 was $13.20 per share.

In connection with the stock option exercises during the three months ended March 31, 2007, the Company received proceeds of $682,000.

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

A summary of non-vested restricted stock activity for the three months ended March 31, 2007 is as follows:

	Non-vested Number of shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	670,000	$17.85
Granted	102,000	$23.45
Vested	(22,000)	$19.25	$508
Balance at March 31, 2007	750,000	$18.58

7.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands, except per share data)
Net income	$6,427	$4,063

Weighted average common shares outstanding	33,058,000	32,476,000
Denominator for basic net income per share	33,058,000	32,476,000

Effect of dilutive securities:
Common stock options	710,000	948,000
Restricted stock	374,000	108,000
Denominator for diluted net income per common share	34,142,000	33,532,000

Basic net income per common share	$0.19	$0.13

Diluted net income per common share	$0.19	$0.12

The calculation of net income per common share for the quarters ended March 31, 2007 and 2006 excludes potentially dilutive common stock of 911,000 in 2007 and 505,000 in 2006 because their inclusion would be antidilutive.

8.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Net income	$6,427	$4,063
Other comprehensive loss:
Change in net unrealized holding loss on available for sale investments	2	(13)
Comprehensive income	6,429	4,050

9.	Commitments and Contingencies

Litigation

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

In addition, two other types of class action were filed in Federal Court in Rochester, New York (“Kennedy-McInnis” and “Graves”) that seek compensatory damages from BTS and all processing defendants that received and used BTS-originated tissue, including LifeCell. Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Those cases have also been transferred to the MDL and are presently the subject of motions to dismiss.

There has also been a series of 19 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring. None of the individual plaintiffs claim any present physical injury. With the exception of four cases that were filed in the State Court in New Jersey and one case in the State Court in Pennsylvania, all of the individual cases have been or are in the process of being transferred to the MDL.

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

Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the failure to maintain or increase revenues from the sale of our AlloDerm products;

•	the failure to comply with government regulations, including the FDA;

•	claims for damages by third-parties, including product liability claims;

•	our dependence on a limited number of sources for human cadaveric tissue;

•	negative publicity about the use of donated human tissue in medical procedures;

•	our ability to increase market penetration of our current products and to develop and commercialize new products;

•	changes in third party reimbursement practices;

•	the failure of third party sales representatives and distributors to adequately promote, market and sell our products;

•	our inability to protect our intellectual property;

•	the effects of competition; and

•	the other factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 and other reports that we file with the Securities and Exchange Commission.

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

We have also posted policies, codes and procedures that outline our corporate governance principles, including the charters of the board’s audit, compensation, nominating and corporate governance committees, and our Code of Ethics covering directors and all employees and the Code of Ethics for senior financial officers on our website. These materials also are available free of charge in print to stockholders who request them in writing. The information contained on our website does not constitute a part of this report.

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

Share-based compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). Share-based compensation is included in the same financial statement captions as an employee’s salary.

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

General and administrative. General and administrative, or G&A, expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology, human resources and regulatory affairs functions, as well as legal fees, accounting fees and insurance costs. In 2007, we expect G&A costs to increase as we add personnel to support our growth, however, we anticipate a slight decrease in G&A costs as a percentage of total revenue.

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

	Three Months Ended March 31,		Percentage of Total Revenue		% Increase (Decrease)
	2007	2006	2007	2006	2007 vs. 2006
Net Revenues:
Reconstructive revenues	$37,658	$26,269	88%	86%	43%
Orthopedic revenues	2,960	2,181	7%	7%	36%
Urogynecologic revenues	2,126	2,073	5%	7%	3%
Product Revenues	42,744	30,523	99%	100%	40%
Research Grant Revenues	218	142	1%	*	54%
Total Net Revenues	42,962	30,665	100%	100%	40%

Costs and Expenses:
Cost of Products Sold	12,416	8,981	29%	29%	38%
Research and Development	5,168	3,455	12%	11%	50%
General and Administrative	4,828	4,315	11%	14%	12%
Selling and Marketing	10,124	7,283	24%	24%	39%
Total Costs and Expenses	32,536	24,034	76%	78%	35%

Income from Operations	10,426	6,631	24%	22%	57%

* less than 1%.

Three Months Ended March 31, 2007 and 2006

Revenues

Total revenues for the three months ended March 31, 2007 increased by $12.3 million, or 40%, to $43.0 million compared to $30.7 million for the same period in 2006. The increase was primarily attributable to a 40% increase in product revenues to $42.7 million in the current period as compared to $30.5 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased by $11.4 million, or 43%, to $37.7 million in the three months ended March 31, 2007 compared to $26.3 million in the same period in 2006. The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures. AlloDerm revenues increased 46% to $36.8 million in the three months ended March 31, 2007 compared to $25.3 million in the same period of 2006.

Orthopedic product revenue grew by $779,000, or 36% to $3.0 million in the three months ended March 31, 2007 from $2.2 million in 2006. This revenue growth resulted primarily from increased demand for our GraftJacket products. GraftJacket revenues were $2.5 million in 2007 compared to $1.8 million in the same period in 2006.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased by $53,000, or 3% to $2.1 million in the three months ended March 31, 2007 compared to $2.1 million for the same period in 2006.

Our independent sales and marketing agents and distributors generated 14% of our total product revenue in the three months ended March 31, 2007 compared to 17% in 2006. Wright Medical Group and Boston Scientific represented 6% and 5%, respectively, of our total product revenues in 2007 compared to 6% and 7% respectively for the same period in 2006. No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended March 31, 2007.

Research grant revenues were $218,000 in the first quarter of 2007 compared to $142,000 in 2006. As of March 31, 2007, approximately $326,000 of approved grant funding was available for future research and development expenses through the end of 2007.

Costs and expenses

Cost of products sold for the three months ended March 31, 2007 was $12.4 million, or 29% of product revenues, compared to cost of products sold of $9.0 million, or 29% of product revenue for the same period in 2006.

Total research and development expenses increased by $1.7 million, or 50%, to $5.2 million in the three months ended March 31, 2007 compared to $3.5 million for the same period in 2006. The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) professional fees and expenses related to pre-clinical studies, (iii) operating supplies, and (iv) share-based compensation expense.

General and administrative expenses increased by $513,000, or 12%, to $4.8 million in the three months ended March 31, 2007 compared to $4.3 million for the same period in 2006. The increase was primarily attributable to: (i) professional fees, (ii) payroll and related expenses associated with increased headcount and annual merit increases, and (iii) employee recruitment expenses.
Selling and marketing expenses increased by $2.8 million, or 39%, to $10.1 million for the three months ended March 31, 2007 compared to $7.3 million for the same period in 2006. The increase was primarily attributable to: (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) stock-based compensation expense and (iii) an increase in marketing and medical education program expenses for AlloDerm. Selling and marketing expenses included agent fees of $1.0 million in each of the three months ended March 31, 2007 and 2006.

Interest and other income, net

Interest and other income, net increased by $481,000, or 99%, to $969,000 in the three months ended March 31, 2007 compared to $488,000 in the same period in 2006 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes increased by $1.9 million, or 63%, to $5.0 million in the three months ended March 31, 2007 compared to $3.1 million in the same period in 2006, reflecting an effective income tax rate of 43.6% and 42.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had $15.2 million in cash and cash equivalents, $67.0 million in short-term marketable securities and $1.5 million in long-term marketable securities. Working capital increased to $108.6 million at March 31, 2007 from $94.7 million at December 31, 2006. The increase in working capital resulted primarily from increases in short-term investments, cash and cash equivalents, inventories, and a decrease in accrued liabilities, partially offset by a decrease deferred tax assets.

We generated $6.4 million of positive cash flow from operating activities for the quarter ended March 31, 2007 compared to $1.9 million for the same period in 2006. The positive cash flow from operating activities in 2007 was principally due to higher net income after adjustments for non-cash items, partially offset by a planned increase in inventories to support anticipated growth, and a decrease in accounts payable and accrued liabilities.

Capital expenditures were $1.6 million in for the quarters ended March 31, 2007 and 2006. Capital expenditures in 2007 consisted primarily of purchase of manufacturing and computer equipment.

Our financing activities generated $1.0 million for the quarter ended March 31, 2007 compared to $3.9 million for the same period in 2006. In both periods the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and the related excess tax benefits realized.

The following table reflects a summary of our contractual cash obligations as of March 31, 2007:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$4,183	$1,141	$2,282	$760	$-
Licensing agreement	1,750	250	500	500	500
Total contractual cash obligations	$5,933	$1,391	$2,782	$1,260	$500

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

At the end of 2005, we commenced a multi-year facility expansion at our Branchburg, New Jersey facility to increase office space, research labs and processing capacity. Capital expenditures associated with the ongoing facility project are estimated to be approximately $7.4 million in 2007. In addition, we estimate spending a total of $8.0 million for production, research and development, and computer equipment in 2007.

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

Critical Accounting Policies / Estimates

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the adoption of Interpretation 48, we recognized a $217,000 liability for uncertain tax positions, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. In the first quarter of 2007, we added $35,000 to the accrual for uncertain tax positions.

For the period ended March 31, 2007, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities. Although our investments are available for sale, we generally hold such investments to maturity. Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at March 31, 2007 or 2006.

Item 4.	Controls and Procedures.

a.	Disclosure controls and procedures.

During the first quarter of 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In September 2005, we recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), did not follow the FDA’s requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed. We promptly notified the FDA and all relevant hospitals and medical professionals. The FDA subsequently determined that patients who received tissue implants prepared from BTS donor tissue might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing. We have worked closely with the FDA to execute the product recall and to set up a LifeCell-sponsored testing program. We have not received any donor tissue from BTS after September 2005.

We have been named, along with BTS and many other defendants, in several lawsuits that relate to this matter. With the exception of the individual plaintiff cases discussed below, the suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress. All of these cases were venued in New Jersey as part of a Multi-District Litigation (“MDL”). We have been successful in obtaining a voluntarily dismissal of every such class action, with the exception of one case that purports to only involve our products (“Watling”).

In addition, two other types of class action were filed in Federal Court in Rochester, New York (“Kennedy-McInnis” and “Graves”) that seek compensatory damages from BTS and all processing defendants that received and used BTS-originated tissue, including us. Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue. Those cases have also been transferred to the MDL and are presently the subject of motions to dismiss.

There has also been a series of 19 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring. None of the individual plaintiffs claim any present physical injury. With the exception of four cases that were filed in the State Court in New Jersey and one case in the State Court in Pennsylvania, all of the individual cases have been or are in the process of being transferred to the MDL.

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

There were no material changes in any risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

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

LIFECELL CORPORATION

Date: April 25, 2007	By:	/s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2007	By:	/s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: April 25, 2007	By:	/s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)