Form 10-Q
period 2007-06-30
LIFECELL CORP
filed 2007-07-25
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes      ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes     ☑No

As of July 23, 2007, there were outstanding 33,953,000 shares of common stock, par value $.001, of the registrant.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$11,762	$10,000
Short-term investments	69,240	60,972
Receivables, less allowance for bad debts of $333 in 2007 and $279 in 2006	25,584	22,286
Inventories, net	32,864	23,801
Prepayments and other	2,171	1,309
Deferred tax assets	2,052	4,165
Total current assets	143,673	122,533

Investments in marketable securities	4,526	6,874
Fixed assets, net	21,790	19,914
Deferred tax assets	7,558	6,102
Other assets, net	1,679	1,698
Total assets	$179,226	$157,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,655	$15,181
Accrued liabilities	11,676	12,641
Total current liabilities	28,331	27,822

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 33,959,000 and 33,709,000 shares issued and outstanding in 2007 and 2006	34	34
Additional paid-in capital	142,958	135,214
Accumulated other comprehensive income	3	23
Retained earnings (accumulated deficit)	7,900	(5,972)
Total stockholders’ equity	150,895	129,299
Total liabilities and stockholders’ equity	$179,226	$157,121

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product revenues	$47,630	$35,684	$90,374	$66,207
Research grant revenues	351	437	569	579
Total revenues	47,981	36,121	90,943	66,786

Costs and expenses:
Cost of products sold	13,834	10,329	26,250	19,310
Research and development	5,812	3,976	10,980	7,431
General and administrative	5,417	4,709	10,245	9,024
Selling and marketing	10,515	8,519	20,639	15,802
Total costs and expenses	35,578	27,533	68,114	51,567

Income from operations	12,403	8,588	22,829	15,219

Interest and other income, net	1,048	637	2,017	1,125

Income before income taxes	13,451	9,225	24,846	16,344

Income tax provision	5,789	4,117	10,757	7,173

Net income	$7,662	$5,108	$14,089	$9,171

Net income per common share:
Basic	$0.23	$0.16	$0.43	$0.28
Diluted	$0.22	$0.15	$0.41	$0.27

Shares used in computing net income per common share:
Basic	33,250	32,724	33,090	32,601
Diluted	34,738	33,904	34,200	33,738

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$14,089	$9,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,948	1,391
Deferred taxes	2,173	6,605
Excess tax benefit from stock-based compensation	(1,483)	(3,528)
Stock-based compensation	4,606	3,842
Provision for bad debt	160	121
Inventory net realizable value provision	556	128
Loss on disposal of fixed assets	26	4
Changes in operating assets and liabilities:
Receivables	(3,458)	(4,459)
Inventories	(9,509)	(3,959)
Prepayments and other	(862)	477
Accounts payable and accrued liabilities	292	2,929

Net cash provided by operating activities	8,538	12,722

Cash flows from investing activities:
Proceeds from maturities and sale of investments	11,431	2,593
Purchases of investments	(17,388)	(17,910)
Capital expenditures	(3,831)	(4,895)

Net cash used in investing activities	(9,788)	(20,212)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,529	2,314
Excess tax benefit from stock-based compensation	1,483	3,528

Net cash provided by financing activities	3,012	5,842

Net increase (decrease) in cash and cash equivalents	1,762	(1,648)
Cash and cash equivalents at beginning of period	10,000	21,272

Cash and cash equivalents at end of period	$11,762	$19,624

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$11,495	$15

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

(dollars in thousands)
Balance at January 1, 2007	$73
Additions based on tax positions related to the current year	-
Balance at June 30, 2007	$73

During the six months ended June 30, 2007, the Company recognized approximately $72,000 in interest and penalties for a total liability for penalties and interest of $216,000 at June 30, 2007.  Interest related to potential tax liabilities is included in interest expense, whereas penalties are included in general and administrative expense.

3.	Inventories, net

Inventories consist of the following:
	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Unprocessed tissue and materials	$18,299	$14,259
Tissue products in-process	4,875	2,412
Tissue products available for distribution	9,690	7,130
Total inventories	$32,864	$23,801

4.	Fixed Assets

Fixed assets consist of the following:
	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Machinery and equipment	$12,428	$11,177
Leasehold improvements	19,354	17,764
Computer hardware, furniture and fixtures	4,952	4,315
Computer software	2,535	2,214
	39,269	35,470
Accumulated depreciation and amortization	(17,479)	(15,556)
Fixed assets, net	$21,790	$19,914

5.	Income Taxes

The tax provision represents Federal and state income taxes.  The Company's effective income tax rate was 43.0% and 44.6%, respectively, for the three months ended June 30, 2007 and 2006, and was 43.3% and 43.9%, respectively, for the six months ended June 30, 2007 and 2006.  The effective tax rate differs from the U.S. Federal statutory tax rate primarily due to the impact of stock-based compensation which cannot currently be recognized for tax purposes, and state income taxes, net of the Federal tax benefit.  In the six months ended June 30, 2007 and 2006, the Company recognized $1.5 million and $3.5 million, respectively, of deferred tax assets related to the exercise of employee stock options and vesting of restricted stock.  These tax assets were recorded as a direct credit to stockholder’s equity, and therefore, had no impact on the Company’s tax provision.

6.	Share-Based Compensation

The LifeCell Corporation Equity Compensation Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 5,850,000 shares were authorized to be issued under the Plan through March 1, 2010.  At June 30, 2007, there were 1,557,000 shares available for future awards under the Plan.

The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (‘SFAS 123R”) “Share-Based Payment”.  Share-based compensation expense was $2.1 million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively and $4.3 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, $14.8 million of total unrecognized compensation costs related to non-vested stock options and restricted stock is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

A summary of stock option activity for the six months ended June 30, 2007 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	1,900,000	$11.47
Granted	453,000	$24.23
Exercised	(262,000)	$5.92		$5,460
Forfeited or canceled	(84,000)	$16.97
Outstanding at June 30, 2007	2,007,000	$14.85	7.6 years	$31,483

Exercisable at June 30, 2007	818,000	$8.96	6.6 years	$17,653

Stock option awards issued by the Company generally vest over four years and have a ten year life. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Six Months Ended June 30,
	2007	2006
Volatility	56.1%	69.6%
Expected term (years)	5.69	5.67 - 6.25
Risk free interest rate	4.3% - 5.0%	4.1% - 5.0%
Expected dividend yield	0.0%	0.0%

The weighted average grant date fair value of stock options granted during the first six months of 2007 was $13.60 per share.

In connection with the stock option exercises during the six months ended June 30, 2007, the Company received proceeds of $1.5 million.

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

A summary of non-vested restricted stock activity for the six months ended June 30, 2007 is as follows:

	Non-vested Number of shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	670,000	$17.85
Granted	122,000	$24.65
Vested	(30,000)	$22.23	$772
Forfeited	(17,000)	$19.39
Balance at June 30, 2007	745,000	$18.76

7.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars and shares in thousands, except per share data)
Net income	$7,662	$5,108	$14,089	$9,171

Weighted average common shares outstanding	33,250	32,724	33,090	32,601
Denominator for basic net income per common share	33,250	32,724	33,090	32,601

Effect of dilutive securities:
Common stock	693	931	709	924
Restricted stock	795	249	401	213
Denominator for diluted net income per common share	34,738	33,904	34,200	33,738

Basic net income per common share	$0.23	$0.16	$0.43	$0.28

Diluted net income per common share	$0.22	$0.15	$0.41	$0.27

Options outstanding at June 30, 2007 and 2006 to acquire approximately 615,000 and 470,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share for the three months ended June 30, 2007 and 2006, respectively, because their effects would be anti-dilutive.  Options outstanding at June 30, 2007 and 2006 to acquire approximately 930,000 shares and 569,000 of common stock, respectively, were excluded from the computation of diluted net income per share for the six months ended June 30, 2007 and 2006, respectively, because their effects would be anti-dilutive.

8.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income	$7,662	$5,108	$14,089	$9,171
Other comprehensive income (loss):
Change in net unrealized holding loss on available for sale investments	(23)	(22)	(21)	(35)
Comprehensive income, net of tax	7,639	5,086	14,068	9,136

9.	Commitments and Contingencies

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

In addition, two other class actions were filed in Federal Court in Rochester, New York (“Kennedy-McInnis” and “Graves”) that seek compensatory damages from BTS and all processing defendants that received and used BTS-originated tissue, including LifeCell.  Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue.  Those cases have also been transferred to the MDL and are presently the subject of motions to dismiss.

There has also been a series of approximately 20 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring.  None of the individual plaintiffs claim any present physical injury.  With the exception of four cases that were filed in the State Court in New Jersey and two cases in the State Court in Pennsylvania, all of the individual cases have been or are in the process of being transferred to the MDL.

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

Supervision and Regulation — Securities and Exchange Commission

We maintain a website at www.lifecell.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other documents filed by us or with respect to our securities with the Securities and Exchange Commission are available through our website.  We have also posted policies, codes and procedures that outline our corporate governance principles, including the charters of the board’s audit, compensation, nominating and corporate governance committees, and our Code of Ethics covering directors and all employees and the Code of Ethics for senior financial officers on our website. These materials also are available free of charge in print to stockholders who request them in writing.  The information contained on our website does not constitute a part of this report.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In the following discussions, most percentages and dollar amounts have been rounded to aid the presentation.  As a result, all such figures are approximations.

OVERVIEW

We develop and market innovative tissue repair products for use in reconstructive, orthopedic and urogynecologic surgical procedures.  Our current marketed products include: AlloDerm, for plastic reconstructive, general surgical, burn and periodontal procedures; Cymetra, a particulate form of AlloDerm suitable for injection; GraftJacket, for orthopedic applications and lower extremity wounds; AlloCraftDBM, for bone grafting procedures; and Repliform, for urogynecologic surgical procedures.  Our research and development initiatives include programs designed to extend the use of our current marketed regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including non-human tissues, and expanding our product line in the rapidly growing biosurgery market.

Revenue and Expenses

Revenues.  We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization.  AlloDerm is primarily sold to hospitals for use by general and plastic surgeons.  Our products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  Our strategic sales and marketing partners include: Wright Medical Group, Inc. for GraftJacket and GraftJacket Xpress; Stryker Corporation for AlloCraftDBM; Boston Scientific for Repliform; and BioHorizons for periodontal applications of AlloDerm.  We have experienced significant revenue growth in the past several years and in 2007, we expect our revenues to continue to increase as we further penetrate the reconstructive market.

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

Research and development.  Research and development, or R&D, expenses consist primarily of personnel costs within our research, product development and clinical functions, as well as the costs of pre-clinical and clinical studies and other product development related costs.  We expense all R&D costs in the period incurred.  Our R&D initiatives include programs designed to extend the use of our current regenerative tissue matrix products into new surgical applications, as well as leveraging our core technology to other tissues, including non-human tissues.  R&D expenditures in 2007 are expected to remain at approximately the same percentage of revenue as in 2006.

General and administrative.  General and administrative, or G&A, expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology, human resources and regulatory affairs functions, as well as legal fees, accounting fees, insurance costs and recruiting fees.  In 2007, we expect G&A costs to increase as we add personnel to support our growth, however, we anticipate a slight decrease in G&A costs as a percentage of total revenue.

Selling and marketing.  Selling and marketing expenses consist primarily of personnel costs within our sales, marketing and customer support functions, commissions paid to our sales representatives and costs associated with medical education, market research, promotional activities, travel and entertainment.  In 2007, we expect sales and marketing expenses to increase due to the expansion of our sales force by 18 at the end of 2006, and marketing costs associated with preparation for the anticipated 2008 launch of StratticeTM, our porcine-derived tissue matrix.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

The following table includes information from our Statements of Operations, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended		Percentage of		% Increase
	June 30,		Total Revenue		(Decrease)
	2007	2006	2007	2006	2007 vs. 2006
Net Revenues:
Reconstructive revenues	$42,306	$31,359	88%	87%	35%
Orthopedic revenues	3,195	2,316	7%	6%	38%
Urogynecologic revenues	2,129	2,009	4%	6%	6%
Product Revenues	47,630	35,684	99%	99%	33%
Research Grant Revenues	351	437	1%	1%	-20%
Total Net Revenues	47,981	36,121	100%	100%	33%

Costs and Expenses:
Cost of Products Sold	13,834	10,329	29%	29%	34%
Research and Development	5,812	3,976	12%	11%	46%
General and Administrative	5,417	4,709	11%	13%	15%
Selling and Marketing	10,515	8,519	22%	24%	23%
Total Costs and Expenses	35,578	27,533	74%	76%	29%

Income from Operations	12,403	8,588	26%	24%	44%

Revenues

Total revenues for the three months ended June 30, 2007 increased by $11.9 million, or 33%, to $48.0 million compared to $36.1 million for the same period in 2006.  The increase was primarily attributable to a 33% increase in product revenues to $47.6 million in the current period as compared to $35.7 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased by $10.9 million, or 35%, to $42.3 million in the three months ended June 30, 2007 compared to $31.4 million in the same period in 2006.  The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures.  AlloDerm revenues increased 36% to $41.4 million in the three months ended June 30, 2007 compared to $30.3 million in the same period of 2006.

Orthopedic product revenue grew by $879,000, or 38%, to $3.2 million in the three months ended June 30, 2007 from $2.3 million in 2006.  This revenue growth resulted primarily from increased demand for our GraftJacket products.  GraftJacket revenues were $2.6 million in 2007 compared to $1.9 million in the same period in 2006.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased by $120,000, or 6%, to $2.1 million in the three months ended June 30, 2007 compared to $2.0 million for the same period in 2006.

Our independent sales and marketing agents and distributors generated 13% of our total product revenue in the three months ended June 30, 2007 compared to 14% in 2006.  Wright Medical Group and Boston Scientific represented 6% and 4%, respectively, of our total product revenues in the three months ended June 30, 2007 compared to 5% and 6%, respectively, for the same period in 2006.  No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended June 30, 2007.

Research grant revenues were $351,000 in the second quarter of 2007 compared to $437,000 in 2006.  As of June 30, 2007, approximately $43,000 of approved grant funding was available for future research and development expenses through the end of 2007.

Costs and expenses

Cost of products sold for the three months ended June 30, 2007 was $13.8 million, or 29% of product revenues, compared to cost of products sold of $10.3 million, or 29% of product revenue for the same period in 2006.

Total research and development expenses increased by $1.8 million, or 46%, to $5.8 million in the three months ended June 30, 2007 compared to $4.0 million for the same period in 2006.  The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) professional fees and expenses related to pre-clinical studies, (iii) operating supplies, and (iv) share–based compensation expense.

General and administrative expenses increased by $708,000, or 15%, to $5.4 million in the three months ended June 30, 2007 compared to $4.7 million for the same period in 2006.  The increase was primarily attributable to:  (i) employee recruitment expenses, (ii) franchise taxes, (iii) payroll and related expenses associated with increased headcount and annual merit increases, and (iv) professional fees.

Selling and marketing expenses increased by $2.0 million, or 23%, to $10.5 million for the three months ended June 30, 2007 compared to $8.5 million for the same period in 2006.  The increase was primarily attributable to:  (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) an increase in marketing and medical education program expenses for AlloDerm, and (iii) share-based compensation expense.  Selling and marketing expenses included agent fees of $976,000 and $928,000, respectively, in each of the three months ended June 30, 2007 and 2006.

Interest and other income, net

Interest and other income, net increased by $411,000, or 65%, to $1.0 million in the three months ended June 30, 2007 compared to $637,000 in the same period in 2006 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes increased by $1.7 million, or 41%, to $5.8 million in the three months ended June 30, 2007 compared to $4.1 million in the same period in 2006, reflecting an effective income tax rate of 43.0% and 44.6%, respectively.

Six Months Ended June 30, 2007 and 2006

The following table includes information from our Statements of Operations, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Six Months Ended		Percentage of		% Increase
	June 30,		Total Revenue		(Decrease)
	2007	2006	2007	2006	2007 vs. 2006
Net Revenues:
Reconstructive revenues	$79,964	$57,628	87%	86%	39%
Orthopedic revenues	6,155	4,497	7%	7%	37%
Urogynecologic revenues	4,255	4,082	5%	6%	4%
Product Revenues	90,374	66,207	99%	99%	37%
Research Grant Revenues	569	579	1%	1%	-2%
Total Net Revenues	90,943	66,786	100%	100%	36%

Costs and Expenses:
Cost of Products Sold	26,250	19,310	29%	29%	36%
Research and Development	10,980	7,431	12%	11%	48%
General and Administrative	10,245	9,024	11%	14%	14%
Selling and Marketing	20,639	15,802	23%	24%	31%
Total Costs and Expenses	68,114	51,567	75%	77%	32%

Income from Operations	22,829	15,219	25%	23%	50%

Revenues

Total revenues for the six months ended June 30, 2007 increased by $24.1 million, or 36%, to $90.9 million compared to $66.8 million for the same period in 2006.  The increase was primarily attributable to a 37% increase in product revenues to $90.4 million in the current period as compared to $66.2 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased by $22.3 million, or 39%, to $79.9 million in the six months ended June 30, 2007 compared to $57.6 million in the same period in 2006.  The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures.  AlloDerm revenues increased 41% to $78.2 million in the six months ended June 30, 2007 compared to $55.6 million in the same period of 2006.

Orthopedic product revenue grew by $1.7 million, or 37%, to $6.2 million in the six months ended June 30, 2007 from $4.5 million in 2006.  This revenue growth resulted primarily from increased demand for our GraftJacket products.  GraftJacket revenues were $5.2 million in 2007 compared to $3.7 million in the same period in 2006.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures increased by $173,000, or 4%, to $4.3 million in the six months ended June 30, 2007 compared to $4.1 million for the same period in 2006.

Our independent sales and marketing agents and distributors generated 13% of our total product revenue in the six months ended June 30, 2007 compared to 16% in 2006.  Wright Medical Group and Boston Scientific represented 6% and 5%, respectively, of our total product revenues in the first six months of 2007 compared to 6% each for the same period in 2006.  No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the six months ended June 30, 2007.

Research grant revenues were $569,000 in the first six months of 2007 compared to $579,000 in 2006.  As of June 30, 2007, approximately $43,000 of approved grant funding was available for future research and development expenses through the end of 2007.

Costs and expenses

Cost of products sold for the six months ended June 30, 2007 was $26.3 million, or 29% of product revenues, compared to cost of products sold of $19.3 million, or 29% of product revenue for the same period in 2006.

Total research and development expenses increased by $3.6 million, or 48%, to $11.0 million in the six months ended June 30, 2007 compared to $7.4 million for the same period in 2006.  The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) professional fees and expenses related to pre-clinical studies, (iii) operating supplies, and (iv) share–based compensation expense.

General and administrative expenses increased by $1.2 million, or 14%, to $10.2 million in the six months ended June 30, 2007 compared to $9.0 million for the same period in 2006.  The increase was primarily attributable to:  (i) professional fees, (ii) employee recruitment expenses and, (iii) payroll and related expenses associated with increased headcount and annual merit increases.

Selling and marketing expenses increased by $4.8 million, or 31%, to $20.6 million for the six months ended June 30, 2007 compared to $15.8 million for the same period in 2006.  The increase was primarily attributable to:  (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) an increase in marketing and medical education program expenses for AlloDerm, and (iii) share-based compensation expense.  Selling and marketing expenses included agent fees of $2.0 million and $1.9 million, respectively, in the six months ended June 30, 2007 and 2006.

Interest and other income, net

Interest and other income, net increased by $892,000, or 79%, to $2.0 million in the six months ended June 30, 2007 compared to $1.1 million in the same period in 2006 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes increased by $3.6 million, or 50%, to $10.8 million in the six months ended June 30, 2007 compared to $7.2 million in the same period in 2006, reflecting an effective income tax rate of 43.3% and 43.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had $11.8 million in cash and cash equivalents, $69.2 million in short-term marketable securities and $4.5 million in long-term marketable securities.  Working capital increased to $115.3 million at June 30, 2007 from $94.7 million at December 31, 2006.  The increase in working capital resulted primarily from increases in short-term investments, cash and cash equivalents, inventories, and a decrease in accrued liabilities, partially offset by a decrease deferred tax assets.

We generated $8.6 million of positive cash flow from operating activities for the six months ended June 30, 2007 compared to $12.7 million for the same period in 2006.  The positive cash flow from operating activities in 2007 was principally due to higher net income after adjustments for non-cash items, partially offset by a planned increase in inventories to support anticipated growth, and a decrease in accounts payable and accrued liabilities.

Capital expenditures were $3.8 million and $4.9 million, respectively, in the six moths ended June 30, 2007 and 2006.  Capital expenditures in 2007 consisted primarily of facility expansion costs and purchases of manufacturing and computer equipment.

Our financing activities generated $3.0 million for the six months ended June 30, 2007 compared to $5.8 million for the same period in 2006.  In both periods the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and the related excess tax benefits realized.

The following table reflects a summary of our contractual cash obligations as of June 30, 2007:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$3,898	$1,141	$2,282	$475	$-
Licensing agreement	1,750	250	500	500	500
Total contractual cash obligations	$5,648	$1,391	$2,782	$975	$500

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as most purchase orders represent authorizations to purchase rather than binding agreements.  Although we have entered into contracts for services, the obligations under these contracts were not significant, and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Critical Accounting Policies / Estimates

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007.  As a result of the adoption of Interpretation 48, we recognized a $217,000 liability for uncertain tax positions, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.  The liability, related to potential state tax exposure, included $73,000 for the unrecognized tax liabilities and $144,000 for accrued penalties and interest.  During the six months ended June 30, 2007, we recognized approximately $72,000 in interest and penalties for a total liability for penalties and interest of $216,000 at June 30, 2007.

For the period ended June 30, 2007, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities.  Although our investments are available for sale, we generally hold such investments to maturity.  Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at June 30, 2007 or 2006.

Item 4.	Controls and Procedures.

a.	Disclosure controls and procedures.

During the first six months of 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In addition, two other class actions were filed in Federal Court in Rochester, New York (“Kennedy-McInnis” and “Graves”) that seek compensatory damages from BTS and all processing defendants that received and used BTS-originated tissue, including us.  Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue.  Those cases have also been transferred to the MDL and are presently the subject of motions to dismiss.

There has also been a series of approximately 20 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring.  None of the individual plaintiffs claim any present physical injury.  With the exception of four cases that were filed in the State Court in New Jersey and two cases in the State Court in Pennsylvania, all of the individual cases have been or are in the process of being transferred to the MDL.

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

An Annual Meeting of Stockholders was held on June 28, 2007.  The directors elected at the annual meeting were: Paul G. Thomas, Michael E. Cahr, David Fitzgerald, James G. Foster, Michael R. Minogue, Robert P. Roche, Jr. and Martin P. Sutter. All of our directors hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

The matters voted upon at the Annual Meeting and the results of the voting are set forth below:

(i)	With respect to the election of Directors the persons named below received the following number of votes:

Name	Votes For	Votes Withheld
Paul G. Thomas	28,465,276	853,658
Michael E. Cahr	28,475,574	843,360
David Fitzgerald	28,765,582	553,352
James G. Foster	28,473,691	845,243
Michael R. Minogue	28,773,574	545,360
Robert P. Roche, Jr.	28,786,875	532,059
Martin P. Sutter	28,774,429	544,505

(ii)
With respect to a proposal to ratify the appointment of Pricewaterhouse Coopers LLP as our independent registered public accounting firm for the year ending December 31, 2007, the votes cast were; 29,237,385 voted in favor, 39,881 voted against, and 41,668 votes abstained from voting on the proposal.

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

LIFECELL CORPORATION

Date: July 25, 2007	By: /s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2007	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: July 25, 2007	By: /s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)