Form 10-Q
period 2007-09-30
LIFECELL CORP
filed 2007-10-25
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Check one):

Large accelerated filer  ☒   Accelerated  filer  ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

As of October 22, 2007, there were outstanding 34,087,000 shares of common stock, par value $.001, of the registrant.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$22,474	$10,000
Short-term investments	60,632	60,972
Receivables, less allowance for bad debts of $363 in 2007 and $279 in 2006	25,201	22,286
Inventories, net	38,259	23,801
Prepayments and other	1,971	1,309
Deferred tax assets	2,173	4,165
Total current assets	150,710	122,533

Investments in marketable securities	8,598	6,874
Fixed assets, net	25,305	19,914
Deferred tax assets	8,030	6,102
Other assets, net	1,637	1,698
Total assets	$194,280	$157,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,220	$15,181
Accrued liabilities	12,974	12,641
Total current liabilities	32,194	27,822

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 34,049,000 and 33,709,000 shares issued and outstanding in 2007 and 2006	34	34
Additional paid-in capital	146,788	135,214
Accumulated other comprehensive income	47	23
Retained earnings (accumulated deficit)	15,217	(5,972)
Total stockholders’ equity	162,086	129,299
Total liabilities and stockholders’ equity	$194,280	$157,121

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product revenues	$47,545	$35,103	$137,919	$101,310
Research grant revenues	43	162	612	741
Total revenues	47,588	35,265	138,531	102,051

Costs and expenses:
Cost of products sold	14,194	10,524	40,444	29,834
Research and development	6,020	4,180	17,000	11,611
General and administrative	5,562	4,832	15,807	13,856
Selling and marketing	10,527	7,021	31,166	22,823
Total costs and expenses	36,303	26,557	104,417	78,124

Income from operations	11,285	8,708	34,114	23,927

Interest and other income, net	1,099	803	3,116	1,928

Income before income taxes	12,384	9,511	37,230	25,855

Income tax provision	5,067	4,439	15,824	11,612

Net income	$7,317	$5,072	$21,406	$14,243

Net income per common share:
Basic	$0.22	$0.15	$0.64	$0.44
Diluted	$0.21	$0.15	$0.62	$0.42

Shares used in computing net income per common share:
Basic	33,425	32,894	33,271	32,699
Diluted	35,282	34,084	34,379	33,854

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$21,406	$14,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,117	2,238
Deferred taxes	2,678	10,294
Excess tax benefit from stock-based compensation	(2,597)	(4,310)
Stock-based compensation	6,848	6,458
Provision for bad debt	172	135
Provision for sales returns	72	--
Inventory net realizable value provision	799	288
Loss on disposal of fixed assets	29	4
Changes in operating assets and liabilities:

Receivables	(3,159)	(4,200)
Inventories	(14,882)	(7,620)
Prepayments and other	(662)	(424)
Accounts payable and accrued liabilities	4,155	6,149

Net cash provided by operating activities	17,976	23,255

Cash flows from investing activities:
Proceeds from maturities and sale of investments	20,033	4,875
Purchases of investments	(21,388)	(37,570)
Capital expenditures	(8,476)	(9,133)

Net cash used in investing activities	(9,831)	(41,828)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,732	2,879
Excess tax benefit from stock-based compensation	2,597	4,310

Net cash provided by financing activities	4,329	7,189

Net increase (decrease) in cash and cash equivalents	12,474	(11,384)

Cash and cash equivalents at beginning of period	10,000	21,272

Cash and cash equivalents at end of period	$22,474	$9,888

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$14,165	$175

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

(dollars in thousands)
Balance at January 1, 2007	$73
Additions based on tax positions related to the current year	-
Balance at September 30, 2007	$73

During the nine months ended September 30, 2007, the Company recognized approximately $100,000 in interest and penalties for a total liability for penalties and interest of $317,000 at September 30, 2007.  Interest related to potential tax liabilities is included in interest expense, whereas penalties are included in general and administrative expense.

3.	Inventories, net

Inventories consist of the following:
	September 30,	December 31,
	2007	2006
	(dollars in thousands)
Unprocessed tissue and materials	$19,935	$14,259
Tissue products in-process	5,441	2,412
Tissue products available for distribution	12,883	7,130
Total inventories	$38,259	$23,801

4.	Fixed Assets

Fixed assets consist of the following:
	September 30,	December 31,
	2007	2006
	(dollars in thousands)
Machinery and equipment	$13,655	$11,177
Leasehold improvements	22,386	17,764
Computer hardware, furniture and fixtures	5,109	4,315
Computer software	2,761	2,214
	43,911	35,470
Accumulated depreciation and amortization	(18,606)	(15,556)
Fixed assets, net	$25,305	$19,914

5.	Income Taxes

The tax provision represents Federal and state income taxes.  The Company's effective income tax rate was 40.9% and 46.7%, respectively, for the three months ended September 30, 2007 and 2006, and was 42.5% and 44.9%, respectively, for the nine months ended September 30, 2007 and 2006.  The effective tax rate differs from the U.S. Federal statutory tax rate primarily due to the impact of stock-based compensation which cannot currently be recognized for tax purposes, and state income taxes, net of the Federal tax benefit.  In the nine months ended September 30, 2007 and 2006, the Company recognized $2.6 million and $4.3 million, respectively, of deferred tax assets related to the exercise of employee stock options and vesting of restricted stock.  These tax assets were recorded as a direct credit to stockholder’s equity, and therefore, had no impact on the Company’s tax provision.

6.	Share-Based Compensation

The LifeCell Corporation Equity Compensation Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 5,850,000 shares were authorized to be issued under the Plan through March 1, 2010.  At September 30, 2007, there were 1,356,000 shares available for future awards under the Plan.

The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (‘SFAS 123R”) “Share-Based Payment”.  Share-based compensation expense was $2.4 million and $2.6 million for the three months ended September 30, 2007 and 2006, respectively and $6.8 million and $6.5 million for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, there was $13.9 million of total unrecognized compensation costs related to non-vested stock options and restricted stock which is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	1,900,000	$11.47
Granted	534,000	$25.67
Exercised	(375,000)	$6.61		$8,215
Forfeited or canceled	(104,000)	$17.63
Outstanding at September 30, 2007	1,955,000	$15.96	7.5 years	$42,251

Exercisable at September 30, 2007	735,000	$9.47	6.4 years	$20,667

Stock option awards issued by the Company generally vest over four years and have a ten year life. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Nine Months Ended September 30,
	2007	2006
Volatility	56.1%	69.6%
Expected term (years)	5.69	5.67 - 6.25
Risk free interest rate	4.0%-5.0%	4.1%-5.0%
Expected dividend yield	0.0%	0.0%

The weighted average grant date fair value of stock options granted during the first nine months of 2007 was $14.40 per share.

In connection with the stock option exercises during the nine months ended September 30, 2007, the Company received proceeds of $2.5 million.

Restricted Stock

The Company grants restricted stock to employees and directors that entitle the holders to receive shares of the Company’s common stock upon the fulfillment of certain service and/or performance conditions.  The fair value of restricted stock is based on the market price of the Company’s stock on the date of grant and is recorded as compensation expense ratably over the service period, generally three to four years.  For restricted stock awards that also have performance conditions, compensation expense is based on the expected future performance.

A summary of restricted stock activity for the nine months ended September 30, 2007 follows:

	Non-vested Number of shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	670,000	$17.85
Granted	155,000	$26.55
Vested	(94,000)	$18.63	$772
Forfeited	(16,000)	$19.39
Balance at September 30, 2007	715,000	$19.60

7.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars and shares in thousands, except per share data)
Net income	$7,317	$5,072	$21,406	$14,243

Weighted average common shares outstanding	33,425	32,894	33,271	32,699
Denominator for basic net income per common share	33,425	32,894	33,271	32,699

Effect of dilutive securities:
Common stock	687	892	716	906
Restricted stock	1,170	298	392	249
Denominator for diluted net income per common share	35,282	34,084	34,379	33,854

Basic net income per common share	$0.22	$0.15	$0.64	$0.44

Diluted net income per common share	$0.21	$0.15	$0.62	$0.42

Stock options outstanding at September 30, 2007 and 2006 to acquire approximately 652,000 and 490,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share for the three months ended September 30, 2007 and 2006, respectively, because their inclusion would be anti-dilutive.  Stock options outstanding at September 30, 2007 and 2006 to acquire approximately 678,000 shares and 563,000 of common stock, respectively, were excluded from the computation of diluted net income per share for the nine months ended September 30, 2007 and 2006, respectively, because their inclusion would be anti-dilutive.

8.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income	$7,317	$5,072	$21,406	$14,243
Other comprehensive income (loss):
Change in net unrealized holding loss on available for sale investments	44	60	24	25
Comprehensive income, net of tax	7,361	5,132	21,430	14,268

9.	Commitments and Contingencies

Litigation

In September 2005, the Company recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed the FDA’s requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  The Company promptly notified the FDA and all relevant hospitals and medical professionals.  The FDA subsequently determined that patients who received tissue implants prepared from BTS donor tissue might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing.  The Company has worked closely with the FDA to execute the product recall and to set up a LifeCell-sponsored testing program.  The Company did not receive any donor tissue from BTS after September 2005.

The Company has been named, along with BTS and many other defendants, in lawsuits that relate to this matter.  With the exception of the individual plaintiff cases discussed below, the suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress.  All of these cases are venued in New Jersey as part of a Multi-District Litigation (“MDL”).  The Company has been successful in obtaining a voluntarily dismissal of every such class action, with the exception of one case that purports to only involve LifeCell products (“Watling”).

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

There has also been approximately 30 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring.  None of the individual plaintiffs claim any present physical injury.  With the exception of eight cases that were filed in the State Court in New Jersey and four cases in the State Court in Pennsylvania, all of the individual cases have been transferred to the MDL.

The Company intends to vigorously defend each case.  The Company will pursue dismissal of all cases which do not identify its product being at issue.  The Company believes it is not currently possible to estimate the likelihood of an unfavorable outcome and/or the impact, if any, that the ultimate resolution of these cases could have on the Company’s operations, financial position or cash flow.  The Company maintains insurance coverage for events and in amounts that it deems appropriate.  There can be no assurance that the level of insurance maintained will be sufficient to cover the claims or that all of the claims will be covered by the terms of any insurance.

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

Revenue and Expenses

Revenues.  We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization.  AlloDerm is primarily sold to hospitals for use by general and plastic surgeons.  Our products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  Our strategic sales and marketing partners include: Wright Medical Group, Inc. for GraftJacket and GraftJacket Xpress; Stryker Corporation for AlloCraftDBM; Boston Scientific for Repliform; and BioHorizons for periodontal applications of AlloDerm.  We have experienced significant revenue growth in the past several years and we expect our revenues to continue to increase as we further penetrate the reconstructive market.

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

Selling and marketing.  Selling and marketing expenses consist primarily of personnel costs within our sales, marketing and customer support functions, commissions paid to our sales representatives and costs associated with medical education, market research, promotional activities, travel and entertainment.  In the fourth quarter of 2007, we expect sales and marketing expenses to increase due to the expansion of our sales force and marketing costs associated with preparation for the anticipated 2008 launch of StratticeTM, our porcine-derived tissue matrix.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

The following table includes information from our Statements of Operations, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Three Months Ended September 30,		Percentage of Total Revenue		% Increase (Decrease)
	2007	2006	2007	2006	2007 vs. 2006
Net Revenues:
Reconstructive revenues	$42,823	$30,707	90%	87%	39%
Orthopedic revenues	3,011	2,443	6%	7%	23%
Urogynecologic revenues	1,711	1,953	4%	6%	-12%
Product Revenues	47,545	35,103	100%	100%	35%
Research Grant Revenues	43	162	*	*	-73%
Total Net Revenues	47,588	35,265	100%	100%	35%

Costs and Expenses:
Cost of Products Sold	14,194	10,524	30%	30%	35%
Research and Development	6,020	4,180	13%	12%	44%
General and Administrative	5,562	4,832	12%	14%	15%
Selling and Marketing	10,527	7,021	22%	20%	50%
Total Costs and Expenses	36,303	26,557	76%	75%	37%

Income from Operations	11,285	8,708	24%	25%	30%
* less than 1%.

Revenues

Total revenues for the three months ended September 30, 2007 increased by $12.3 million, or 35%, to $47.6 million compared to $35.3 million for the same period in 2006.  The increase was primarily attributable to a 35% increase in product revenues to $47.5 million in the current period as compared to $35.1 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased by $12.1 million, or 39%, to $42.8 million in the three months ended September 30, 2007 compared to $30.7 million in the same period in 2006.  The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures.  AlloDerm revenues increased 41% to $42.0 million in the three months ended September 30, 2007 compared to $29.9 million in the same period of 2006.

Orthopedic product revenue grew by $568,000, or 23%, to $3.0 million in the three months ended September 30, 2007 from $2.4 million in 2006.  This revenue growth resulted primarily from increased demand for our GraftJacket products.  GraftJacket revenues were $2.5 million in 2007 compared to $2.0 million in the same period in 2006.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased by $242,000, or 12%, to $1.7 million in the three months ended September 30, 2007 compared to $2.0 million for the same period in 2006.

Our independent sales and marketing agents and distributors generated 12% of our total product revenue in the three months ended September 30, 2007 compared to 16% in 2006.  Wright Medical and Boston Scientific represented 5% and 4%, respectively, of our total product revenues in the three months ended September 30, 2007 compared to 6% each, for the same period in 2006.  No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended September 30, 2007.

Research grant revenues were $43,000 in the third quarter of 2007 compared to $162,000 in 2006.  As of September 30, 2007, there was no approved grant funding available for future research and development expenses.

Costs and expenses

Cost of products sold for the three months ended September 30, 2007 was $14.2 million, or 30% of product revenues, compared to cost of products sold of $10.5 million, or 30% of product revenue for the same period in 2006.

Total research and development expenses increased by $1.8 million, or 44%, to $6.0 million in the three months ended September 30, 2007 compared to $4.2 million for the same period in 2006.  The increase was primarily attributable to: (i) professional fees and expenses related to pre-clinical studies, (ii) payroll and related expenses associated with increased headcount and annual merit increases, (iii) operating supplies, and (iv) outside purchased services.

General and administrative expenses increased by $730,000, or 15%, to $5.6 million in the three months ended September 30, 2007 compared to $4.8 million for the same period in 2006.  The increase was primarily attributable to:  (i) professional fees, (ii) payroll and related expenses associated with increased headcount and annual merit increases (iii) insurance premiums, and (iv) franchise taxes.

Selling and marketing expenses increased by $3.5 million, or 50%, to $10.5 million for the three months ended September 30, 2007 compared to $7.0 million for the same period in 2006.  The increase was primarily attributable to:  (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) professional fees, and (iii) an increase in marketing and medical education program expenses for AlloDerm.  Selling and marketing expenses included agent fees of $790,000 and $924,000, respectively, in each of the three months ended September 30, 2007 and 2006.

Interest and other income, net

Interest and other income, net increased by $296,000, or 37%, to $1.1 million in the three months ended September 30, 2007 compared to $803,000 in the same period in 2006 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes increased by $628,000, or 14%, to $5.1 million in the three months ended September 30, 2007 compared to $4.4 million in the same period in 2006, reflecting an effective income tax rate of 40.9% and 46.7%, respectively.

Nine Months Ended September 30, 2007 and 2006

The following table includes information from our Statements of Operations, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	Nine Months Ended September 30,		Percentage of Total Revenue		% Increase (Decrease)
	2007	2006	2007	2006	2007 vs. 2006
Net Revenues:
Reconstructive revenues	$122,787	$88,336	89%	87%	39%
Orthopedic revenues	9,166	6,940	7%	7%	32%
Urogynecologic revenues	5,966	6,034	4%	6%	-1%
Product Revenues	137,919	101,310	100%	99%	36%
Research Grant Revenues	612	741	*	1%	-17%
Total Net Revenues	138,531	102,051	100%	100%	36%

Costs and Expenses:
Cost of Products Sold	40,444	29,834	29%	29%	36%
Research and Development	17,000	11,611	12%	11%	46%
General and Administrative	15,807	13,856	11%	14%	14%
Selling and Marketing	31,166	22,823	22%	22%	37%
Total Costs and Expenses	104,417	78,124	75%	77%	34%

Income from Operations	34,114	23,927	25%	23%	43%

Revenues

Total revenues for the nine months ended September 30, 2007 increased by $36.4 million, or 36%, to $138.5 million compared to $102.1 million for the same period in 2006.  The increase was primarily attributable to a 36% increase in product revenues to $137.9 million in the current period as compared to $101.3 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased by $34.4 million, or 39%, to $122.8 million in the nine months ended September 30, 2007 compared to $88.3 million in the same period in 2006.  The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures.  AlloDerm revenues increased 41% to $120.2 million in the nine months ended September 30, 2007 compared to $85.5 million in the same period of 2006.

Orthopedic product revenue grew by $2.2 million, or 32%, to $9.2 million in the nine months ended September 30, 2007 from $6.9 million in 2006.  This revenue growth resulted primarily from increased demand for our GraftJacket products.  GraftJacket revenues were $7.6 million in the first nine months of 2007 compared to $5.8 million in the same period in 2006.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased by $68,000, or 1%, to $6.0 million in the nine months ended September 30, 2007 compared to $6.0 million for the same period in 2006.

Our independent sales and marketing agents and distributors generated 13% of our total product revenue in the nine months ended September 30, 2007 compared to 16% in 2006.  Wright Medical and Boston Scientific represented 6% and 4%, respectively, of our total product revenues in the first nine months of 2007 compared to 6% each for the same period in 2006.  No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the nine months ended September 30, 2007.

Research grant revenues were $612,000 in the first nine months of 2007 compared to $741,000 in 2006.

Costs and expenses

Cost of products sold for the nine months ended September 30, 2007 was $40.4 million, or 29% of product revenues, compared to cost of products sold of $29.8 million, or 29% of product revenue for the same period in 2006.

Total research and development expenses increased by $5.4 million, or 46%, to $17.0 million in the nine months ended September 30, 2007 compared to $11.6 million for the same period in 2006.  The increase was primarily attributable to: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) professional fees and expenses related to pre-clinical studies, (iii) operating supplies, and (iv) share–based compensation expense.

General and administrative expenses increased by $1.9 million, or 14%, to $15.8 million in the nine months ended September 30, 2007 compared to $13.9 million for the same period in 2006.  The increase was primarily attributable to:  (i) professional fees, (ii) payroll and related expenses associated with increased headcount and annual merit increases, and (iii) employee recruitment expenses.

Selling and marketing expenses increased by $8.3 million, or 37%, to $31.2 million for the nine months ended September 30, 2007 compared to $22.8 million for the same period in 2006.  The increase was primarily attributable to:  (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) an increase in marketing and medical education program expenses for AlloDerm, and (iii) professional fees.  Selling and marketing expenses included agent fees of $2.8 million and $2.8 million, respectively, in the nine months ended September 30, 2007 and 2006.

Interest and other income, net

Interest and other income, net increased by $1.2 million, or 62%, to $3.1 million in the nine months ended September 30, 2007 compared to $1.9 million in the same period in 2006 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes increased by $4.2 million, or 36%, to $15.8 million in the nine months ended September 30, 2007 compared to $11.6 million in the same period in 2006, reflecting an effective income tax rate of 42.5% and 44.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had $22.5 million in cash and cash equivalents, $60.6 million in short-term marketable securities and $8.6 million in long-term marketable securities.  Working capital increased to $118.5 million at September 30, 2007 from $94.7 million at December 31, 2006.  The increase in working capital resulted primarily from increases in inventories, cash and cash equivalents, and accounts receivable, partially offset by a increase in accounts payable and a decrease in deferred tax assets.

We generated $18.0 million of positive cash flow from operating activities for the nine months ended September 30, 2007 compared to $23.3 million for the same period in 2006.  The positive cash flow from operating activities in 2007 was principally due to higher net income after adjustments for non-cash items, partially offset by a planned increase in inventories to support anticipated growth, and a decrease in accounts payable and accrued liabilities.

Capital expenditures were $8.5 million and $9.1 million, respectively, in the nine moths ended September 30, 2007 and 2006.  Capital expenditures in 2007 consisted primarily of facility expansion costs and purchases of manufacturing and computer equipment.  Capital expenditures for the balance of 2007 are estimated to be between $4.0 and $6.0 million.

Our financing activities generated $4.3 million for the nine months ended September 30, 2007 compared to $7.2 million for the same period in 2006.  In both periods the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and the related excess tax benefits realized.

The following table reflects a summary of our contractual cash obligations as of September 30, 2007:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$3,613	$1,141	$2,282	$190	$-
Licensing agreement	1,750	500	500	500	250
Total contractual cash obligations	$5,363	$1,641	$2,782	$690	$250

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

Critical Accounting Policies / Estimates

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007.  As a result of the adoption of Interpretation 48, we recognized a $217,000 liability for uncertain tax positions, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.  The liability, related to potential state tax exposure, included $73,000 for the unrecognized tax liabilities and $144,000 for accrued penalties and interest.  During the nine months ended September 30, 2007, we recognized approximately $100,000 in interest and penalties for a total liability for penalties and interest of $244,000 at September 30, 2007.

For the period ended September 30, 2007, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities.  Although our investments are available for sale, we generally hold such investments to maturity.  Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at September 30, 2007 or 2006.

Item 4.  Controls and Procedures.

a.	Disclosure controls and procedures.

During the first nine months of 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

b.	Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2005, we recalled certain human-tissue based products because the organization that recovered the tissue, Biomedical Tissue Services, Ltd. (“BTS”), may not have followed the FDA’s requirements for donor consent and/or screening to determine if risk factors for communicable diseases existed.  We promptly notified the FDA and all relevant hospitals and medical professionals.  The FDA subsequently determined that patients who received tissue implants prepared from BTS donor tissue might be at a heightened risk of communicable disease transmission, and recommended those patients receive appropriate testing.  We have worked closely with the FDA to execute the product recall and to set up a LifeCell-sponsored testing program.  We did not receive any donor tissue from BTS after September 2005.

We have been named, along with BTS and many other defendants, in lawsuits that relate to this matter.  With the exception of the individual plaintiff cases discussed below, the suits purport to serve as class actions for persons receiving transplants who are not physically injured, but instead seek medical monitoring and/or damages for emotional distress.  All of these cases are venued in New Jersey as part of a Multi-District Litigation (“MDL”).  We have been successful in obtaining a voluntarily dismissal of every such class action, with the exception of one case that purports to only involve our products (“Watling”).

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

There has also been approximately 30 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring.  None of the individual plaintiffs claim any present physical injury.  With the exception of eight cases that were filed in the State Court in New Jersey and four cases in the State Court in Pennsylvania, all of the individual cases have been transferred to the MDL.

We intend to vigorously defend each case.  We will pursue dismissal of all cases which do not identify our product being at issue.  We believe it is not currently possible to estimate the likelihood of an unfavorable outcome and/or the impact, if any, the ultimate resolution of these cases could have on our operations, financial position or cash flow.  We maintain insurance coverage for events and in amounts that it deems appropriate.  There can be no assurance that the level of insurance maintained will be sufficient to cover the claims or that the all of the claims will be covered by the terms of any insurance.

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

LIFECELL CORPORATION

Date: October 25, 2007	By: /s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2007	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: October 25, 2007	By: /s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)