Form 10-K
period 2007-12-31
LIFECELL CORP
filed 2008-02-27
CIK 849448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:     For the fiscal year ended December 31, 2007

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

Yes ☑.   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer" "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.   No ☑.

The aggregate market value of voting Common Stock held by non-affiliates of registrant, based upon the last sale price of the Common stock reported on the NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2007 was approximately $1,012,824,000.

The number of shares of registrant’s Common Stock outstanding as of February 25, 2008:  34,183,000.

PART I

This Annual Report on Form 10–K contains, in addition to historical information, “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of  1934, as amended) that involve risks and uncertainties. See “Business—Special Note Regarding Forward-Looking Statements.”

Item 1.	Business

COMPANY OVERVIEW

We develop, process and market biological soft tissue repair products made from human (“allograft”) and animal (“xenograft”) tissue.  Surgeons use our products to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.  Our allograft products include: AlloDerm®, for plastic reconstructive, general surgical, burn and periodontal procedures; GraftJacket®, for orthopedic applications and lower extremity wounds; AlloCraft®DBM, for bone grafting procedures; and Repliform®, for urogynecologic surgical procedures. In June 2007, we received clearance from the U.S Food and Drug Administration (“FDA”) for a new xenograft product, Strattice™, which is an animal based product and is intended for certain plastic reconstructive and general surgical procedures.  We commenced marketing Strattice during the first quarter of 2008.  Our research and development initiatives include programs designed to support the use of our products in current clinical applications, extend their use into new surgical applications and to expand our product line in the rapidly growing biosurgery market.

We were incorporated in the State of Delaware in 1992 as the successor to a Delaware corporation that was incorporated in 1986.  Our address is One Millennium Way, Branchburg, New Jersey 08876, our phone number is (908) 947-1100, and our website address is www.lifecell.com.  The information contained on our website does not constitute a part of this report.

INDUSTRY OVERVIEW

Soft tissue, such as dermis, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins and blood vessels (the “tissue matrix”).  As part of the body’s natural remodeling process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix.  However, in the event that a large portion of the tissue matrix is destroyed or lost because of trauma or surgery, the body cannot regenerate the damaged portion, resulting in scar formation.  In such situations, surgeons face a number of treatment options for restoring structure, function and physiology, including the use implant materials. Alternatives include transplants from one part of the patient’s body to another (“autograft”), processed allograft tissue, processed xenograft tissue and synthetic products.

We believe the use of autograft tissue is disadvantageous due to the creation of a separate donor site wound and the associated pain, morbidity and scarring from this additional wound.  We also believe there are disadvantages of using synthetic materials and certain other biologic materials including their susceptibility to infection, resorption, encapsulation (i.e., scarring), movement away from the transplanted area (i.e., mobility), and erosion through the skin (i.e., extrusion).  Some biologic materials may include bovine collagen, which requires patient sensitivity testing.

We believe that our allograft and xenograft products may provide surgeons with benefits over other implant materials.  Our tissue matrices undergo non-damaging proprietary processing, resulting in intact acellular matrices that are strong and support tissue regeneration by way of rapid revascularization (i.e., blood supply is restored).  Our proprietary tissue processes remove cells from biological tissues to minimize the potential for specific rejection of the transplanted tissue.  Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.

OUR PRODUCTS

Reconstructive Tissue Products

AlloDerm Regenerative Tissue Matrix.  AlloDerm is donated allograft human dermis that has been processed with our non-damaging proprietary processing resulting in an intact acellular tissue matrix.  AlloDerm supports the repair of damaged tissue by providing a foundation for regeneration of normal human soft tissue.  Following transplant, AlloDerm is revascularized and repopulated with the patient’s own cells becoming engrafted into the patient. AlloDerm is a versatile scaffold and has multiple surgical applications.  AlloDerm is marketed to plastic reconstructive and general surgeons as an “off-the-shelf” alternative to other implant materials.  AlloDerm is predominately used in plastic reconstructive, general surgical, burn and periodontal procedures:

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

Today, AlloDerm is predominately used as a subcutaneous implant for the replacement of soft tissue in reconstructive surgical procedures in various areas of the body.  For example, in surgical repair of abdominal wall defects, AlloDerm is used to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofascial tissue.  We believe that AlloDerm provides an alternative to other implant materials because of its functional, biomechanical and regenerative properties. AlloDerm is also used in cancer reconstruction procedures, including breast reconstruction following mastectomy procedures.

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

Strattice Reconstructive Tissue Matrix.  In June 2007, we received clearance from FDA for a new xenograft product, Strattice™.  Strattice is porcine dermis that has been processed with our non-damaging proprietary processing that removes cells and significantly reduces a component believed to play a major role in the xenogeneic rejection response.  Strattice supports the repair of damaged tissue by allowing rapid revascularization and cell repopulation required for tissue regeneration.  In pre-clinical studies, Strattice demonstrated rapid revascularization and cell repopulation and strong healing.  We commenced marketing Strattice during the first quarter of 2008 to plastic reconstructive and general surgeons as an implant to reinforce soft tissue where weakness exists and for the surgical repair of damaged or ruptured soft tissue membranes.

Orthopedic Tissue Products

GraftJacket Regenerative Tissue Matrix.  GraftJacket is the trade name for our proprietary human allograft tissue products intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures, such as for rotator cuff tendon reinforcement.  GraftJacket is also used by podiatrists for the treatment of lower extremity wounds.  Wright Medical Group, Inc. is our exclusive distributor for GraftJacket in the United States and certain international markets.

AlloCraft DBM.  AlloCraft DBM is a proprietary human allograft bone-grafting product that combines demineralized bone and micronized acellular human dermal matrix to form a putty-like material.  AlloCraft DBM is intended for use as a bone void filler in various orthopedic surgical procedures.  Stryker Corporation is our exclusive distributor for AlloCraft DBM in the United States.

Urogynecologic Tissue Products

Repliform Regenerative Tissue Matrix.  Repliform is the trade name for our proprietary human allograft tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in urogynecologic surgical procedures.  Since 1997, surgeons have used Repliform in urogynecologic procedures as a bladder sling in the treatment of stress urinary incontinence and for the repair of pelvic floor defects.

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

Product / Clinical Applications	Targeted U.S. Annual Procedures (1)	Revenue per Procedure (2)
Reconstructive Tissue Products
Head and neck	70,000	$ 200 - $ 800
Abdominal wall	150,000	$ 2,500 - $10,000
Breast reconstruction	60,000	$1,500 - $4,000
Orthopedic Tissue Products
Tendon and ligament repair	220,000	$300 - $1,000
Lower extremity wounds	200,000	$400 - $ 550
Spine procedures	200,000	$150 - $650
Urogynecologic Tissue Products
Bladder sling	100,000	$350 - $ 650
Pelvic floor reconstruction	55,000	$650 - $1,300

1.
The targeted annual procedures represent our estimate of the number of procedures in the United States where our products could be used, not the actual number of procedures where our products are used.

2.	Revenue per procedure represents our estimate of the product revenue per procedure that could be recognized by us in each of the targeted applications.

MARKETING AND DISTRIBUTION

We currently market AlloDerm in the United States for plastic reconstructive, general surgical and burn applications through our direct sales and marketing organization.  We also commenced marketing Strattice through our direct sales and marketing organization during the first quarter of 2008.  As of December 31, 2007, we had a sales, marketing and customer service staff of 117 persons, including 89 in our domestic sales organization.  Our sales representatives are responsible for interacting with plastic surgeons; general surgeons; ear, nose and throat surgeons; and burn surgeons to educate them regarding the use and potential benefits of our reconstructive tissue products.  We also participate in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposia.

BioHorizons Implant Systems, Inc., is our exclusive distributor in the United States and certain international markets of AlloDerm for use in periodontal applications.  Wright Medical Group is our exclusive distributor in the United States and certain international markets for GraftJacket.  Stryker Corporation is our exclusive distributor in the United States for AlloCraft DBM. Boston Scientific Corporation is our exclusive worldwide sales and marketing agent for Repliform for use in urogynecology.

HUMAN TISSUE PROCUREMENT

In 2007, we obtained all of our donated human cadaveric tissue from tissue banks and organ procurement organizations in the United States. These tissue banks and organ procurement organizations are subject to Federal and state regulations.  In addition, we require supplying tissue banks and organ procurement organizations to comply with voluntary procedural guidelines outlined by the American Association of Tissue Banks (“AATB”).  The AATB is recognized for the development of industry standards and its program of inspection and accreditation.  The AATB provides a standards-setting function and has procedures for accreditation similar to the International Standards Organization (“ISO”) standards. We are accredited by the AATB.

We believe that we have established adequate sources of donated human tissue to satisfy the expected demand for our allograft tissue based products in the foreseeable future.  To date, we have not experienced any material difficulty in procuring adequate donated cadaveric tissue.

GOVERNMENT REGULATION

Overview

Government regulation, both domestic and foreign, is a significant factor in the processing, marketing and distribution of our current products and products that we are developing.  In the United States, our  products are subject to regulation by the FDA.  The FDA administers the Federal Food, Drug and Cosmetic Act (“FDC Act”) and the Public Health Service Act (“PHS Act”).  These statutes and implementing regulations govern the design, testing, manufacturing, labeling, storage, record keeping, approval, advertising and promotion of our products.

Once our products are on the market, they are subject to pervasive and continuing regulation by the FDA.  We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements.  The FDA may impose a wide range of enforcement sanctions if we fail to comply, including:

• fines;	• total or partial suspension of production;
• injunctions;	• refusal of the government to authorize the marketing of new
• civil penalties;	products or to allow us to enter into supply contracts; and
• recall or seizure of our products;	• criminal prosecution.

FDAClassification of Our Products

We believe that AlloDerm, GraftJacket and Repliform satisfy the FDA’s requirements to be considered HCT/P’s eligible for regulation solely as human tissue and therefore, we have not obtained prior FDA clearance or approval for commercial distribution of these products.  AlloCraft DBM is regulated as an HCT/P and medical device and received 510(k) clearance from the FDA in December 2005.

Strattice is regulated as a medical device and received 510(k) clearance from the FDA in June 2007 for use as a soft tissue patch to reinforce tissue where weakness exists (e.g., hernias) and for surgical repair of damaged or ruptured soft tissue membranes.  In October 2007, we received an additional 510(k) clearance for the use of Strattice for soft tissue reinforcement in surgical procedures intended to repair rotator cuff tissue.

FDA’s Human Tissue Regulation

The FDA’s regulatory requirements for human allografts are complex and constantly evolving.  In 2001, the FDA issued a final rule requiring manufacturers of human cellular and tissue-based products to register their establishments and list their products with the FDA.  The 2001 final rule sets forth the FDA’s test for determining whether an HCT/P is eligible for tissue regulation (as opposed to medical device or biologic regulation).  A product containing human tissue may be regulated solely as a human cellular and tissue-based product or it may also be subject to regulation as a medical device or biologic.  The FDA will apply human tissue regulation to an HCT/P that is: (i) minimally manipulated; (ii) intended for homologous use; (iii) is not combined with a device, drug or biologic (with limited exceptions); and (iv) does not have a systemic effect and is not dependent upon metabolic activity for its primary function (with certain exceptions).  HCT/Ps generally may be commercially distributed without prior FDA clearance or approval.

The FDA has also issued regulations that require tissue donors to be screened and tested for relevant communicable diseases and require manufacturers of HCT/Ps to follow good tissue practice (“GTP”) in their recovery, processing, storage, labeling, packaging and distribution of HCT/Ps in order to prevent the introduction, transmission or spread of communicable diseases.  Moreover, the FDA has the authority to inspect our facilities and to detain, recall or destroy our products and order us to cease manufacturing if we fail to comply with these requirements.  The new regulations also require us to report adverse reactions and deviations from donor screening and other applicable requirements.

FDA’s Medical Device Regulation

A medical device generally may be marketed in the United States only with the FDA’s prior authorization.  Devices classified by the FDA as posing less risk are placed in class I or class II.  Class II devices (and some class I devices) generally require the manufacturer to seek “510(k) clearance” from the FDA prior to marketing by filing a "premarket notification," unless the device is exempt from this requirement by regulation.  Such clearance generally is granted based upon a finding that a proposed device is substantially equivalent in intended use and safety and effectiveness to a predicate device.  This refers to a legally marketed class I or II device that already has 510(k) clearance or that is a pre-amendment class III device (in commercial distribution prior to May 28, 1976 and for which the FDA has not called for PMA applications (defined below)).  Even if a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness or that would constitute a major change in the intended use of the device will require a new 510(k) submission or, possibly, a PMA application.  In addition to 510(k) clearance requirements, class II devices can be subject to special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines) that do not apply to class I devices.

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

Our medical device products are subject to pervasive and continuing post-market regulation, including labeling regulations, the Quality System Regulation,  medical device reporting regulations (which require that a manufacturer report to the FDA certain types of adverse events involving its products) and the FDA’s general prohibitions against promoting products for unapproved or “off label” uses and against making false or misleading statements to promote products.

National Organ Transplant Act

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (“NOTA”), which prohibits the acquisition of certain human organs, including skin and related tissue for valuable consideration, but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin.  We reimburse tissue banks and organ procurement organizations for their expenses associated with the recovery, storage and transportation of donated human skin that they provide to us for processing.  We include in our pricing structure the fees paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies.  NOTA does not apply to xenograft tissue products.

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

International Regulation

The regulation of our products outside the United States varies by country and is complex and constantly evolving.  A limited amount of our human tissue products are currently distributed in several countries internationally.  Certain countries regulate our human tissue products as pharmaceutical products, requiring us to make extensive filings and obtain regulatory approvals before selling our product.  Certain countries classify our products as human tissue for transplantation, but may restrict its import or sale.  Certain foreign countries have laws similar to NOTA.  These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Other countries have no applicable regulations regarding the import or sale of human tissue products similar to our products, creating uncertainty as to what standards we may be required to meet.

We plan to pursue clearance to distribute Strattice in certain countries outside the United States. Additionally, we may pursue clearance to distribute other products in certain other countries in the future.  The uncertainty of the regulations in each country may delay or impede the marketing of our products in the future or impede our ability to negotiate distribution arrangements on favorable terms.  Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.

RESEARCH AND DEVELOPMENT

Our research and development is focused on leveraging our core understanding of biological tissues in order to develop biosurgery products that fulfill unmet clinical needs.  Our strategy balances our investment in research, product development and clinical studies aimed at enhancing our current products and ensuring a future stream of innovative new products.  Our research and development and clinical initiatives include programs designed to support the marketing of our products in current clinical applications and potentially extend their use into new surgical.  In 2008, we intend to focus a significant amount of effort on clinical trials to support potential marketing claims for our products and on the development of potential new surgical applications for Strattice.  Additionally, we have a variety of programs designed to expand our product line in the rapidly growing biosurgery market.  Such programs include the investigation of novel biomaterials, alone or in combination with our tissue matrix products.  Products that we develop in the future may be regulated by the FDA as HCT/P’s, medical devices or biologics.

Our research activities are funded by current operations, as well as research grants obtained through external organizations, including the National Institutes of Health and the Department of Defense.  Our research and development costs in 2007, 2006 and 2005 for all programs were approximately $23.5 million, $16.5 million and $10.3 million, respectively.  Research grant revenues recognized during 2007, 2006 and 2005 were $612,000, $1.0 million and $1.1 million, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

Our ability to compete effectively with other companies is dependent materially upon the proprietary nature of our technologies.  We rely primarily on patents, trade secrets and confidentiality agreements to protect our technologies.

There are certain primary patents and patent applications that we rely upon to protect our technology.  Two issued United States patents and one allowed United States patent application cover methods of producing our tissue-based products and products made by some of these methods. Eight additional United States patents and twelve pending United States patent applications supplement these patents and cover methods and apparatus for preparation, preservation and freeze-drying without the damaging effects of ice crystal formation.   Additionally, we license rights to additional technologies, some of which are protected by patents owned by others.

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

We have federal trademark or service mark registrations that we currently use for LifeCell, which concern processing and preserving tissue samples; for AlloDerm, which concerns our human allograft tissue matrix products; for Strattice, our xenograft tissue matrix product; and for Repliform, the version of AlloDerm for urology and gynecology.  GraftJacket is a registered trademark of Wright Medical Group.  AlloCraft DBM is a registered trademark of Stryker Corporation.

COMPETITION

The medical technology field is undergoing rapid and significant technological change.  Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies.  Our products compete with autologous tissue and various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin.

Our tissue matrix products compete with synthetic surgical mesh products marketed by such large medical device companies as Johnson & Johnson; C.R. Bard; W.L. Gore & Associates; and Integra Life Sciences Holdings Corporation.  They also compete with animal-derived products marketed by companies such as C.R. Bard; Cook, Inc.; and Tissue Science Laboratories, plc.  Two tissue processors, Musculoskeletal Transplant Foundation (“MTF”) and Tutogen, distribute human tissue-based products that compete with our products.  MTF distributes its products through a direct sales force and through Synthes, Inc. and Johnson & Johnson.  Tutogen distributes its products through C.R. Bard and Mentor.

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

EMPLOYEES

At December 31, 2007, we had 443 employees, of which 117 were employed in sales, marketing and customer service; 217 in production and quality assurance; 71 in research and development; and 38 in administration and accounting.

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

During the years ended December 31, 2007, 2006 and 2005, revenues from the distribution of AlloDerm represented approximately 88%, 85% and 79%, respectively, of our product revenues.  Surgeons will not use our products unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies.  Even if the advantage of our products is established as clinically significant, surgeons may not elect to use such products for any number of reasons.  Consequently, surgeons, health care payers and patients may not accept our current products or products under development.  Broad market acceptance of our products may require the training of numerous surgeons and clinicians, as well as conducting or sponsoring clinical studies to demonstrate the benefits of such products.  The amount of time required to complete such training and studies could result in a delay or dampening of such market acceptance.  If we are unable to maintain or increase our revenues from the distribution of our AlloDerm products, our financial condition and results of operations would be materially and adversely affected.  Additionally, if we were unable to replace such revenue from existing or new products, the market price of our stock could be negatively affected.

Failure to comply with government regulations applicable to our products could adversely affect the marketing of such products and therefore our financial condition and results of operations could be materially and adversely affected.

Once our products are on the market, they are subject to pervasive and continuing regulation by the FDA.  We are subject to inspection at any time by the FDA and state agencies for compliance with regulatory requirements.  Failure to comply with any applicable regulatory requirements could result in civil and criminal enforcement actions, as well as fines and other penalties.  Moreover, the FDA has the authority to detain, recall or destroy our products and order us to cease manufacturing and distribution if we fail to comply with these requirements. A few, but increasing number of states including Florida, California, Illinois, New York and Maryland, impose their own regulatory requirements on transplanted human tissue.  Our financial condition and results of operations and cash flows could be materially and adversely affected by a finding of noncompliance with governmental regulations and the imposition of fines or penalties, recalls or any disruption in our ability to market our current products.

FDA could disagree with our conclusion that AlloDerm, GraftJacket and Repliform products satisfy the FDA’s requirements for regulation solely as human tissue.  If FDA were to impose medical device or biologic regulation on one or more of these products, it would adversely affect their marketing and therefore our financial condition and results of operations would be materially and adversely affected.

We believe that our AlloDerm, GraftJacket and Repliform products satisfy the FDA’s requirements to be considered HCT/P’s eligible for regulation solely as human tissue, and therefore, we have not obtained prior FDA clearance or approval for commercial distribution of these products.  If FDA were to disagree with our determination as to any of these products, or were to prospectively alter the requirements for HCT/P eligibility, the agency could prohibit the marketing of these products until we met stringent medical device or biologic premarket clearance or approval requirements, which could include obtaining extensive supporting clinical data.  In that event, our financial condition and results of operations and cash flows could be materially and adversely affected.

We may not be able to obtain required premarket clearance or approval of our products for new intended uses, resulting in an adverse impact on our financial condition and results of operations.

Our determination that AlloDerm, GraftJacket and Repliform products are eligible for regulation as HCT/P’s is limited to their current intended uses.  In the future, we may wish to market AlloDerm, GraftJacket and Repliform for new intended uses.  Based on such new uses, our products may also be regulated as medical devices or biologics, requiring premarket clearance or approval and adherence to the FDA’s medical device or biologic regulations.  Additionally, the FDA could prohibit distribution of our existing products for new uses until clearance or approval is obtained.  We do not know if clearance or approval for new uses of existing products, or new products could be obtained in a timely fashion, or at all.  Such clearance or approval process could include a requirement to provide extensive supporting clinical data.

Even if a device receives 510(k) clearance, such as Strattice, any modification we wish to make that could significantly affect its safety or effectiveness or that would constitute a major change in the intended use of the device will require a new 510(k) submission or, possibly, a PMA application.  The FDA could prohibit distribution of the modified product until clearance or approval is obtained.  We do not know if clearance or approval could be obtained in a timely fashion, or at all.  Such clearance or approval process could include a requirement to provide extensive supporting clinical data.

Our financial condition and results of operations and cash flows could be materially and adversely affected by a change in the regulatory classification of our products resulting in a disruption in our ability to market such products and the expense associated with providing extensive clinical data, if required by the FDA.

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

Certain of our products contain donated human cadaveric tissue and therefore have the potential for disease transmission which may result in patient claims.

AlloDerm, GraftJacket, AlloCraft DBM and Repliform contain donated human cadaveric tissue.  The implantation of tissue products derived from donated cadaveric tissue creates the potential for transmission of communicable disease.  Although we comply with Federal and state regulations and voluntary AATB guidelines intended to prevent communicable disease transmission, and our tissue suppliers are also required  to comply with such  regulations, there can be no assurance that:

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

Our business exposes us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products.  We are currently named as a defendant in a number of lawsuits that are related to the distribution of our products.  Although we intend to vigorously defend against these actions, there can be no assurance that we will prevail.   We maintain product liability insurance; however, we cannot be certain that:

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

Our business is dependent on the availability of donated human cadaveric tissue.  We currently receive human tissue from United States tissue banks and organ procurement organizations.  Over the past few years, demand for our products has increased substantially and our requirements for donor tissue have also increased substantially.  Although we have met such demand and have established what we believe to be adequate sources of donated human tissue to satisfy the expected demand for our human tissue products in the foreseeable future, we cannot be sure that donated human cadaveric tissue will continue to be available at current levels or will be sufficient to meet our future needs.  If our current sources can no longer supply human cadaveric tissue or our requirements for human cadaveric tissue exceed their current capacity, we may not be able to locate other sources on a timely basis, or at all.  Any significant interruption in the availability of human cadaveric tissue would likely cause us to slow down the processing and distribution of our human tissue products, which could adversely affect our ability to supply the needs of our customers and materially and adversely affect our results of operations and our relationships with our customers.

Negative publicity concerning the use of donated human tissue in medical procedures could reduce the demand for our products and negatively impact the supply of available donor tissue.

Negative publicity concerning the use and method of obtaining donated human tissue that is used in medical procedures could reduce the demand for our products or negatively impact the willingness of families of potential donors to agree to donate tissue, or tissue banks to provide tissue to us. In such event, we might not be able to obtain adequate tissue to meet the needs of our customers and our results of operations and our relationships with our customers could be materially and adversely affected.

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

All of our operations are currently conducted at a single location and any disruption at our facility could materially and adversely affect our revenues and results of operations.

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

The medical technology field is undergoing rapid and significant technological change.  Our success depends upon our ability to develop and commercialize efficient and effective products based on our technologies.  Our products compete with autologous tissue and various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin.

Our tissue matrix products compete with synthetic surgical mesh products marketed by such large medical device companies as Johnson & Johnson; C.R. Bard; W.L. Gore & Associates; and Integra Life Sciences Holdings Corporation.  They also compete with animal-derived products marketed by companies such as C.R. Bard; Cook, Inc.; and Tissue Science Laboratories, plc.  Two tissue processors, Musculoskeletal Transplant Foundation (“MTF”) and Tutogen, distribute human tissue-based products that compete with our products.  MTF distributes its products through a direct sales force and through Synthes, Inc. and Johnson & Johnson.  Tutogen distributes its products through C.R. Bard and Mentor.

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

We rely upon independent sales and marketing agents and distributors to generate part of our revenues.

Our independent sales and marketing agents and distributors generated 12% of our total product revenue in the year ended December 31, 2007.  Wright Medical Group, our exclusive distributor for GraftJacket, represented 5% of our total product revenues in 2007.  No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2007.

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

Product development is subject to risks and uncertainties.  We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new clinical applications for current products and new products.  The completion of development of any new products, including obtaining regulatory approval, remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

•	unanticipated technical problems;
•	obtaining regulatory approval of such products, if required
•	manufacturing difficulties;
•	the possibility of significantly higher development costs than anticipated, and
•	gaining customer acceptance.

In June 2007, we received 510(k) clearance from the FDA for Strattice, a new xenograft tissue product developed by us.  In pre-clinical studies, Strattice demonstrated rapid revascularization and cell repopulation and strong healing.   A significant amount of our research and development initiatives in 2008 include clinical programs designed to support the marketing of Strattice in current clinical applications and to potentially extend its use into new surgical applications.  The results of our pre-clinical and clinical studies may not be sufficient to gain surgeon customer acceptance of this new product.

Additionally, health care payers' approval of reimbursement for new products in development may be an important factor in establishing market acceptance.  If we are unable to successfully develop and commercialize new products, including Strattice, our future revenues and profitability could be materially and adversely affected.

We may need additional capital to acquire complementary products or businesses, and it is uncertain whether such capital will be available.

We believe that our current cash resources, together with anticipated cash from ongoing operating activities, will be sufficient to fund our planned operations, research and development programs and fixed asset additions in the foreseeable future.  However, we may determine that we require additional funds to meet our long-term objectives, including the completion of potential acquisitions, and there can be no assurance that our financial sources will be sufficient and, as a result, we may need additional funding.  We have no commitments for any future funding, and there can be no assurance that we will be able to obtain additional financing in the future from debt or equity financings, collaborative arrangements or other sources on terms acceptable to us, or at all.  Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants.  Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies, products or marketing territories.

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

Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the failure to maintain, increase, or replace revenues from the sale of our AlloDerm products;
•	the failure to comply with government regulations, including the FDA;
•	changes in the regulatory classification of our products;
•	our inability to obtain required premarket clearance or approval of our products for new intended uses;
•	limitations on the pricing of our allograft products;
•	potential for disease transmission by our products;
•	claims for damages by third parties, including product liability claims;
•	our dependence on a limited number of sources for human cadaveric tissue;
•	negative publicity about the use of donated human tissue in medical procedures;
•	changes in third-party reimbursement practices;
•	disruption to our operations;
•	the effects of competition;
•	our inability to protect our intellectual property;
•	reliance on independent sales and marketing agents and distributors to generate part of our revenues;
•	our inability to develop and commercialize new products; and
•	the other factors listed under “Risk Factors” in this annual report on Form 10-K.

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

SUPERVISION AND REGULATION – SECURITIES AND EXCHANGE COMMISSION

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

Our headquarters are located in Branchburg, New Jersey.  The facility, which includes office, laboratory, manufacturing and warehouse space, consists of approximately 120,000 square feet of space under an operating lease agreement that expires in November 2015 and contains one five-year renewal option.  We believe that our current facility will be sufficient to meet our anticipated needs for the next several years.

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

In addition, several suits, including two class actions have been filed in Federal Court in Rochester, New York and Philadelphia Court of Common Pleas that seek compensatory damages from BTS and all processing defendants that received and used BTS-originated tissue, including us.  Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue.  The cases which have been transferred to the MDL will be the subject of motions to dismiss.

There has also been approximately 30 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring.  None of the individual plaintiffs claim any present physical injury.  With the exception of twelve cases that were filed in the State Court in New Jersey and four cases in the State Court in Pennsylvania, all of the individual cases have been transferred to the MDL.

Finally, we have been named in two cases filed in the State Court of New Jersey in which those plaintiffs allege to have contracted a disease from our product (“Turpyn” and “Guzman”).  Those cases are in the earliest stages of discovery and it is not presently confirmed that either plaintiff has been diagnosed with a disease nor is it known whether there is any causal relationship to our product.

We intend to vigorously defend each case.  We will pursue dismissal of all cases which do not involve our product being at issue.  We believe it is not currently possible to estimate the likelihood of an unfavorable outcome and/or the impact, if any, the ultimate resolution of these cases could have on our operations, financial position or cash flow. We maintain insurance coverage for events and in amounts that it deems appropriate.  There can be no assurance that the level of insurance maintained will be sufficient to cover the claims or that the all of the claims will be covered by the terms of any insurance.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Market under the symbol “LIFC.”  On February 25, 2008, the last reported sale price for our common stock on the National Market was $36.80 per share.  The following table sets forth the high and low sales information for our common stock for the periods indicated, as reported by the NASDAQ Global Market.

	Price Range
	2007		2006
	High	Low	High	Low
First Quarter	$25.82	$21.88	$24.05	$18.09
Second Quarter	32.66	24.41	31.98	20.95
Third Quarter	38.75	29.70	33.00	24.78
Fourth Quarter	48.28	37.50	33.39	20.94

As of February 25, 2007, there were approximately 255 registered holders of our common stock.

Stockholder Return Performance Graph

The graph below summarizes the total cumulative return experienced by LifeCell’s stockholders during the five-year period ended December 31, 2007, compared to the NASDAQ Pharmaceuticals Index and the NASDAQ Market Index. The changes for the periods shown in the graph and table are based on the assumption that $100.00 had been invested in LifeCell Common Stock and in each index below on January 1, 2002, and that all cash dividends were reinvested.

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

The following table sets forth certain selected financial data of LifeCell for each of the years in the five-year period ended December 31, 2007, derived from the audited financial statements.  This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except for per share data)	2007	2006	2005	2004	2003
Operating Results:
Revenues:
Product revenues	$190,518	$140,647	$93,326	$58,751	$38,577
Research grant revenues	612	1,033	1,072	2,376	1,672
Total revenues	191,130	141,680	94,398	61,127	40,249
Costs and expenses:
Costs of products sold	56,090	40,856	29,205	17,755	12,241
Research and development	23,547	16,500	10,349	7,860	5,396
General and administrative	24,580	18,618	11,945	8,214	5,594
Selling and marketing	43,480	32,376	24,736	20,311	14,940
Total costs and expenses	147,697	108,350	76,235	54,140	38,171
Income from operations	43,433	33,330	18,163	6,987	2,078
Interest and other income (expense),net	4,028	2,793	1,013	222	(28)
Income before income taxes	47,461	36,123	19,176	7,209	2,050
Income tax provision (benefit)	20,578	15,654	7,132	25	(16,622)
Net income	$26,883	$20,469	$12,044	$7,184	$18,672
Net income per common share:
Basic	$0.81	$0.62	$0.39	$0.26	$0.85
Diluted	$0.78	$0.60	$0.36	$0.22	$0.70
Shares used in computing net income per common share:
Basic	33,345	32,769	30,887	27,553	22,094
Diluted	34,534	34,007	33,348	31,974	26,632
Balance Sheet:
Cash and cash equivalents	$26,819	$10,000	$21,272	$10,084	$7,387
Investments	71,103	67,846	26,795	17,002	11,133
Working capital	128,331	94,711	73,209	38,911	23,283
Total assets	216,998	157,121	106,998	72,093	58,273
Retained earnings (deficit)	20,694	(5,972)	(26,441)	(38,485)	(45,669)
Total stockholders’ equity	171,202	129,299	92,070	63,448	52,379

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We develop, process and market biological soft tissue repair products made from allograft and xenograft  tissue.  Surgeons use our products to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.  Our allograft products include: AlloDerm, for plastic reconstructive, general surgical, burn and periodontal procedures; GraftJacket, for orthopedic applications and lower extremity wounds; AlloCraftDBM, for bone grafting procedures; and Repliform, for urogynecologic surgical procedures.  In June 2007, we received clearance from FDA for a new xenograft product, Strattice, which is intended for certain plastic reconstructive and general surgical procedures.  We commenced marketing Strattice during the first quarter of 2008.  Our research and development initiatives include programs designed to support the marketing of our products in current clinical applications, potentially extend their use into new surgical applications and to expand our product line in the rapidly growing biosurgery market.

Revenue and Expenses

Revenues.  We market AlloDerm for plastic reconstructive, general surgical and burn applications through our direct sales organization.  AlloDerm is primarily sold to hospitals for use by general and plastic surgeons.  Our products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  Our strategic sales and marketing partners include: Wright Medical Group, Inc. for GraftJacket and GraftJacket Xpress; Stryker Corporation for AlloCraftDBM; Boston Scientific for Repliform; and BioHorizons for periodontal applications of AlloDerm.  In 2008, we expect our revenues to increase as we introduce Strattice and further penetrate the reconstructive market.

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

Cost of products sold.  Cost of products sold consists primarily of fees paid to tissue recovery organizations, tissue procurement support costs, labor, overhead and supplies costs related to the processing of our tissue-based products.  Cost of products sold also includes depreciation, freight, handling and packaging costs.  In 2008, we expect cost of products sold to remain at approximately the same percentage of revenue as in 2007.

Research and development.  Research and development, or R&D, expenses consist primarily of personnel costs within our research, product development and clinical functions, as well as the costs associated with pre-clinical and clinical studies and other product development related costs.  We expense all R&D costs in the period incurred.  R&D expenditures are expected to increase as a same percentage of revenue in 2008.

General and administrative.  General and administrative, or G&A, expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology, human resources and regulatory affairs functions, as well as legal fees, accounting fees and insurance costs.  In 2008, we expect G&A costs to increase as we add personnel to support the growth in the company, however, we anticipate a slight decrease in G&A costs as a percentage of total revenue.

Selling and marketing.  Selling and marketing expenses consist primarily of personnel costs within our sales, marketing and customer support functions, commissions paid to our sales representatives and costs associated with medical education, market research and promotional activities.  In 2008, we expect sales and marketing expenses to increase due to the expansion of our sales force by 14 at the end of 2007, and higher marketing costs associated with the product launch of Strattice.

RESULTS OF OPERATIONS

The following table includes information from our Statements of Operations, the relative percentage that those amounts represent to total revenue and the percentage change in those amounts from period to period.

	12 Months Ended			% of Total Revenue			% Increase (Decrease)
							2007	2006
							vs.	vs.
	2007	2006	2005	2007	2006	2005	2006	2005
Net Revenues:
Reconstructive revenues	$170,411	$122,802	$78,394	89%	87%	83%	39%	57%
Orthopedic revenues	12,286	9,695	7,785	6%	7%	8%	27%	25%
Urogynecologic revenues	7,821	8,150	7,147	4%	6%	8%	(4%)	14%
Product Revenues	190,518	140,647	93,326	99%	99%	99%	35%	51%
Research Grant Revenues	612	1,033	1,072	1%	1%	1%	(41%)	(4%)
Total Net Revenues	191,130	141,680	94,398	100%	100%	100%	35%	50%

Costs and Expenses:
Cost of Products Sold	56,090	40,856	29,205	29%	29%	31%	37%	40%
Research and Development	23,547	16,500	10,349	12%	12%	11%	43%	59%
General and Administrative	24,580	18,618	11,945	13%	13%	13%	32%	56%
Selling and Marketing	43,480	32,376	24,736	23%	23%	26%	34%	31%
Total Costs and Expenses	147,697	108,350	76,235	77%	76%	81%	36%	42%

Income from Operations	43,433	33,330	18,163	23%	24%	19%	30%	84%

Share-Based Payments

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options and restricted stock based on estimated fair values.   Stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $9.7 million and $8.6 million, respectively.  Detail of the stock-based compensation expense by financial statement caption, including the stock-based compensation as a percentage of revenue, was as follows:

	Year Ended December 31, 2007		Year Ended December 31, 2006
(dollars in thousands)	Dollars	% of revenue	Dollars	% of revenue
Cost of products sold	$871	*	$1,476	1%
Research and development	2,673	1%	2,015	1%
General and administrative	3,956	2%	3,761	3%
Selling and marketing	2,230	1%	1,363	1%
Total stock-based compensation	$9,730	5%	$8,615	6%
* less than 1%

At December 31, 2007, there was $12.6 million of total unrecognized compensation costs related to non-vested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.

Years Ended December 31, 2007 and 2006

Revenues

Total revenues for the year ended December 31, 2007 increased by $49.5 million, or 35%, to $191.1 million compared to $141.7 million for the same period in 2006.  The increase was primarily attributable to a 35% increase in product revenues to $190.5 million in the current period as compared to $140.6 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased by $47.6 million, or 39%, to $170.4 million in the year ended December 31, 2007 compared to $122.8 million in the same period in 2006.  The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures.  AlloDerm revenues increased 40% to $167.1 million in the year ended December 31, 2007 compared to $119.4 million in the same period of 2006.

Orthopedic product revenue grew by $2.6 million, or 27%, to $12.3 million in the year ended December 31, 2007 from $9.7 million in 2006.  This revenue growth resulted primarily from increased demand for our GraftJacket products.  GraftJacket revenues were $10.3 million in 2007 compared to $8.0 million in the same period in 2006.

Our independent sales and marketing agents and distributors generated 12% of our total product revenue in the year ended December 31, 2007 compared to 15% in 2006.  Wright Medical Group represented 5% of our total product revenues in 2007 compared to 6% for the same period in 2006.  No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2007.

Research grant revenues were $612,000 in 2007 compared to $1.0 million in 2006.

Costs and expenses

Cost of products sold for the year ended December 31, 2007 was $56.1 million, or 29% of product revenues, compared to cost of products sold of $40.9 million, or 29% of product revenue for the same period in 2006.

Total research and development expenses increased by $7.0 million, or 43%, to $23.5 million in the year ended December 31, 2007 compared to $16.5 million for the same period in 2006.  The increase was primarily attributable to higher: (i) professional fees and expenses related to pre-clinical studies, (ii) compensation expenses and (iii) operating supplies.

General and administrative expenses increased by $6.0 million, or 32%, to $24.6 million in the year ended December 31, 2007 compared to $18.6 million for the same period in 2006.  The increase was primarily attributable to higher:  (i) compensation expenses (ii) consulting fees (iii) legal fees (iv) employee recruitment expenses and (v) losses on disposal of fixed assets.

Selling and marketing expenses increased by $11.1 million, or 34%, to $43.5 million for the year ended December 31, 2007 compared to $32.4 million for the same period in 2006.  The increase was primarily attributable to higher:  (i) selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii)  marketing and medical education program expenses for AlloDerm and (iii) professional fees primarily related to marketing of product.  Selling and marketing expenses included agent fees of $3.6 million and $3.7 million, respectively, in the years ended December 31, 2007 and 2006.

Interest and other income, net

Interest and other income, net increased by $1.2 million, or 44%, to $4.0 million in the year ended December 31, 2007 compared to $2.8 million in the same period in 2006 due to an increase in interest income resulting from a higher level of invested cash and higher rate of return.

Income tax provision

The provision for income taxes increased by $4.9 million, or 31%, to $20.6 million in the year ended December 31, 2007 compared to $15.7 million in the same period in 2006 resulting in an effective income tax rate of 43.4% in 2007 and 43.3% in 2006.

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

Total research and development expenses increased by $6.2 million, or 59% to $16.5 million in the year ended December 31, 2006 compared to $10.3 million for the same period in 2005.  The increase was primarily attributable to higher: (i) payroll and related expenses associated with increased headcount and annual merit increases, (ii) stock-based compensation expense, (iii) professional fees and expenses related to pre-clinical studies, and (iv) operating supplies.

General and administrative expenses increased by $6.7 million, or 56% to $18.6 million in the year ended December 31, 2006 compared to $11.9 million for the same period in 2005.  The increase was primarily attributable to higher:  (i) stock-based compensation expense, (ii) payroll and related expenses associated with increased headcount and annual merit increases, (iii) employee recruitment expenses and (iv) professional fees primarily related to business development activities.

Selling and marketing expenses increased by $7.7 million, or 31% to $32.4 million for the year ended December 31, 2006 compared to $24.7 million for the same period in 2005.  The increase was primarily attributable to higher:  (i) selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force, (ii) stock-based compensation expense and (iii) marketing and medical education program expenses for AlloDerm.  Selling and marketing expenses included agent fees of $3.7 million and $3.4 million, respectively, in the years ended December 31, 2006 and 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had $26.8 million in cash and cash equivalents, $64.2 million in short-term marketable securities and $6.9 million in long-term marketable securities.  Working capital increased to $128.3 million at December 31, 2007 from $94.7 million at December 31, 2006.  The increase in working capital resulted primarily from increases in inventories, cash and cash equivalents and prepayments partially offset by an increase in accrued liabilities and accounts payable.

We generated $29.2 million of positive cash flow from operating activities for the year ended December 31, 2007 compared to $35.6 million for the same period in 2006.  The positive cash flow from operating activities in 2007 was principally due to higher net income after adjustments for non-cash items and accrued liabilities associated with our growth, partially offset by a planned increase in inventories to support anticipated growth and an increase in prepayments and other assets.

Our net cash used in investing activities for the year ended December 31, 2007 was $17.3 million compared to $54.8 million for the year ended December 31, 2006.  The decrease was primarily due to a decrease in the purchase of investments in 2007.  Capital expenditures were $12.4 million in 2007 compared to $13.8 million in 2006 and consisted primarily of leasehold improvements related to a facility expansion and the purchase of manufacturing and computer equipment.

Our financing activities generated $4.9 million for the year ended December 31, 2007 compared to $7.9 million for the same period in 2006.  In 2007 and 2006, the cash generated from financing activities resulted from cash proceeds received from the exercise of common stock options and the related excess tax benefits realized.

The following table reflects a summary of our contractual cash obligations as of December 31, 2007:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$8,615	$1,141	$2,275	$2,114	$3,085
Licensing agreement	10,500	750	2,000	2,500	5,250
Total contractual cash obligations	$19,115	$1,891	$4,275	$4,614	$8,335

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

At the end of 2005, we commenced a multi-year facility expansion at our Branchburg, New Jersey facility to increase office space, research labs and processing capacity.  Capital expenditures associated with the ongoing facility project are estimated to be approximately $13.1 million in 2008.

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

Inflation

We do not believe that inflation has had a material impact on our results of operations for the years ended December 31, 2007, 2006 and 2005.

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

Accounts receivable.  We maintain an allowance for estimated bad debt losses on our accounts receivable based upon our historical experience and any specific customer collection issues that we have identified.  Since our accounts receivable are not concentrated within a relatively few number of customers, we believe that a significant change in the liquidity or financial position of any one customer would not have a material adverse impact on the collectability of our accounts receivable and therefore our future operating results.  While bad debt losses depend to a large degree on future economic conditions affecting our customers, we do not anticipate significant bad debt losses in 2008.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position. FIN 48 indicates that an enterprise shall initially recognize the financial statement effects of a tax position when it is more likely than not of being sustained on examination, based on the technical merits of the position. In addition, FIN 48 indicates that the measurement of a tax position that meets the more likely than not threshold shall consider the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. This interpretation is effective for fiscal years beginning after December 15, 2006.  Our adoption of adopting FIN 48 on January 1, 2007 did not have a material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope.  The implementation of SFAS 157 is not expected to have a material impact on our results of operations, financial position or cash flows.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities.  A change in interest rates would not have a material impact on our results of operations.  Although our investments are available for sale, we generally hold such investments to maturity.  Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity.  Net unrealized gains and losses were not material at December 31, 2007 or 2006.

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

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of 2007, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Background of Directors

The persons listed below served as our directors during the year ended December 31, 2007.

Nominee	Age	Position with the Company	Director Since
Paul G. Thomas	52	Chairman of the Board, President and Chief Executive Officer	1998
Michael E. Cahr (1)	67	Director	1991
David Fitzgerald (2) (3) (4)	74	Director	2001
James G. Foster (4) (5)	61	Director	1995
David W. J. McGirr (6)	53	Director	2007
Michael R. Minogue (2)	40	Director	2005
Robert P. Roche, Jr. (3)	52	Director	2005
Martin P. Sutter (7)	52	Director	2003

(1) Chairman of the Audit Committee until November 12, 2007 when he retired from the Board of Directors.
(2) Member of the Nominating and Corporate Governance Committee.
(3) Member of the Compensation Committee.
(4) Member of the Audit Committee.
(5) Chairman of the Compensation Committee.
(6) Chairman of the Audit Committee effective November 12, 2007.
(7) Chairman of the Nominating and Corporate Governance Committee and Presiding Director.

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors.

Paul G. Thomas.  Mr. Thomas has served as Director, President and Chief Executive Officer of LifeCell since October 1998.  Mr. Thomas was elected Chairman of the Board in June 1999.  Prior to joining LifeCell, Mr. Thomas was President of the Pharmaceutical Products Division of Ohmeda Inc., a world leader in inhalation anesthetics and acute care pharmaceuticals.  Mr. Thomas was responsible for the overall operations of Ohmeda’s Pharmaceutical Division, which had worldwide sales of approximately $200 million in 1997.  Mr. Thomas received his M.B.A. degree with an emphasis in Marketing and Finance from Columbia University Graduate School of Business and completed his postgraduate studies in Chemistry at the University of Georgia Graduate School of Arts and Science.  He received his B.S. degree in Chemistry from St. Michael’s College in Vermont, where he graduated Cum Laude.  Mr. Thomas serves as a director of Innovative Spinal Technologies, Inc., a privately held medical technology company focused on developing minimally invasive treatments for spinal disorders and Orthovita, Inc., (NASDAQ: VITA) a company specializing in biomaterial products for the restoration of the human skeleton.

Michael E. Cahr.   Mr. Cahr was a director of LifeCell from July 1991 to November 2007, when he retired from the Board of Directors of Lifecell.  At the time of his retirement from the Board, Mr. Cahr was President of Saxony Consultants, an Illinois-based company that provides financial and marketing expertise to organizations in the United States and abroad. From February 2000 through March 2002, Mr. Cahr was President and Chief Executive Officer of IKADEGA, Inc., a Northbrook, Illinois server technology company developing products and services for the health care, data storage and hospitality fields. He also served as Chairman of Allscripts, Inc., a leading developer of hand-held device technology that provides physicians real-time access to health, drug and other critical information, from September 1997 through March 1999 and as President, Chief Executive Officer and Chairman from June 1994 to September 1997. Prior to Allscripts, Mr. Cahr was Venture Group Manager for Allstate Venture Capital where he oversaw investments in technology and biotech from 1987 to June 1994. Mr. Cahr serves as a director of Pacific Health Laboratories, a publicly traded nutritional products firm that develops and commercializes functionally unique nutritional products. Mr. Cahr received his undergraduate degree in Economics from Colgate University and his M.B.A. degree from Fairleigh Dickinson University.

David Fitzgerald.    Mr. Fitzgerald has been a director of LifeCell since December 2001. Mr. Fitzgerald served as President and Chief Executive Officer of Howmedica, Inc. from 1980 until his retirement in 1996. In 1988, he was named Executive Vice President of Pfizer Hospital Products Group, a $1.3 billion group of medical device companies including Howmedica. In 1992, he was also named Vice President of Pfizer Inc. Mr. Fitzgerald serves as a director of Arthrocare Corp., (NASDAQ: ARTC) a company specializing in soft tissue surgical technology and Orthovita, Inc., (NASDAQ: VITA) a company specializing in biomaterial products for the restoration of the human skeleton.

James G. Foster.    Mr. Foster has been a director of LifeCell since March 1995. Mr. Foster was employed by Medtronic,Inc., a medical technology company, from 1971 to 2001.  From December 1994 through his retirement in June 2001, he was Vice President and General Manager of Medtronic Heart Valves. From February 1984 to December 1994, Mr. Foster held various officer positions with Medtronic including Vice President of Cardiac Surgery Sales & Strategic Planning in 1994, Vice President and General Manager of Medtronic Neurological Implantables from 1992 through 1994, Vice President and General Manager of Medtronic Interventional Vascular from 1990 through 1992 and Vice President and General Manager of Medtronic Blood Systems from 1983 through 1989. Mr. Foster received his undergraduate degree in English from St. Joseph’s University in Philadelphia and an M.S.  degree in Management from the Sloan School at M.I.T.  Currently, Mr. Foster serves as a director of Arthrocare Corp., (NASDAQ: ARTC) a company specializing in soft tissue surgical technology.

David W. J. McGirr.    Mr. McGirr has been a director of LifeCell since November 2007.  Mr. McGirr is Senior Vice President and CFO at Cubist Pharmaceuticals, Inc. (Nasdaq: CBST) and has served in his current position since November 2002. He also served as Treasurer of Cubist from November 2002 until January 2003. From 1999 to 2002, Mr. McGirr was the President and Chief Operating Officer of hippo, inc., an internet technology, venture-financed company. Mr. McGirr served as a member of hippo's Board of Directors from 1999 to 2003. From 1996 to 1999, he was the President of GAB Robins North America, Inc., a risk management company, serving also as Chief Executive Officer from 1997 to 1999. Mr. McGirr was a private equity investor from 1995 to 1996. From 1978 to 1995, Mr. McGirr served in various positions within the S.G. Warburg Group, ultimately as Chief Financial Officer, Chief Administrative Officer and Managing Director of S.G. Warburg & Co., Inc., a position he held from 1992 to 1995. Mr. McGirr received a B.Sc. in Civil Engineering from the University of Glasgow and received an M.B.A. from the Wharton School at the University of Pennsylvania.

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

Martin P. Sutter.    Mr. Sutter has been a director of LifeCell since December 2003.  Mr. Sutter is a founder and a Managing Director at Essex Woodlands Health Ventures, one of the oldest and largest venture capital organizations focused exclusively on health care since 1994.  Mr. Sutter began his career in management consulting with Peat Marwick, Mitchell & Co. in 1977 and shortly thereafter moved to Mitchell Energy & Development Corporation where he held various positions in operations, engineering and marketing. He founded the Woodlands Venture Capital Company in 1984 and Woodlands Venture Partners, an independent venture capital partnership, in 1988. Mr. Sutter merged his venture practice with Essex Venture Partners to form Essex Woodlands Health Ventures in 1994.  He currently serves on the board of directors of LaJolla Pharmaceutical Company (NASDAQ: LJPC), a biopharmaceutical company developing treatments for lupus and other autoimmune diseases; and BioForm Medical, Inc. (NASDAQ: BFRM), a publicly held company developing soft tissue augmentation products.

Committees of the Board of Directors

Composition of the Board of Directors.    Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors.  The Board of Directors has determined that the members of the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee satisfy all such definitions of independence and that six of our seven directors satisfy the NASDAQ definition of independence.  Our Board of Directors has a standing Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

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

Audit Committee Financial Expert.  The Board of Directors has determined that David McGirr is an “audit committee financial expert,” as such term is defined by the SEC. As noted above, Mr. McGirr, as well as the other members of the Audit Committee, have been determined to be “independent” within the meaning of SEC and NASDAQ regulations.

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

Background of Executive Officers

The following sets forth certain information regarding our executive officers.

Name	Offices Held	Date of First Election	Age
Paul G. Thomas	Chairman, President and Chief Executive Officer	October 1998	52
Lisa N. Colleran	Senior Vice President, Commercial Operations	December 2002	50
Bruce Lamb, Ph.D.	Senior Vice President, Development & Regulatory Affairs	April 2005	52
Steven T. Sobieski	Vice President, Finance and Administration & Chief Financial Officer	June 2000	51

All executive officers serve at the discretion of the Board of Directors.

Paul G. Thomas.  For further background information regarding Mr. Thomas, see “Background of Directors.”

Lisa N. Colleran. Ms. Colleran joined LifeCell in December 2002 as Vice President, Marketing and Business Development and was named Senior Vice President, Commercial Operations in July 2004.  She has over 20 years of marketing experience.  Prior to joining LifeCell, Ms. Colleran served as Vice President/General Manager – Renal Pharmaceuticals for Baxter Healthcare Corporation, a worldwide manufacturer and distributor of diversified products, systems and services used primarily in the health care field, from 1997 until December 2002, and served in various other sales and marketing positions at Baxter from 1983 through 1997.  Ms. Colleran received her B.S. degree from Molloy College and her M.B.A. degree from Loyola University of Chicago.

Bruce Lamb, Ph.D.  Dr. Lamb joined LifeCell in April 2005 as Senior Vice President, Development and Regulatory Affairs.  He has 20 years of health care-related experience.  Prior to joining LifeCell, Dr. Lamb was Vice President, Biosurgical Research and Development at Ethicon, Inc., a division of Johnson & Johnson, where he served in positions of increasing responsibility from 1999 through 2005.  From 1991 through 1999, Dr. Lamb held multiple positions including Director, Chronic Care Research and Innovation at ConvaTec, a subsidiary of Bristol-Myers Squibb.  From 1985 through 1991, Dr. Lamb was a research scientist at Pfizer Hospital Products group and advanced to Manager, Polymer Technology at Valleylab Inc.  Dr. Lamb received his B.S. degree in Chemistry from Bradley University, his M.S. degree in Chemistry from the University of Wisconsin and his Ph.D. in Polymer Chemistry from the State University of New York, College of Environmental Science and Forestry, in Syracuse.

Steven T. Sobieski. Mr. Sobieski joined LifeCell in June 2000 as Vice President, Finance and Chief Financial Officer.  He has over 20 years of financial management experience in a variety of roles in the medical technology field and public accounting.  Prior to joining LifeCell, Mr. Sobieski was Vice President, Finance at Osteotech, Inc., a public company focused on developing and marketing orthopedic products, where he served in various positions from 1991 to 2000.  From 1981 through 1991, he served in various positions of increasing responsibility with Coopers & Lybrand, a public accounting firm.  Mr. Sobieski received his B.S. degree in Business Administration from Monmouth University and his M.B.A. degree with a concentration in Accounting from Rutgers University.  He is a Certified Public Accountant.  Currently, Mr. Sobieski serves as a director of Insulet Corporation,(NASDAQ:PODD) a medical device company specializing in insulin infusion systems.

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

Based solely on a review of reports on Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, reports on Form 5 and amendments thereto furnished to us with respect to our most recent fiscal year and written representations from reporting persons that no report on Form 5 was required, we believe that no person who, at any time during 2007, was subject to the reporting requirements of Section 16 (a) with respect to us failed to meet such requirements on a timely basis.

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
David Fitzgerald
Robert P. Roche

Compensation Discussion and Analysis

Introduction

This discussion presents the principles underlying our executive officer compensation program.  Our goal in this discussion is to provide the reasons why we award compensation as we do and to place in perspective the data presented in the tables that follow this discussion.  The focus is primarily on our executive’s 2007 compensation, but some historical and forward-looking information is also provided to put 2007 information in context. The information we present relates to Paul G. Thomas, our chief executive officer, Steven T. Sobieski, our chief financial officer, and our two other most highly compensated “executive officers,” who are sometimes referred to in this section as our “named executive officers.”

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

Our compensation programs for our named executive officers are designed to achieve a variety of goals including to:

•	attract and retain talented and experienced executives in the highly competitive biological products industry;
•	motivate and reward executives whose knowledge, skills and performance are critical to our success;
•	align the interests of our executives and stockholders by motivating executives to increase stockholder value in a sustained manner; and
•	provide a competitive compensation package which rewards achievement of both company and individual performance goals.

Employment Agreements

During 2005, we were concerned about retaining key management on a long-term basis and in providing our executive team appropriate severance benefits to assure their retention through the process of any potential change-in-control situation.  Accordingly, we entered into new employment agreements with certain executive officers during 2005, including Mr. Thomas, Chairman of the Board, President and Chief Executive Officer; Mr. Sobieski, Vice President, Finance and Chief Financial Officer; and Ms. Colleran, Senior Vice President, Commercial Operations.  We also entered into a change-in-control agreement with Dr. Lamb, Senior Vice President, Development and Regulatory Affairs.

In approaching new employment agreements for Mr. Thomas and other executive officers in 2005 as well as executive compensation in general, the Compensation Committee viewed compensation of executives as having three distinct parts:

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

We view the three components of our executive officer compensation as related but distinct.  Although our Compensation Committee does review total compensation, we do not believe that compensation derived from one component of compensation necessarily should negate or reduce compensation from other components.  We determine the appropriate level for each compensation component based in part, but not exclusively, on our historical practices with the individual and our view of individual performance and other information we deem relevant, such as the data we receive from the consultant hired by our Compensation Committee.  Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation, except that we have historically used a 2-to-1 ratio for the grant of stock options compared to restricted stock awards.  Commencing in 2008, we intend to use a 2.5-to-1 ratio with the intent to re-assess this ratio as the Company grows.  During 2007, we did review wealth and retirement accumulation as a result of employment with us in connection with the review of compensation packages.

To advise us on executive compensation in general, our Compensation Committee has engaged the services of Radford Surveys & Consulting (“Radford”), a business unit of Aon Consulting (“Aon”).  Radford is heavily focused in the Life Sciences area.  They have produced data for us comparing our executive officer compensation with that of peer group companies that we selected  in 2007 with Radford’s assistance, including:  American Medical Systems Holdings, ArthroCare Corporation, Biosite Incorporated, Cubist Pharmaceuticals, Inc., Cytyc Corporation, Digene Corporation, Foxhollow Technologies, Inc., Gen-Probe, Inc., Integra Lifesciences Holdings, Kyphon, Inc., Meridian Bioscience, Inc., Molecular Devices Corporation, Myriad Genetics, Inc., OraSure Technologies, Inc., OSI Pharmaceuticals, Inc., Palomar Medical Technologies, Inc., Pharmion Corporation, Savient Pharmaceuticals, Inc., Sciele Pharma, Inc., Surmodics, Inc., Thoratec Corporation, United Therapeutics Corporation, Ventana Medical System, Inc. and Wright Medical Group. The peer group is periodically modified to account for our increased size, revenues, growth and maturity as a company.  Our Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful.

Base Salary.  We pay our executives a base salary, which we review and determine annually.  We believe that a competitive base salary is a necessary element of any compensation program.  We believe that attractive base salaries can motivate and reward executives for their overall performance.  Base salaries are established in part based on the individual position, responsibility, experience, skills and expected contributions during the coming year of the executives and their performance during the prior year.  We also have sought to align base compensation levels comparable to our competitors and other companies in similar stages of development.  We do not view base salaries as primarily serving our objective of paying for performance, but in attracting and retaining the most qualified executives necessary to run our business.

Based on all of the factors described above, including base salary (which historically lagged the marketplace based on the peer group established by Radford and reviewed by our Compensation Committee), our performance and individual performance reviews, in December 2006, effective for 2007, the Chief Executive Officer and each of the other named executive officers received, on average, a 5% increase.  A similar process occurred in December 2007.  Again, after reviewing first performance and then benchmarking data based on our peer group, the Committee granted the Chief Financial Officer an 18% increase and the Chief Executive Officer and each of the other executive officers a salary increase of approximately 5% for 2008.  We believe that our salary levels are now within our peer group and generally sufficient to retain our existing executive officers and to hire new executive officers when and as required.

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

At the end of each year, our management, particularly the Chief Executive Officer, sets various company goals for the following year, which are reviewed and approved by the Compensation Committee.  The goals include both financial elements and achievement of product development and other company business objectives.  Each goal is assigned a particular weighing in the overall bonus formula.  The amount of the awards to be paid is conditioned upon achievement of the predetermined targets.  We may not make any payments if we fail to achieve a minimum level of performance.  The target payment amount may also be adjusted upward for performance above the target level.  For example, the 2007 financial goals represented approximately 50% of the total weight for all company goals and included target measures for product revenue, operating income and diluted net income per share.  Specifically, the target level for 2007 was based on achieving year over year growth of 28% in product revenue, 34% in operating income and 27% in diluted net income per share.  Non-financial goal measures in 2007 included achieving various product development milestones, such as obtaining FDA clearance for Strattice, and other operational metrics such as production volumes.

In addition, at the end of each year, each executive officer meets with our Chief Executive Officer to establish the individual’s specific goals for the upcoming year, which are dependent on that person’s job responsibilities.  The Chief Executive Officer’s goals are the same as our overall company goals.  Individual goals and corporate goals each affect 50% of the bonus.  As previously noted, goals are set at laddered levels and attaining the highest level is intended to be a stretch goal.  We design the cash incentive bonuses for each of our executive officers to focus the executive officer on achieving key operational and financial objectives within a yearly time horizon.

We next establish the target amount of our annual cash incentive bonuses for each executive at a level that represents a meaningful portion of our executives’ currently paid out cash compensation, and set additional threshold and maximum performance levels above and below these target levels.  For instance, for 2007, the Chief Executive Officer’s target bonus was 60% of his base salary and the other named executive officers had targets ranging from 30-35% of their base salaries.  Then depending on the achievement of the corporate and individual goals, each officer could earn between 0 and 150% of the target bonus amount.  In addition to considering the incentives that we want to provide to our executives in establishing these levels, we also consider the bonus levels for comparable positions at our peer group of companies, as reported by Radford, our historical practices and any contractual commitments that we have relating to executive bonuses.

As a result of our performance and the performance of our executive officers, for 2007 our Chief Executive Officer received a bonus equal to 80% of his base salary and our other named executive officers received bonuses ranging from 35% to 47% of their base salaries.  For 2008, the Chief Executive Officer’s target bonus is 70% of his base salary and the other named executive officers have targets ranging from 30% to 40% of their base salaries.

We do not have a formal policy on the effect on bonuses of a subsequent restatement or other adjustment to the financial statements, other than the penalties provided by law.

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

To establish target levels, the Committee uses data supplied by Radford for peer group companies and its Biotechnology survey and then seeks to deliver long-term incentive value at the 50th to 75th percentiles blended with the market 50th to 75th percentiles number of options irrespective of value.  The Committee also considered comparable company data on the relationship of stock options and restricted stock granted to our outstanding shares and the number of awards available for future grant under our equity compensation plan.  The Committee then sets targeted levels of equity to be awarded.  The actual number of restricted shares and options granted to an executive is based on performance as measured by the performance goals set for the year just ended.  The same process occurred in December 2006 and 2007 for equity grants in January 2007 and 2008, respectively.

Once a target value is established for an executive, the Committee grants stock options to that executive with a Black-Scholes value of approximately half the target value, and then grants a number of restricted shares that is approximately half of the number of option shares, based on a recommendation by Radford.  Commencing in 2008, we intend to use a 2.5-to-1 ratio of stock options compared to restricted stock awards.  Stock options are believed to be a superior vehicle to encourage executives to focus on increasing shareholder value and to respond to shareholder demand for performance linkage, while grants of restricted shares are better linked to executive retention, increasing executive ownership of the Company and minimizing shareholder dilution.  By dividing equity compensation into both types of awards, the Committee hopes to achieve multiple goals.

At its December 2007 meeting, the Compensation Committee, in consultation with Radford, considered equity grants to be made effective January 2008 for 2007 performance.  The number of options and restricted shares granted to and held by our executive officers and the prices of these options and grants of restricted stock are reflected in the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table below.

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

In addition, from time to time, our Compensation Committee has approved additional performance share programs in addition to our normal grants of equity compensation.  As disclosed in our Current Report on Form 8-K filed with the SEC in January 2008, our Compensation Committee approved equity grants for our executive officers that will vest only if we are able to achieve stretch revenue and operating income growth targets for the period between January 1, 2008 and December 31, 2010.

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

In determining the severance provisions that we have provided to our executive officers, the Compensation Committee took into account that the only pension plan or other retirement plan that we provide for these executive officers is our 401(k) plan.  We provide the opportunity for certain of our named executive officers to be protected under the severance and change-in-control provisions contained in their employment agreements.  Such agreements contain change-in-control arrangements, which are triggered upon both a change-in-control and termination of employment.  We provide this opportunity to attract and retain an appropriate caliber of talent for the position.  Our severance and change-in-control provisions for the named executive officers are summarized in the “Change-in-Control and Severance Agreements” and “Estimated Payments and Benefits Upon Various Employment Termination Scenarios” sections below, but generally provide that on a “trigger event” within a period of time before or after a change-in-control, the increased change-in-control benefit is paid.  A trigger event is a termination of employment by us without cause or a termination by the executive for good reason.  We believe that our severance and change-in-control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings.

Benefits.  Our executive officers participate in all of our employee benefit plans, such as medical, group life and disability insurance and our 401(k) plan, on the same basis as our other employees.  Our 401(k) plan provides for matching payments by us.

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

The Board has suggested that the individuals covered by the policy reach the equity position suggested by the guidelines within five years of adoption.

The Compensation Committee Process

Compensation Committee meetings typically have included, for all or a portion of each meeting, a representative of Radford, as well as preliminary discussion with our Chairman and Chief Executive Officer prior to our Compensation Committee deliberating without any members of management present.  Our Compensation Committee has also involved outside counsel in its deliberations as needed.  For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers (other than our Chairman and Chief Executive Officer), the Compensation Committee considers the recommendations of our Chairman and Chief Executive Officer and includes him in its discussions.

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

Cash and Other Compensation

The following table, which should be read in conjunction with the explanations provided above, provides certain compensation information concerning our Chief Executive Officer, Chief Financial Officer and our two most highly compensated executive officers (the "Named Executive Officers"), other than the Chief Executive Officer and Chief Financial Officer, for the fiscal year ended December 31, 2007.

Summary Compensation Table
Name and principal position	Year	Salary	Stock awards(1)	Option awards(1)	Non-equity incentive plan compensation ($) (2)	All other compensation ($)		Total ($)
Paul G. Thomas	2007	$500,000	$2,002,159	$323,883	$397,500	$17,000	(3)	$3,240,542
Chairman, President and	2006	$477,750	$1,904,847	$304,255	$390,417	$16,500	(3)	$3,093,769
Chief Executive Officer	2005	$416,042	$641,793	$264,702	$368,550	$10,000	(3)	$1,701,087
Steven T. Sobieski	2007	$257,975	$433,345	$178,009	$120,629	$-		$989,958
Vice President, Finance and Administration,	2006	$246,850	$337,298	$141,765	$112,490	$-		$838,403
Chief Financial Officer	2005	$232,000	$126,447	$96,990	$104,748	$-		$560,185
Lisa N. Colleran	2007	$285,850	$738,975	$118,066	$130,162	$-		$1,273,053
Senior Vice President,	2006	$272,225	$711,720	$131,423	$130,913	$-		$1,246,281
Commercial Operations	2005	$260,750	$239,715	$97,825	$117,729	$-		$716,019
Bruce S. Lamb, Ph.D.	2007	$255,900	$63,294	$224,246	$88,286	$-		$631,726
Senior Vice President, Development and	2006	$246,050	$25,087	$193,080	$88,578	$-		$552,795
Regulatory Affairs	2005	$176,250	$-	$119,968	$92,637	$-		$388,855

(1)
Represents the expense to us pursuant to FAS 123(R) for the respective year for restricted stock or stock options awards granted as long-term incentives pursuant to our Equity Compensation Plan.  See Note 7 of our Financial Statements for the fiscal years ended December 31, 2007, 2006 and 2005 for the assumptions used for valuing the expense under FAS 123(R).

(2)	Represents bonus paid for such fiscal year.
(3)	Includes $15,000 of car allowance paid by us in 2007 and 2006 and $8,750 in 2005. The remaining amount represents our match on our 401(k) Plan.

Plan-Based Awards

Option and Stock Award Grants

The following table provides certain information with respect to restricted stock awards and options granted to our Named Executive Officers during the fiscal year ended December 31, 2007 based on 2006 performance.

Grants of Plan-Based Awards
Name	Grant Date	Approval Date (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Stock Awards: Number of Shares of Options (#) (3)	Exercise or Base Price of Option Awards ($ per share)	Grant Date Fair Value of Stock and Option Awards
Paul G. Thomas	1/3/07	12/10/06	19,068			$447,145
	1/3/07	12/10/06		37,456	$23.45	$492,977

Steven T. Sobieski	1/3/07	12/10/06	11,720			$274,834
	1/3/07	12/10/06		22,784	$23.45	$299,872

Lisa N. Colleran	1/3/07	12/10/06	6,184			$145,015
	1/3/07	12/10/06		11,680	$23.45	$153,726

Bruce S. Lamb, Ph.D.	1/3/07	12/10/06	4,400			$103,180
	1/3/07	12/10/06		9,600	$23.45	$126,350

(1)	In accordance with its normal practice, the Compensation Committee approved the grant of these awards effective on January 3, 2007 at a meeting of the Compensation Committee held on December 10, 2006.
(2)	These awards vest in three equal installments beginning one year after the date of grant.
(3)	These awards vest in four equal installments beginning one year after the date of grant.

Based on our performance and the performance of our Chief Executive Officer and other executive officers in 2007, our Compensation Committee and Board of Directors, approved the grants of stock options and restricted stock awards set forth below:

Grants of Plan-Based Awards
Name	Grant Date	Approval Date (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Stock Awards: Number of Shares of Options (#) (3)	Exercise or Base Price of Option Awards ($ per share)	Grant Date Fair Value of Stock and Option Awards
Paul G. Thomas	1/2/08	12/10/07	18,552			$805,713
	1/2/08	12/10/07		36,436	$43.43	$760,084

Steven T. Sobieski	1/2/08	12/10/07	12,024			$522,202
	1/2/08	12/10/07		23,380	$43.43	$487,726

Lisa N. Colleran	1/2/08	12/10/07	5,856			$254,326
	1/2/08	12/10/07		11,060	$43.43	$230,720

Bruce S. Lamb, Ph.D.	1/2/08	12/10/07	4,600			$199,778
	1/2/08	12/10/07		9,200	$43.43	$191,919

(1)	In accordance with its normal practice, the Compensation Committee approved the grant of these awards effective on January 2, 2008 at a meeting of the Compensation Committee held on December 10, 2007.
(2)	These awards vest in three equal installments beginning one year after the date of grant.
(3)	These awards vest in four equal installments beginning one year after the date of grant.

Stock Option Exercises and Vesting of Restricted Stock Awards

The following table provides certain information with respect to option exercises and stock vesting for each of our Named Executive Officers during the fiscal year ended December 31, 2007.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)

Paul G. Thomas	72,254	$2,620,199	103,500	$4,206,078

Steven T. Sobieski	27,525	$885,006	19,570	$600,253

Lisa N. Colleran	83,908	$2,375,701	38,543	$1,591,300

Bruce S. Lamb, Ph.D.	27,376	$672,296	1,314	$30,813

(1)	Represents the difference between the market price of the underlying securities at exercise and the exercise price of the option.
(2)	Represents the number of shares vested multiplied by the market value of the underlying shares on the vesting date.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain information concerning outstanding equity awards held by each of our Named Executive Officers at December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Paul G. Thomas	-	26,250	$19.25	01/02/16
	-	37,456	$23.45	01/02/17
							113,739	$4,903,288
					22,628	$975,493
					15,000	$646,650
					19,068	$822,021
Steven T. Sobieski	5,644	16,932	$19.25	01/02/16
	-	22,784	$23.45	01/02/17
					16,667	$718,514
					8,709	$375,445
					11,720	$505,249
Lisa N. Colleran	26,092	-	$5.27	12/11/13
	2,741	8,223	$19.25	01/02/16
	-	11,680	$23.45	01/02/17
							44,967	$1,938,527
					7,114	$306,685
					4,353	$187,658
					6,184	$266,592
Bruce S. Lamb, Ph.D.	22,624	50,000	$8.84	03/31/15
	2,628	7,884	$19.25	01/02/16
	-	9,600	$23.45	01/02/17
					3,942	$169,940
					4,800	$206,928

(1)	Based on $43.11 per share, the closing price of the Common Stock, as reported on the NASDAQ Global Market, on December 31, 2007.

Compensation of Directors

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

In 2007, newly elected non-employee directors were entitled to receive an option to purchase 15,000 shares of common stock at an exercise price equal to the fair market value of a share of common stock on such election date.    Additionally in 2007 and 2006, each non-employee director was entitled to receive a restricted stock award of 3,500 shares of common stock on the date of our Annual Meeting of Stockholders whereas in 2005, each non-employee director received an option grant to purchase 10,000 shares of common stock on the date of our Annual Meeting of Stockholders at an exercise price equal to the fair market value of a share of common stock on such date.  The restricted stock awards granted to non-employee directors in 2007 and 2006 vest in equal installments over a three-year period commencing on the first anniversary of the date of grant.  Options granted in 2005 vested one year after the date of grant and expire ten years after the date of grant.

The following table provides certain information with respect to the compensation paid to our non-employee directors during the fiscal year ended December 31, 2007.

Directors Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($) (2)	Total ($)
Michael E. Cahr (3)	$41,667	$196,354	$-	$238,021
David Fitzgerald (4)	$42,000	$53,736	$-	$95,736
James G. Foster (4)	$47,749	$53,736	$-	$101,485
David W. J. McGirr (4)	$6,264	$-	$15,188	$21,452
Michael R. Minogue (4)	$34,000	$53,736	$-	$87,736
Robert P. Roche, Jr. (4)	$34,000	$53,736	$-	$87,736
Martin P. Sutter (4)	$-	$53,736	$-	$53,736

(1)	Represents the compensation expense recognized in 2007 pursuant to FAS 123(R) for restricted stock awards granted as long-term incentives pursuant to our Equity Compensation Plan.
(2)	Represents the compensation expense recognized in 2007 pursuant to FAS 123(R) for stock options granted as long-term incentives pursuant to our Equity Compensation Plan.
(3)
Mr. Cahr retired from LifeCell’s Board of Directors effective November 12, 2007.  Vesting of restricted stock awards held by Mr. Cahr was accelerated pursuant to the Company’s non-employee director retirement plans.

(4)
At December 31, 2007, Mr. Fitzgerald had options to purchase 65,000 shares and 5,834 restricted stock awards; Mr. Foster had options to purchase 85,000 shares and 5,834 restricted stock awards; Mr. McGirr had options to purchase 15,000 shares; Mr. Minogue had options to purchase 25,000 shares and 5,834 restricted stock awards; Mr. Roche had options to purchase 25,000 shares and 5,834 restricted stock awards; and Mr. Sutter had options to purchase 25,000 shares and 5,834 restricted stock awards.

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

Payments upon Change-in-Control.

Under Mr. Sobieski’s employment agreement, if there occurs any of the following events:  (i) termination of his employment at any time during the period beginning six (6) months prior to the effective date of a “change-in-control” (as defined below) and ending twelve (12) months after the change-in-control, other than (y) a termination by us for reason of conviction for a felony or a criminal offense involving moral turpitude or intentional engagement in conduct that is materially injurious to us or our successor or (z) a termination by Mr. Sobieski without “good reason” (as defined below), (ii) termination of his employment as a result of the failure, upon a change-in-control, of either us or any successor to all or a substantial portion of our business and / or our assets to continue his employment as an executive officer for a period of at least twelve (12) months after the effective date of the change-in-control, with a salary at least equal to his annual base salary and a bonus each year equal to not less than the bonus that Mr. Sobieski received attributable to performance during the full fiscal year immediately preceding the effective date of the change-in-control, or (iii) following a change-in-control, termination of employment by Mr. Sobieski after failure of us or our successor to acknowledge or assume in writing the obligations set forth in the employment agreement; then, in addition to accrued compensation and vested benefits, Mr. Sobieski will be entitled to receive: (a) a lump sum payment equal to two times the sum of his base salary and bonus (based upon the greater of his bonus for the year prior to the event or his target bonus for the year in which the event occurred); and (b) subsidized COBRA coverage for 12 months and COBRA coverage at the sole cost of LifeCell for an additional six months.

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

Estimated Payments and Benefits upon Various Employment Termination Scenarios

The following table describes the potential payments and benefits upon employment termination for each of our Named Executive Officers pursuant to applicable law and the terms of their employment and other agreements with us, as if their employment had terminated on December 31, 2007 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

Name	Death or Disability (1)	Resignation for Good Reason (2)	Termination without Cause (2)	Change-in-control Trigger Event (3)
Paul G. Thomas	$390,000	$1,350,000	$1,350,000	$3,932,000

Steven T. Sobieski	$112,000	----	$560,000	$1,603,000

Lisa N. Colleran	$131,000	----	$429,000	$1,263,000

Bruce S. Lamb, Ph.D.	----	----	$263,000	$767,000

(1)	Includes pro-rata bonus only based on such Named Executive Officer’s bonus for the fiscal year ended December 31, 2006, since it was higher than the target bonus for the year ended December 31, 2007.

(2)
Includes (a) a multiple of salary and bonus, based on such Named Executive Officer’s salary for the year ended December 31, 2007 and bonus for the fiscal year ended December 31, 2006, (b) pro-rata bonus based on such Named Executive Officer’s bonus for the fiscal year ended December 31, 2006, (c) subsidized COBRA payments and (d) with respect to Mr. Sobieski only, “in the money”  value on December 31, 2007 of certain stock options and restricted stock awards that would have vested within 12 months of the date of termination.  The calculated amounts in (a) above for Dr. Lamb are based exclusively on salary and do not include any amount for a pro-rata bonus.

(3)
Includes (a) a multiple of salary and bonus, based on such Named Executive Officer’s salary for the year ended December 31, 2007 and bonus for the fiscal year ended December 31, 2006, (b) pro-rata bonus based on such Named Executive Officer’s bonus for the fiscal year ended December 31, 2006, (c) subsidized COBRA payments and (d) “in the money”  value on December 31, 2007 of all unvested stock options and certain restricted stock awards.  The calculated amounts in (a) above for Dr. Lamb are based exclusively on salary and do not include any amount for a pro-rata bonus.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of February 27, 2008, with respect to: (i) persons known to us to be beneficial holders of five percent or more of the outstanding shares of our common stock; (ii) each of our executive officers and directors and; (iii) all of our executive officers and directors as a group.  Unless otherwise indicated, the address of each such person is c/o LifeCell Corporation, One Millennium Way, Branchburg, New Jersey 08876.

	Amount and Nature of Beneficial Ownership(1)
	Common Stock
Beneficial Owner	Shares	%
Barclays Global Investors, NA. (2) 45 Fremont Street San Francisco, California 94105	2,042,032	6.0%
Paul G. Thomas (3) Chairman of the Board, President & Chief Executive Officer	193,388	*
David Fitzgerald (4) Director	68,500	*
James G. Foster (5) Director	88,500	*
Michael R. Minogue(6) Director	28,500	*
Robert P. Roche, Jr. (6) Director	28,500	*
Martin P. Sutter (7) Director	98,130	*
Steven T. Sobieski (8) Senior Vice President Finance & Chief Financial Officer	54,586	*
Lisa N. Colleran (9) Senior Vice President, Commercial Operations	151,963	*
Bruce Lamb, Ph.D. (10) Senior Vice President, Development, Regulatory Affairs and Quality	62,094	*

All executive officers and directors as a group (11)	774,161	2.2%

Notes to Security Ownership table
*Less than 1%.
(1)
Each beneficial owner’s percentage ownership of common stock is determined by assuming that options and restricted stock units that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of February 27, 2008 have been exercised or converted.  Options and restricted stock units that are not exercisable within 60 days of February 27, 2008 have been excluded.  Unless otherwise noted, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2)
Represents 2,042,032 shares of common stock.  The shares are beneficially owned by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited, and Barclays Global Investors Deutschland AG, which are deemed to beneficially own these shares by virtue of their mutual affiliation.  Information with respect to the ownership of such stockholders was obtained from a Schedule 13G filed on February 5, 2008.

(3)	Includes 5,194 shares underlying stock options and 32,638 shares of restricted stock.
(4)	Includes 65,000 shares underlying stock options and 3,500 shares of restricted stock.
(5)	Includes 85,000 shares underlying stock options and 3,500 shares of restricted stock.
(6)	Includes 25,000 shares underlying stock options and 3,500 shares of restricted stock.

(7)
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

(8)	Includes 16,984 shares underlying stock options and 22,473 shares of restricted stock.
(9)	Includes 34,494 shares underlying stock options and 10,016 shares of restricted stock.
(10)	Includes 55,280 shares underlying stock options and 2,628 shares of restricted stock.
(11)	See notes (3) through (10).

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options under our Equity Compensation Plan as of December 31, 2007.  This plan was our only equity compensation plan in existence as of December 31, 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Shareholders	1,812,810	$17.61	1,308,527

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Audit Fees. Audit fees billed or expected to be billed to us by PwC for the audit of the financial statements, management’s assessment of the effectiveness of internal control over financial reporting included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2007 and 2006 totaled approximately $412,000 and $380,000, respectively.

All Other Fees. We did not incur any fees for the fiscal years ended December 31, 2007 and 2006 for permitted non-audit services.

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

( B ) EXHIBITS:

Exhibits designated by the symbol * are filed with this Annual Report on Form 10–K.  All exhibits not so designated are incorporated by reference to a prior filing as indicated.

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

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on October 24, 2007).

10.1
LifeCell Corporation Amended and Restated 1992 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Commission on August 10, 1998).

10.2
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

10.4
Employment Agreement dated as of September 21, 2005 by and between LifeCell Corporation and Steven T. Sobieski (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Commission on September 27, 2005).

10.5
Employment Agreement dated as of September 21, 2005 by and between LifeCell Corporation and Lisa N. Colleran (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on September 27, 2005).

10.6
Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation dated June 17, 1999 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 15, 1999).

10.7
Amendment dated September 21, 1999 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.8
Amendment dated April 7, 2000 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell Corporation (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.9	LifeCell Corporation Equity Compensation Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 17, 2005).

10.10
First Amendment to the LifeCell Corporation Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.11*	Amendment dated November 6, 2007 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell

14.1	LifeCell Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed with the Commission on March 15, 2004.)

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, and Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECELL CORPORATION
(Registrant)

By	/s/ Paul G. Thomas
Paul G. Thomas
President, Chief Executive Officer and
Chairman of the Board of Directors

Dated:  February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul G. Thomas	President, Chief Executive	February 27, 2008
Paul G. Thomas	Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Steven T. Sobieski	Vice President and Chief Financial	February 27, 2008
Steven T. Sobieski	Officer (Principal Financial Officer)

/s/ Bradly C. Tyler	Controller	February 27, 2008
Bradly C. Tyler	(Principal Accounting Officer)

/s/ James G. Foster	Director	February 27, 2008
James G. Foster

/s/ David Fitzgerald	Director	February 27, 2008
David Fitzgerald

/s/ David W. J. McGirr	Director	February 27, 2008
David W. J. McGirr

/s/ Michael R. Minogue	Director	February 27, 2008
Michael R. Minogue

/s/ Robert P. Roche, Jr.	Director	February 27, 2008
Robert P. Roche, Jr.

/s/ Martin P. Sutter	Director	February 27, 2008
Martin P. Sutter

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LifeCell Corporation:

In our opinion, the financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of LifeCell Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in note 2 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment, to conform with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-based Payment."

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

PricewaterhouseCoopers LLP
Florham Park, NJ
February 22, 2008

LifeCell Corporation Balance Sheets

	December 31,
(dollars in thousands)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$26,819	$10,000
Short-term investments	64,217	60,972
Receivables, less allowance of $278 in 2007 and $279 in 2006	25,734	22,286
Inventories, net	44,267	23,801
Prepayments and other	10,706	1,309
Deferred tax assets	2,384	4,165
Total current assets	174,127	122,533

Investments in marketable securities	6,886	6,874
Fixed assets, net	27,706	19,914
Deferred tax assets	4,950	6,102
Other assets, net	3,329	1,698
Total assets	$216,998	$157,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,748	$15,181
Accrued liabilities	25,048	12,641
Total current liabilities	45,796	27,822

Commitments and contingencies

Stockholders’ equity
Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 48,000,000 shares authorized; 34,180,000 and 33,709,000 shares issued and outstanding in 2007 and 2006	34	34
Additional paid-in capital	150,379	135,214
Accumulated other comprehensive income	95	23
Retained Earnings (accumulated deficit)	20,694	(5,972)
Total stockholders’ equity	171,202	129,299
Total liabilities and stockholders’ equity	$216,998	$157,121

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Operations

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005
Revenues:
Product revenues	$190,518	$140,647	$93,326
Research grant revenues	612	1,033	1,072
Total revenues	191,130	141,680	94,398

Costs and expenses:
Cost of products sold	56,090	40,856	29,205
Research and development	23,547	16,500	10,349
General and administrative	24,580	18,618	11,945
Selling and marketing	43,480	32,376	24,736
Total costs and expenses	147,697	108,350	76,235

Income from operations	43,433	33,330	18,163

Interest and other income, net	4,028	2,793	1,013

Income before income taxes	47,461	36,123	19,176

Income tax provision, net	20,578	15,654	7,132

Net income	$26,883	$20,469	$12,044

Net income per common share:
Basic	$0.81	$0.62	$0.39
Diluted	$0.78	$0.60	$0.36

Shares used in computing net income per common share:
Basic	33,345	32,769	30,877
Diluted	34,534	34,007	33,348

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Stockholders' Equity

			Common Stock		Additional	Accumulated		Total
	Common Stock		Warrants		Paid-in	Comprehensive	Retained	Stockholders’
(dollars and shares in thousands)	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2004	29,126	29	$1,519	$2,590	$99,310	$4	$(38,485)	$63,448
Comprehensive income:
Net income	—	—	—	—	—	—	12,044	12,044
Unrealized securities gains, net of taxes	—	—	—	—	—	1	—	1
Total Comprehensive income								12,045
Stock options exercised	1,822	2	—	—	7,004	—	—	7,006
Warrants exercised	1,247	1	(1,519)	(2,590)	2,589	—	—	—
Issuance of restricted stock	646	1	—	—	1,537	—	—	1,538
Excess tax benefit stock-based compensation	—	—	—	—	8,033	—	—	8,033
Balance at December 31, 2005	32,841	33	—	—	118,473	5	(26,441)	92,070
Comprehensive income:
Net income	—	—	—	—	—	—	20,469	20,469
Unrealized securities gains, net of taxes	—	—	—	—	—	18	—	18
Total Comprehensive income								20,487
Stock-based compensation	—	—	—	—	8,757	—	—	8,757
Stock options exercised	769	1	—	—	3,297	—	—	3,298
Issuance of restricted stock, net	99	—	—	—	—	—	—	—
Excess tax benefit stock-based compensation	—	—	—	—	4,687	—	—	4,687
Balance at December 31, 2006	33,709	34	—	—	135,214	23	(5,972)	129,299
Comprehensive income:
Net income	—	—	—	—	—	—	26,883	26,883
Unrealized securities gains, net of taxes	—	—	—	—	—	72	—	72
Total Comprehensive income								26,955
Reserve for uncertain tax positions							(217)	(217)
Stock-based compensation	—	—	—	—	10,197	—	—	10,197
Stock options exercised	564	—	—	—	3,859	—	—	3,859
Stock forfeited to pay tax obligations, net	(93)	—	—	—	(3,482)	—	—	(3,482)
Excess tax benefit stock-based compensation	—	—	—	—	4,591	—	—	4,591
Balance at December 31, 2007	34,180	$34	—	$—	$150,379	$95	$20,694	$171,202

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Statements of Cash Flows

	For the Year Ended December 31,
(dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$26,883	$20,469	$12,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,498	3,174	2,681
Deferred taxes	7,468	13,144	5,775
Excess tax benefit from stock-based compensation	(4,532)	(4,645)	—
Stock-based compensation	9,731	8,616	1,537
Provision for bad debt	103	223	103
Inventory write-off	—	—	1,402
Inventory net realizable value provision	686	641	381
Reserve for product returns	—	203	63
Loss on disposal of fixed assets	237	2	15
Changes in operating assets and liabilities:
Receivables	(3,551)	(6,926)	(6,712)
Inventories	(20,686)	(11,764)	(5,424)
Prepayments and other	(9,397)	(424)	(573)
Accounts payable and accrued liabilities	17,757	12,894	7,537
Net cash provided by operating activities	29,197	35,607	18,829

Cash flows from investing activities:
Proceeds from maturities and sale of investments	26,713	4,699	7,028
Purchases of investments	(29,843)	(45,739)	(16,830)
Capital expenditures	(12,408)	(13,782)	(3,595)
Intangible assets	(1,750)	—	(1,250)
Net cash used in investing activities	(17,288)	(54,822)	(14,647)

Cash flows from financing activities:
Net proceeds from issuance of common stock	378	3,298	7,006
Excess tax benefit from stock-based compensation	4,532	4,645	—
Net cash provided by financing activities	4,910	7,943	7,006

Net increase (decrease) in cash and cash equivalents	16,819	(11,272)	11,188
Cash and cash equivalents at beginning of period	10,000	21,272	10,084
Cash and cash equivalents at end of period	$26,819	$10,000	$21,272

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$3
Cash paid during the period for income taxes	$18,980	$870	$525

The accompanying notes are an integral part of these financial statements.

LifeCell Corporation Notes To Financial Statements

(December 31, 2007)

1.	Organization

LifeCell Corporation (“LifeCell” or “the Company”) develops and markets innovative biological products for soft tissue repair.  Surgeons use the Company’s products to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.  The Company’s products are subject to regulation by the United States Food and Drug Administration.  LifeCell was incorporated in Delaware in 1992 for the purpose of merging with its predecessor entity, which was formed in 1986.  The Company began commercial sales of its first tissue product during 1993.

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

The Company classifies its marketable securities as available for sale. The securities consist of fixed income debt securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at December 31, 2007 or 2006.   Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. Realized gains and losses were not material in 2007, 2006 or 2005.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis.  Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead.  The Company records a provision for excess and obsolete inventory based primarily on inventory quantities on hand, the historical product sales and estimated forecast of future product demand and production requirements.  In addition, the Company records a provision for tissue that will not meet tissue standards based on historic rejection rates.

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

Intangible Assets

Intangible assets amounted to $3,180,000 at December 31, 2007, net of $468,000 of accumulated amortization, and are included in other assets, net in the accompanying balance sheet.  Intangible assets consist primarily of technology license rights and deferred patent costs and are amortized to expense on a straight-line basis over their estimated useful life.  For the years ended December 31, 2007, 2006 and 2005, amortization expense relating to intangibles was $119,000, $38,000 and $40,000, respectively.  The weighted average amortization period for intangible assets is 8.1 years.  Estimated amortization expense for the next five years is as follows:

(dollars in thousands)	2008	2009	2010	2011	2012
Estimated Amortization Expense	$364	$407	$407	$405	$398

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets used in operations when events and circumstances indicate that assets might be impaired.  Management believes that the carrying value of its long-lived assets reported on the balance sheet at December 31, 2007 represents recoverable value, and during 2007 and 2006, no adjustments to recorded amounts were required.

Revenue Recognition

Product revenues are recognized when title and risk of loss for the product is transferred to the customer, which is generally when product is shipped to the customer.  The Company utilizes independent sales and marketing agents to supplement its direct sales organization.  These independent agents hold the Company’s inventory on a consignment basis.  For products marketed through independent sales and marketing agents, the Company recognizes revenue when the products are delivered to the third-party customer, as this is when title and risk of loss for the product is transferred.  Additionally, amounts billed to customers for shipping and handling are included in revenue at the time the related product revenue is recognized, with the related expenses recorded in cost of products sold.

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

Income Taxes

Significant judgment is required in determining the Company’s income tax provision.  In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain.  Although the Company believes that its estimates are reasonable, the final outcome of these matters may be different than that which is reflected in its historical income tax provisions and accruals.  Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made.

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

(dollars in thousands)
Balance at January 1, 2007	$73
Additions based on tax positions related to the current year	71
Additions for tax positions of prior years	4
Balance at December 31, 2007	$148

During the year ended December 31, 2007, the Company recognized approximately $534,000 in interest and penalties for a total liability for penalties and interest of $678,000 at December 31, 2007.  The company files income tax returns in the U.S. federal jurisdiction, and various states jurisdictions. Because the Company utilized net operating loss carryforwards, we are subject to U.S. federal income tax examinations by tax authorities for all tax years since incorporation.  We are no longer subject to New Jersey income tax examinations by tax authorities for years before 2005.

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

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” for the year ended December 31, 2005:

Year ended December, 31 2005
(dollars in thousands, except per share data)
Net income, as reported	$12,044
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	953
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,233)
Net Income, Pro forma	$9,764

Basic net income per common share
As reported	$0.39
Pro forma	$0.32

Diluted net income per common share
As reported	$0.36
Pro forma	$0.30

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

Allowance for Doubtful Accounts

(dollars in thousands)	Balance at Beginning of Period	Charge to Costs and Expenses	Write-offs and Deductions From Allowance	Balance at End of Period
December 31, 2007	$279	$103	$(104)	$278
December 31, 2006	156	223	(100)	279
December 31, 2005	114	103	(61)	156

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 and is to be applied prospectively.  In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope.  The implementation of SFAS 157 is not expected to have a material impact on the results of operations, financial position or cash flows.

3.	Inventories, net

Inventories consist of the following at December 31,:

	2007	2006
(dollars in thousands)
Unprocessed tissue and supplies	$24,213	$14,259
Tissue products in-process	7,933	2,412
Tissue products available for distribution	12,121	7,130
Total inventories	$44,267	$23,801

4.	Cash and Investments

Cash, cash equivalents and investments consist of the following at December 31, 2007:

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Cash	$6,099	$—	$—	$6,099
Cash equivalents:
Money market funds	6,986	—	—	6,986
Commercial paper	13,679	—	—	13,679
Marketable equity securities	55	—	—	55
Total cash and cash equivalents	26,819	—	—	26,819

Short-term investments:
Commercial paper	10,456	—	(3)	10,453
Corporate bonds	31,125	12	(17)	31,120
Municipal bonds	13,665	52	—	13,717
Asset-backed securities	6,889	29	—	6,918
U.S. government obligations	2,007	2	—	2,009
Total short-term investments	64,142	95	(20)	64,217

Long-term investments:
Municipal bonds	4,348	20	—	4,368
Asset-backed securities	2,509	9	—	2,518
Total long-term investments	6,857	29	—	6,886

Total cash, cash equivalents and investments	$97,818	$124	$(20)	$97,922

Cash, cash equivalents and investments consist of the following at December 31, 2006:

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Cash	$4,864	$—	$—	$4,864
Cash equivalents:
Money market funds	2,096	—	—	2,096
Commercial paper	2,990	—	—	2,990
Marketable equity securities	50	—	—	50
Total cash and cash equivalents	10,000	—	—	10,000

Short-term investments:
Certificates of deposit	5,568	—	—	5,568
Commercial paper	7,926	—	—	7,926
Corporate bonds	42,790	—	(25)	42,765
U.S. government obligations	4,711	2	—	4,713
Total short-term investments	60,995	2	(25)	60,972

Long-term investments:
Corporate bonds	6,874	—	—	6,874
Total long-term investments	6,874	—	—	6,874

Total cash, cash equivalents and investments	$77,869	$2	$(25)	$77,846

The Company’s long-term investments mature at various dates from May 2009 through July 2011.  Interest income was $4,240,000 in 2007 and $2,847,000 in 2006.

5.	Fixed Assets

Fixed assets consist of the following at December 31,:

	2007	2006
(dollars in thousands)
Machinery and equipment	$14,905	$11,177
Leasehold improvements	23,973	17,764
Computer hardware, furniture and fixtures	5,275	4,315
Computer software	2,809	2,214
	46,962	35,470
Accumulated depreciation and amortization	(19,256)	(15,556)
Fixed assets, net	$27,706	$19,914

For the years ended December 31, 2007, 2006 and 2005, depreciation and amortization expense related to fixed assets was $4,379,000, $3,137,000 and $2,641,000, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following at December 31,:

	2007	2006
(dollars in thousands)
Compensation	$12,869	$5,330
Tissue recovery fees	6,694	4,232
Payroll taxes	3,055	173
Income taxes payable	—	1,292
Operating expenses and other	2,430	1,614
Total accrued liabilities	$25,048	$12,641

Accrued compensation includes amounts for annual bonuses, sales commissions and severance expense.  Tissue recovery fees represents amounts due to tissue recovery partners for tissue that has been received but not yet invoiced.

7.	Share-Based Compensation

In July 2005, the Company combined its existing 2003 Non-employee Director Stock Option Plan and 2000 Stock Option Plan into the LifeCell Corporation Equity Compensation Plan.  The Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 5,850,000 shares were authorized to be issued under the Plan through March 1, 2010.  At December 31, 2007, there were 1,309,000 shares available for future awards under the Plan.

Share-based compensation expense included in the Company’s statements of operations was:

	Year ended December, 31
	2007	2006	2005
(dollars in thousands)
Cost of products sold	$871	$1,476	$63
Research and development	2,673	2,015	397
General and administrative	3,956	3,761	808
Selling and marketing	2,230	1,363	269
Stock-based compensation expense, before tax	9,730	8,615	1,537

Income tax benefit	(2,611)	(2,464)	(584)
Net compensation expense	$7,119	$6,151	$953

In addition, there was $466,000 and $141,000 of share-based compensation cost capitalized in inventory at December 31, 2007 and 2006.

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

The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Volatility	56.1%	69.6%	69.6%-81.0%
Expected term (years)	5.69	5.67-6.25	6.25
Risk free interest rate	3.4% - 5.0%	4.1% - 5.0%	3.7% - 4.4%
Expected dividend yield	0.0%	0.0%	0.0%

A summary of stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2004	3,733,000	$4.58	6.6 years
Granted	371,000	$14.43
Exercised	(1,819,000)	$3.85		$21,925
Forfeited or canceled	(28,000)	$6.79
Outstanding at December 31, 2005	2,257,000	$6.71	7.4 years
Granted	533,000	$21.84
Exercised	(759,000)	$4.29		$14,627
Forfeited or canceled	(131,000)	$13.29
Outstanding at December 31, 2006	1,900,000	$11.47	7.4 years
Granted	593,000	$27.19
Exercised	(564,000)	$6.81		$14,894
Forfeited or canceled	(116,000)	$18.63
Outstanding at December 31, 2007	1,813,000	$17.61	7.5 years	$46,232

Exercisable at December 31, 2007	735,000	$9.88	6.3 years	$24,432

In addition to the amounts set forth in the table above, during 1996 the Company granted options to purchase 220,000 shares of common stock not pursuant to a plan, to directors who resigned upon the closing of the sale of the Series B preferred stock.  During 2006 and, 2005, option holders exercised options to purchase 10,000 and, 2,500 shares of common stock, respectively, pursuant to these grants.  At December 31, 2007, none of the options granted to directors remained outstanding.

A summary of stock options outstanding at December 31, 2007 by price range is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.75	to	$4.99	172,000	3.9	$2.86	172,000	$2.86
5.00	to	9.99	320,000	5.6	7.00	233,000	6.30
10.00	to	14.99	211,000	6.9	10.42	146,000	10.26
15.00	to	19.99	343,000	7.9	18.91	100,000	18.43
20.00	to	24.99	472,000	8.8	23.15	63,000	21.78
25.00	to	29.99	123,000	8.8	27.57	15,000	26.57
30.00	to	34.99	94,000	9.3	32.10	6,000	31.50
35.00	to	39.99	25,000	9.7	37.29	—	—
40.00	to	46.68	53,000	9.9	41.79	—	—
$1.75	to	$46.68	1,813,000	7.5	$17.61	735,000	$9.88

The weighted average grant date fair value of stock options granted, calculated using the Black-Scholes option-pricing model, in 2007, 2006 and 2005 was $15.22, $14.30 and $14.43 per share, respectively.

In connection with the stock options exercised during the years ended December 31, 2007 and 2006, the Company received cash proceeds of $3.9 million and $3.3 million, respectively.

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

A summary of restricted stock activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Non-vested Number of shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2004	--	$--
Granted	647,000	$17.03
Balance at December 31, 2005	647,000	$17.03
Granted	121,000	$21.58
Vested	(75,000)	$16.90	$2,028
Forfeited	(23,000)	$17.60
Balance at December 31, 2006	670,000	$17.85
Granted	155,000	$26.55
Vested	(485,000)	$17.40	$19,695
Forfeited	(17,000)	$19.39
Balance at December 31, 2007	323,000	$22.62

At December 31, 2007, there was $15.4 million of total unrecognized compensation costs related to non-vested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.77 years.

8	Employee Benefit Plans

The Company maintains a 401(k) retirement savings plan, which covers all full-time employees.  The Company may, at its discretion, contribute amounts not to exceed each employee’s contribution.  Participants’ contributions may not exceed 15% of their annual compensation, subject to annual dollar limits set by the Internal Revenue Service.  Participants are always 100% vested in their contributions.  Company contributions are fully vested after one year of employment.  Total Company contributions during 2007, 2006 and 2005 were $542,000, $309,000 and $213,000, respectively.

The Company also maintains an Employee Stock Purchase Plan to allow all full-time employees to purchase the Company’s common stock on the open market using employee and Company matching contributions.  Total Company contributions during 2007, 2006 and 2005 were $59,000, $46,000 and $35,000, respectively.

9.	Income Taxes

Significant components of the Company’s income tax expense for the years ended December 31, 2007, 2006 and 2005 were as follows:

(dollars in thousands)	2007	2006	2005
Current
Federal	$12,799	$926	$429
State	4,847	2,916	928
Deferred
Federal	3,316	11,328	5,215
State	(384)	484	560
Income tax provision, net	$20,578	$15,654	$7,132

The difference between the income tax provision at the statutory federal income tax rate and the tax provision attributable to income before income taxes was as follows:

	2007		2006		2005
U.S. federal tax at statutory rate	$16,611	35.0%	$12,643	35.0%	$6,707	35.0%
State income taxes (net of federal benefit)	2,901	6.1%	2,232	6.2%	968	5.0%
Write-up of deferred tax assets	—	—	—	—	(481)	-2.5%
Change in valuation allowance	—	—	(232)	-0.6%	—	—
Tax credits	(531)	-1.1%	(320)	-0.9%	(236)	-1.2%
Incentive stock option compensation	978	2.1%	911	2.5%	—	—
Other non-deductible items	619	1.3%	420	1.1%	174	0.9%
Income tax provision	$20,578	43.4%	$15,654	43.3%	$7,132	37.2%

The principal components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

(dollars in thousands)	2007	2006
Temporary differences:
Inventory reserves	$990	$740
Stock-based compensation	2,786	2,225
Uniform capitalization of inventory costs	693	400
Tax over book depreciation	(260)	(617)
Other accruals and reserves	(96)	(10)
Total temporary differences	4,113	2,738
Federal tax losses and credits not currently utilizable	1,970	6,662
State tax losses and credits not currently utilizable	1,251	867
Net deferred tax assets	$7,334	$10,267

As of December 31, 2007, the Company had a net operating loss carryforward (“NOL”) for federal income tax purposes of approximately $5.6 million expiring in 2012.  The federal NOL carryforwards are subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.  As of December 31, 2007, approximately $5.6 million of the Company’s NOL was subject to an annual limitation under Internal Revenue Code Section 382.  In 2008, $2.6 million of the Company’s NOL will no longer be subject to limitation and will be available to offset taxable income.

During 2005, the Company recognized non-cash income tax benefits resulting from a change in the projected tax rate that future year deferred income tax assets are expected to be recovered or settled.  The favorable impact of the tax benefits on net income was $481,000 for the year ended December 31, 2005.

Additionally, in 2007, 2006 and 2005, the Company recognized $4,557,000, $4,687,000 and $8,033,000, respectively, of deferred tax assets related to stock compensation, which were recorded as a direct credit to stockholder’s equity.

10.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005

Net income applicable to common stockholders	$26,883	$20,469	$12,044
Weighted-average common shares outstanding	33,345,000	32,769,000	30,877,000
Denominator for basic net income per share	33,345,000	32,769,000	30,877,000
Effect of dilutive securities:
Common stock options	769,000	945,000	1,915,000
Common stock warrants	—	—	491,000
Restricted stock	420,000	293,000	65,000

Denominator for diluted net income per share	34,534,000	34,007,000	33,348,000
Basic net income per share	$0.81	$0.62	$0.39
Diluted net income per share	$0.78	$0.60	$0.36

The calculation of net income per share for the years ended December 31, 2007, 2006 and 2005 excludes potentially dilutive common stock equivalents consisting of outstanding options to purchase 698,000, 592,000 and 189,000 shares of common stock in 2007, 2006 and 2005, respectively, because their inclusion would be antidilutive.

11.	Commitments and Contingencies

The Company accrues for loss contingencies in accordance with SFAS 5; that is, when it is deemed probable that a loss has been incurred and that the loss is estimable.  The amounts accrued are based on the full amount of the estimated loss.  The Company accrues legal fees expected to be incurred in connection with loss contingencies as those fees are incurred by outside counsel as a period cost.

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

In addition, several suits, including two class actions have been filed in Federal Court in Rochester, New York and Philadelphia Court of Common Pleas that seek compensatory damages from BTS and all processing defendants that received and used BTS-originated tissue, including LifeCell.  Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue.  The cases which have been transferred to the MDL will be the subject of motions to dismiss.

There has also been approximately 30 individual plaintiff cases filed in which those persons also seek compensatory damages for emotional distress and/or future medical monitoring.  None of the individual plaintiffs claim any present physical injury.  With the exception of twelve cases that were filed in the State Court in New Jersey and four cases in the State Court in Pennsylvania, all of the individual cases have been transferred to the MDL.

Finally, the Company has been named in two cases filed in the State Court of New Jersey in which those plaintiffs allege to have contracted a disease from LifeCell’s product (“Turpyn” and “Guzman”).  Those cases are in the earliest stages of discovery and it is not presently confirmed that either plaintiff has been diagnosed with a disease nor is it known whether there is any casual relationship to the LifeCell product.

The Company intends to vigorously defend each case.  The Company will pursue dismissal of all cases which do not involve its product being at issue.  The Company believes it is not currently possible to estimate the likelihood of an unfavorable outcome and/or the impact, if any, that the ultimate resolution of these cases could have on the Company’s operations, financial position or cash flow.  The Company maintains insurance coverage for events and in amounts that it deems appropriate.  There can be no assurance that the level of insurance maintained will be sufficient to cover the claims or that all of the claims will be covered by the terms of any insurance.

Independent Sales and Marketing Agency and Distributor Agreements

The Company utilizes independent sales and marketing agents and distributors to supplement its direct sales organization.  The Company’s independent sales and marketing agents and distributors generated 12%, 15% and 20% of total product revenue in the years ended December 31, 2007, 2006 and 2005, respectively.  One of the Company’s distributors generated 5% of total product revenues in 2007.  No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the year ended December 31, 2007.

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

Leases

The Company leases a building that contains approximately 120,000 square feet for office, production and laboratory space in one building under a lease agreement that expires in November 2015.  The lease contains a renewal option for one additional successive five-year period.  In addition, the Company is a party to various other operating leases.  Rental expense was $968,000, $975,000 and $973,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The future minimum lease payments under non-cancelable leases with remaining terms in excess of one year as of December 31, 2007, were as follows:

(dollars in thousands)	Minimum Lease Payments
2008	$1,141
2009	1,141
2010	1,134
2011	1,057
2012 and beyond	4,142
Total	$8,615

Licensing Agreements

The Company has entered into licensing agreements for exclusive rights for the use of certain patents and proprietary technologies.  The future minimum licensing fees under these agreements as of December 31, 2007, were as follows:

(dollars in thousands)	Minimum Licensing Fees
2008	$750
2009	750
2010	1,250
2011	1,250
2012 and beyond	6,500
Total	$10,500

12.	Segment Data

The Company has one reportable business operating segment: - the processing and distribution of regenerative tissue matrix products.  The Company’s products are used in three primary surgical applications as summarized in the following table:

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005
Reconstructive	$170,411	$122,802	$78,394
Orthopedic	12,286	9,695	7,785
Urogynecology	7,821	8,150	7,147
Product revenues	$190,518	$140,647	93,326

Product revenues by geographic area are summarized as follows:

	For the Year Ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005
United States	$189,216	$139,283	$92,059
Other countries	1,302	1,364	1,267
Product revenues	$190,518	$140,647	93,326

13.	Quarterly Financial Data (Unaudited)

Following is a summary of unaudited quarterly results for the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
(dollars in thousands except per share amounts)	Quarter	Quarter	Quarter	Quarter
2007
Total revenues	$42,962	$47,981	$47,588	$52,599
Product revenues	42,744	47,630	47,545	52,599
Cost of products sold	12,416	13,834	14,194	15,646
Net income	6,427	7,662	7,317	5,477	(1)
Income per share of common stock - basic	0.19	0.23	0.22	0.16	(1)
Income per share of common stock - diluted	0.19	0.22	0.21	0.16	(1)
2006
Total revenues	$30,665	$36,121	$35,265	$39,629
Product revenues	30,523	35,684	35,103	39,337
Cost of products sold	8,981	10,329	10,524	11,022
Net income	4,063	5,108	5,072	6,226
Income per share of common stock - basic	0.13	0.16	0.15	0.19
Income per share of common stock - diluted	0.12	0.15	0.15	0.18

(1)	Includes settlement of a non-product related claim.