Form 10-K/A
period 2007-12-31
LIFECELL CORP
filed 2008-02-29
CIK 849448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to __________

Commission file number:  0-19890

LifeCell Corporation
(Exact name of registrant as specified in its charter)

Delaware	76-0172936
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

One Millennium Way, Branchburg, New Jersey 08876
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:   (908) 947-1100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.001 per share
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

Yes ☑.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PRELIMINARY NOTE

LifeCell Corporation (the "Company") is filing this Amendment No. 1 to disclose that the certifications listed as Exhibits 31.2 and 32.1 (the "Certifications") and filed with its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 27, 2008, contained incorrect dates. Although the Certifications were executed on the date of the filing of the Form 10-K, the dates contained on the signature pages were incorrect.  As a result, the sole purpose of this amendment is to revise the dates in the following exhibits:

31.2	Certification of the Registrant’s Chief Financial Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, and Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company is filing updated Exhibits 31.1, 31.2 and 32.1 with this amendment.

 32.2

Item 15.	Exhibits, Financial Statement Schedules

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

10.11
Amendment dated November 6, 2007 to Lease Agreement by and between Maurice M. Weill, Trustee for Branchburg Property and LifeCell (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

14.1	LifeCell Corporation Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed with the Commission on March 15, 2004.)

23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

31.1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer, Paul G. Thomas, and Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFECELL CORPORATION
(Registrant)

By:	/s/ Paul G. Thomas
Paul G. Thomas
President, Chief Executive Officer and
Chairman of the Board of Directors

Dated:  February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul G. Thomas	President, Chief Executive	February 29, 2008
Paul G. Thomas	Officer (Principal Executive Officer) and Chairman of the Board of Directors

/s/ Steven T. Sobieski	Vice President and Chief Financial	February 29, 2008
Steven T. Sobieski	Officer (Principal Financial Officer)

/s/ Bradly C. Tyler	Controller	February 29, 2008
Bradly C. Tyler	(Principal Accounting Officer)

/s/ James G. Foster	Director	February 29, 2008
James G. Foster

/s/ David Fitzgerald	Director	February 29, 2008
David Fitzgerald

/s/ David W. J. McGirr	Director	February 29, 2008
David W. J. McGirr

/s/ Michael R. Minogue	Director	February 29, 2008
Michael R. Minogue

/s/ Robert P. Roche, Jr.	Director	February 29, 2008
Robert P. Roche, Jr.

/s/ Martin P. Sutter	Director	February 29, 2008
Martin P. Sutter