Form 10-Q
period 2008-03-31
LIFECELL CORP
filed 2008-04-24
CIK 849448

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes   ☑ No

As of April 21, 2008, there were outstanding 34,227,000 shares of common stock, par value $.001, of the registrant.

  Part I.     FINANCIAL INFORMATION

  Item 1.  Financial Statements
LIFECELL CORPORATION
BALANCE SHEETS
(dollars in thousands)
(unaudited)

	March 31	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$37,845	$26,819
Short-term investments	48,964	64,217
Receivables, less allowance of $280 in 2008 and $278 in 2007	28,076	25,734
Inventories, net	50,542	44,267
Prepayments and other	5,214	10,706
Deferred tax assets	2,307	2,384
Total current assets	172,948	174,127

Investments in marketable securities	6,548	6,886
Fixed assets, net	29,251	27,706
Deferred tax assets	3,357	4,950
Other assets, net	3,227	3,329
Total assets	$215,331	$216,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,929	$20,748
Accrued liabilities	11,223	25,048
Total current liabilities	34,152	45,796

Commitments and contingencies

Stockholders’ equity

Undesignated preferred stock, $.001 par value, 1,817,795 shares authorized; none issued and outstanding	--	--
Common stock, $.001 par value, 48,000,000 shares authorized; 34,200,000 and 34,180,000 shares issued and outstanding in 2008 and 2007	34	34
Additional paid-in capital	153,530	150,379
Accumulated other comprehensive income	158	95
Retained earnings	27,457	20,694
Total stockholders’ equity	181,179	171,202
Total liabilities and stockholders’ equity	$215,331	$216,998

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Product revenues	$54,317	$42,744
Research grant revenues	112	218
Total revenues	54,429	42,962

Costs and expenses:
Cost of products sold	17,065	12,416
Research and development	6,963	5,168
General and administrative	6,392	4,828
Selling and marketing	12,718	10,124
Total costs and expenses	43,138	32,536

Income from operations	11,291	10,426

Interest and other income, net	897	969

Income before income taxes	12,188	11,395

Income tax provision	5,425	4,968

Net income	$6,763	$6,427

Net income per common share:
Basic	$0.20	$0.19
Diluted	$0.19	$0.19

Shares used in computing net income per common share:
Basic	34,013,000	33,058,000
Diluted	34,914,000	34,142,000

The accompanying notes are an integral part of these financial statements

LIFECELL CORPORATION
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,763	$6,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,494	910
Deferred taxes	4,705	2,063
Excess tax benefit from stock-based compensation	(3,067)	(321)
Stock-based compensation	3,161	2,329
Provision for bad debt	2	42
Inventory net realizable value provision	73	553
Gain on disposal of fixed assets	(2)	-
Changes in operating assets and liabilities:
Receivables	(2,344)	(298)
Inventories	(6,081)	(4,097)
Prepayments and other	1,494	378
Accounts payable and accrued liabilities	(7,645)	(1,601)

Net cash (used) provided by operating activities	(1,447)	6,385

Cash flows from investing activities:
Proceeds from maturities and sale of investments	15,710	11,769
Purchases of investments	-	(12,413)
Proceeds from sale of equipment	5	-
Capital expenditures	(2,940)	(1,561)

Net cash provided (used) in investing activities	12,775	(2,205)

Cash flows from financing activities:
Cash paid to employees in lieu of vested common stock	(4,817)	-
Proceeds from exercise of common stock options	1,448	682
Excess tax benefit from stock-based compensation	3,067	321

Net cash (used) provided by financing activities	(302)	1,003

Net increase in cash and cash equivalents	11,026	5,183
Cash and cash equivalents at beginning of period	26,819	10,000

Cash and cash equivalents at end of period	$37,845	$15,183

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$-	$875

The accompanying notes are an integral part of these financial statements.

LIFECELL CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  This financial information should be read in conjunction with the financial statements and notes thereto included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows.  The Company's financial instruments consist of cash and cash equivalents, short-term and long-term investments in marketable securities, accounts receivable, accounts payable and certain current liabilities.  Fair value for these investments are based on readily available market prices.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which provides a fair value option election that permits entities to irrevocably elect to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value as the initial and subsequent measurement attribute, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The adoption of SFAS No. 159 on January 1, 2008, for financial assets and liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company has not materially changed its significant accounting policies.

3.	Inventories, net

Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Unprocessed tissue and materials	$25,388	$24,213
Tissue products in-process	7,292	7,933
Tissue products available for distribution	17,862	12,121
Inventories, net	$50,542	$44,267

4.	Fixed Assets

Fixed assets consist of the following:

	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Machinery and equipment	$15,462	$14,905
Leasehold improvements	26,031	23,973
Computer hardware, furniture and fixtures	5,310	5,275
Computer software	3,083	2,809
	49,886	46,962
Accumulated depreciation and amortization	(20,635)	(19,256)
Fixed assets, net	$29,251	$27,706

5.	Income Taxes

The tax provision for the three months ended March 31, 2008 and 2007 represents Federal and state income taxes.  The Company's effective rate of 44.5% and 43.6%, respectively, differs from the U.S. Federal statutory rate due to the impact of stock-based compensation which cannot currently be recognized for tax purposes, and state income taxes, net of the federal benefit.  The increase in the effective tax rate was primarily due to the expiration of the credit for increasing research activities.  Qualified research expenditures after December 31, 2007 are no longer eligible for tax credits.  In the three months ended March 31, 2008 and 2007, the Company realized $3.1 million and $361,000, respectively, of tax benefits related to the exercise of employee stock options and vesting of restricted stock.  These tax benefits were recorded as a direct credit to stockholder’s equity, and therefore, had no impact on the Company’s tax provision.

6.	Share-Based Compensation

The LifeCell Corporation Equity Compensation Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 5,850,000 shares were authorized to be issued under the Plan through March 1, 2010.  At March 31, 2008, there were 678,000 shares available for future awards under the Plan.

The Company recognizes share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, (‘SFAS 123R”) “Share-Based Payment”.  Share-based compensation expense was $3.2 million and $2.3 million for the quarters ended March 31, 2008 and March 31, 2007, respectively.  In addition, there was $875,000 and $317,000 of stock-based compensation cost capitalized in inventory at March 31, 2008 and March 31, 2007, respectively.  As of March 31, 2008, $29.9 million of total unrecognized compensation costs related to non-vested stock options and restricted stock is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

A summary of stock option activity for the three months ended March 31, 2008 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	1,813,000	$17.61
Granted	450,000	$43.20
Exercised	(111,000)	$13.08		$3,104
Forfeited or canceled	(47,000)	$29.28

Outstanding at March 31, 2008	2,105,000	$23.05	7.8 years	$39,941

Exercisable at March 31. 2008	804,000	$11.83	6.6 years	$24,265

Stock option awards issued by the Company generally vest over four years and have a ten year life. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Volatility	49.3%	56.1%
Expected term (years)	5.36	5.69
Risk free interest rate	2.2% - 3.2%	4.3% - 4.6%
Expected dividend yield	0.0%	0.0%

The weighted average grant date fair value of stock options granted during the first quarter of 2008 was $20.74 per share.

In connection with the stock option exercises during the three months ended March 31, 2008, the Company received proceeds of $1.5 million.

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

A summary of restricted stock activity for the three months ended March 31, 2008 is as follows:

	Non-vested Number of shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	323,000	$22.62
Granted	242,000	$42.70
Vested	(45,000)	$21.53	$1,972
Forfeited	(15,000)	$35.30
Balance at March 31, 2008	505,000	$32.16

7.	Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands, except per share data)
Net income	$6,763	$6,427

Weighted average common shares outstanding	34,013,000	33,058,000
Denominator for basic net income per share	34,013,000	33,058,000

Effect of dilutive securities:
Common stock options	660,000	710,000
Restricted stock	241,000	374,000
Denominator for diluted net income per common share	34,914,000	34,142,000

Basic net income per common share	$0.20	$0.19

Diluted net income per common share	$0.19	$0.19

The calculation of net income per common share for the quarters ended March 31, 2008 and 2007 excludes potentially dilutive common stock of 652,000 in 2008 and 911,000 in 2007 because their inclusion would be antidilutive.

8.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net income	$6,763	$6,427
Other comprehensive gain:
Change in net unrealized holding gain on available for sale investments	63	2
Comprehensive income	$6,826	$6,429

9.	Commitments and Contingencies

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

In addition, several suits, including a class action, have been filed in Federal Court in Rochester, New York and State Courts in New Jersey and Philadelphia Court of Common Pleas that seek compensatory damages from BTS and all processing defendants that received and used BTS-originated tissue, including LifeCell.  Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue.  The Rochester cases which have been transferred to the MDL will be the subject of motions to dismiss.  The other cases remain in the State Courts.

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

Finally, the Company has been named in three cases filed in the State Court of New Jersey, (“Turpyn”, “Wirkler” and “Guzman”) and one case in the MDL (“Robinson”), in which those plaintiffs allege to have contracted a disease from LifeCell’s product.  Those cases are in the earliest stages of discovery and it is not presently confirmed that any plaintiff has been diagnosed with a disease nor is it known whether there is any casual relationship to the LifeCell product.

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

On April 14, 2008, a purported stockholders class action complaint, captioned Richard Bauer v. LifeCell Corporation et al., was filed by a stockholder of LifeCell in the Chancery Division of the Superior Court of New Jersey in Somerset County, naming LifeCell, its directors and Kinetic Concepts, Inc., a Texas corporation (“KCI”) as defendants.  The complaint alleges causes of action against the defendants for breach of fiduciary duties in connection with the proposed acquisition of LifeCell by KCI (see Note 10. Subsequent Event) and seeks relief including, among other things, (i) preliminary and permanent injunctions prohibiting consummation of the Offer and the Merger and (ii) payment of the plaintiff's costs and expenses, including attorneys' and experts' fees.  The lawsuit is in its preliminary stage.  LifeCell and KCI believe that the lawsuit is without merit and intend to defend vigorously against the lawsuit.

10.	Subsequent Event

On April 7, 2008, KCI and Leopard Acquisition Sub, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of KCI (“Purchaser”), entered into an Agreement and Plan of Merger.  On April 21, 2008, the Purchaser commenced a cash tender offer to purchase all of the issued and outstanding shares of common stock, par value $0.001 per share, of the Company at a price per share equal to $51.00.  Following the consummation of the offer, the Purchaser is expected to merge with and into the Company, pursuant to which each outstanding share of Common Stock not purchased in the offer will be converted into the right to receive the offer price, except for those shares held by the Company, KCI or the Purchaser, and other than those shares with respect to which appraisal rights are properly exercised.  After the merger, the Company will continue to exist as a wholly owned subsidiary of KCI.

The Offer will remain open for at least 20 business days, subject to extension.  The obligation to accept for payment and pay for the shares of Common Stock tendered in the Offer is subject to customary conditions, including, among other things: (1) the tender of a majority of the total number of outstanding shares of Common Stock, calculated on a fully diluted basis, (2) the expiration or termination of any waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the absence of injunctions prohibiting the Offer or the Merger, (4) the accuracy of the representations of the Company, subject to certain materiality exceptions, (5) compliance in all material respects with covenants of the Company, (6) absence of a material adverse effect on the Company since December 31, 2007 and (7) completion of Purchaser's and KCI's financing pursuant to the terms of an executed Commitment Letter among Purchaser, KCI and the lenders dated April 7, 2008.

The Merger Agreement contains customary representations, warranties and covenants of the parties.  In particular, the Merger Agreement contains restrictions on the Company’s ability to solicit third party proposals or provide information to, or participate in discussions or negotiations with, third parties regarding competing proposals.  However, the Merger Agreement contains customary exceptions that allow the Company to provide information to, and participate in discussions or negotiations with, third parties with respect to competing proposals in certain limited circumstances.

The Company may terminate the Merger Agreement under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (as defined in the Merger Agreement).  If the Company terminates the Merger Agreement to enter into a Superior Proposal or if the Merger Agreement is terminated by KCI under certain other specified circumstances, the Company is required to pay KCI a termination fee equal to $50 million.

If the Merger Agreement is terminated by the Company under certain specified circumstances (including KCI’s failure to consummate the Merger under certain specified circumstances, including the failure to complete the financing described above), KCI will be required to pay or cause to be paid to the Company a fee of $50 million.

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

Forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the failure of the KCI transaction to be consummated;
•	the failure to maintain, increase, or replace revenues from the sale of our AlloDerm products;
•	the failure to comply with government regulations, including the FDA;
•	changes in the regulatory classification of our products;
•	our inability to obtain required premarket clearance or approval of our products for new intended uses;
•	limitations on the pricing of our allograft products;
•	potential for disease transmission by our products;
•	claims for damages by third parties, including product liability claims;
•	our dependence on a limited number of sources for human cadaveric tissue;
•	negative publicity about the use of donated human tissue in medical procedures;
•	changes in third-party reimbursement practices;
•	disruption to our operations;
•	the effects of competition;
•	our inability to protect our intellectual property;
•	reliance on independent sales and marketing agents and distributors to generate part of our revenues;
•	our inability to develop and commercialize new products; and
•	the other factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and other reports that we file with the Securities and Exchange Commission.

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

OVERVIEW

We develop, process and market biological soft tissue repair products made from allograft and xenograft tissue.  Surgeons use our products to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures.  Our allograft products include: AlloDerm, for plastic reconstructive, general surgical, burn and periodontal procedures; GraftJacket, for orthopedic applications and lower extremity wounds; AlloCraftDBM, for bone grafting procedures; and Repliform, for urogynecologic surgical procedures.  Strattice, a xenograft product, is intended for certain plastic reconstructive and general surgical procedures.  Our research and development initiatives include programs designed to support the marketing of our products in current clinical applications, potentially extend their use into new surgical applications and to expand our product line in the rapidly growing biosurgery market.

Revenue and Expenses

Revenues.  We market AlloDerm and Strattice for plastic reconstructive and general surgical applications through our direct sales organization.  AlloDerm and Strattice are primarily sold to hospitals for use by general and plastic surgeons.  Our products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors.  Our strategic sales and marketing partners include: Wright Medical Group, Inc. for GraftJacket and GraftJacket Xpress; Stryker Corporation for AlloCraftDBM; Boston Scientific for Repliform; and BioHorizons for periodontal applications of AlloDerm.  In 2008, we expect our revenues to increase as we introduce Strattice and further penetrate the reconstructive market.

Cost of products sold.  Cost of products sold consists primarily of fees paid to tissue recovery organizations, tissue procurement support costs, labor, overhead and supplies costs related to the processing of our tissue-based products.  Cost of products sold also includes depreciation, freight handling and packaging costs.  In 2008, we expect cost of products sold to increase slightly as a percentage of total revenue due to additional costs for procuring and processing larger allograft pieces of tissue and due to inefficiencies of producing Strattice in a pilot facility.

Research and development.  Research and development, or R&D, expenses consist primarily of personnel costs within our research, product development and clinical functions, as well as the costs associated with pre-clinical and clinical studies and other product development related costs.  We expense all R&D costs in the period incurred.  R&D expenditures are expected to increase as a percentage of revenue in 2008.

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

	Three Months Ended		Percentage of		% Increase
	March 31,		Total Revenue		(Decrease)
	2008	2007	2008	2007	2008 vs. 2007
Net Revenues:	(dollars in thousands)
Reconstructive revenues	$49,435	$37,658	91%	88%	31%
Orthopedic revenues	3,375	2,960	6%	7%	14%
Urogynecologic revenues	1,507	2,126	3%	5%	-29%
Product Revenues	54,317	42,744	100%	99%	27%
Research Grant Revenues	112	218	*	1%	-49%
Total Net Revenues	54,429	42,962	100%	100%	27%

Costs and Expenses:
Cost of Products Sold	17,065	12,416	31%	29%	37%
Research and Development	6,963	5,168	13%	12%	35%
General and Administrative	6,392	4,828	12%	11%	32%
Selling and Marketing	12,718	10,124	23%	24%	26%
Total Costs and Expenses	43,138	32,536	79%	76%	33%

Income from Operations	11,291	10,426	21%	24%	8%

* less than 1%.

Three Months Ended March 31, 2008 and 2007

Revenues

Total revenues for the three months ended March 31, 2008 increased by $11.4 million, or 27%, to $54.4 million compared to $43.0 million for the same period in 2007.  The increase was attributable to a 27% increase in product revenues to $54.3 million in the current period as compared to $42.7 million in the prior year.

Revenues generated from the use of our products in reconstructive surgical procedures increased by $11.8 million, or 31%, to $49.4 million in the three months ended March 31, 2008 compared to $37.7 million in the same period in 2007.  The growth was primarily driven by increased demand for AlloDerm in complex hernia repair and breast reconstruction procedures.  AlloDerm revenues increased 30% to $47.8 million in the three months ended March 31, 2008 compared to $36.8 million in the same period of 2007.  Revenues from Strattice, which was launched in the first quarter of 2008, totaled $1.1 million.

Orthopedic product revenue grew by $415,000, or 14%, to $3.4 million in the three months ended March 31, 2008 from $3.0 million in 2007.  This revenue growth resulted primarily from increased demand for our GraftJacket products.  GraftJacket revenues were $2.9 million in 2008 compared to $2.5 million in the same period in 2007.

Revenues generated from the use of our Repliform product in urogynecologic surgical procedures decreased by $619,000, or 29%, to $1.5 million in the three months ended March 31, 2008 compared to $2.1 million for the same period in 2007.

Our independent sales and marketing agents and distributors generated 11% of our total product revenue in the three months ended March 31, 2008 compared to 14% in 2007.  Wright Medical Group represented 5% of our total product revenues in the three months ended March 31, 2008 compared to 6% for the same period in 2007.  No other individual independent sales agent or distributor generated more than 5% of our total product revenues in the three months ended March 31, 2008.

Research grant revenues were $112,000 in the first quarter of 2008 compared to $218,000 in 2007.  As of March 31, 2008, approximately $738,000 of approved grant funding was available to fund future research and development expenses.

Costs and expenses

Cost of products sold for the three months ended March 31, 2008 was $17.1 million, or 31% of product revenues, compared to cost of products sold of $12.4 million, or 29% of product revenue for the same period in 2007.  The increase in cost of products sold as a percentage of product revenue was the result of increases in costs associated with the procuring and processing of larger allograft tissue grafts and due to inefficiencies of producing Strattice in a pilot facility.

Total research and development expenses increased by $1.8 million, or 35%, to $7.0 million in the three months ended March 31, 2008 compared to $5.2 million for the same period in 2007.  The increase was primarily attributable to higher: (i) operating supplies, (ii) payroll and related expenses associated with increased headcount and annual merit increases, and (iii) professional fees and expenses related to pre-clinical studies.

General and administrative expenses increased by $1.6 million, or 32%, to $6.4 million in the three months ended March 31, 2008 compared to $4.8 million for the same period in 2007.  The increase was primarily attributable to higher:  (i) professional fees, (ii) payroll and related expenses associated with increased headcount and annual merit increases, and (iii) employee recruitment expenses.

Selling and marketing expenses increased by $2.6 million, or 26%, to $12.7 million for the three months ended March 31, 2008 compared to $10.1 million for the same period in 2007.  The increase was primarily attributable to:  (i) higher selling expenses, principally payroll, commissions and travel and entertainment resulting from the expansion of our direct sales force and (ii) an increase in marketing and medical education program expenses for AlloDerm and Strattice.  Selling and marketing expenses included agent fees of $689,000 and $1.0 million, respectively, in the three months ended March 31, 2008 and 2007.

Interest and other income, net

Interest and other income, net decreased by $72,000, or 7%, to $897,000 in the three months ended March 31, 2008 compared to $969,000 in the same period in 2007 due to a decrease in the interest rate earned on invested cash.

Income tax provision

The provision for income taxes increased by $457,000, or 9%, to $5.4 million in the three months ended March 31, 2008 compared to $5.0 million in the same period in 2007, reflecting an effective income tax rate of 44.5% and 43.6%, respectively.  The increase in the effective tax rate was primarily due to the expiration of the credit for increasing research activities.  Qualified research expenditures after December 31, 2007 are no longer eligible for tax credits.  If Congress enacts legislation which retroactively reinstates the research tax credit, a tax benefit will be recognized at that time.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had $86.8 million in cash, cash equivalents and short-term marketable securities and $6.5 million in long-term marketable securities.  Working capital increased to $138.8 million at March 31, 2008 from $128.3 million at December 31, 2007.  The increase in working capital resulted primarily from increases in inventories, accounts receivable and a decrease in accrued liabilities, partially offset by a decrease in cash, cash equivalents and short term investments.

We used $1.4 million of cash for operating activities for the quarter ended March 31, 2008 compared to generating $6.4 million in cash in the same period in 2007.  In the first quarter of 2008, the most significant uses of cash included an $7.6 million reduction in accounts payable and accrued liabilities and a $6.1 million increase in inventories to support future growth.  The reduction in accounts payable and accrued liabilities were primarily the result of payments of payroll taxes, annual bonuses, and a non-product related settlement.

Capital expenditures were $2.9 million and $1.6 million, respectively, for the quarters ended March 31, 2008 and 2007.  Capital expenditures in 2008 included $2.1 million of leasehold improvements for the expansion of our facility with the balance for the purchase of manufacturing and computer equipment.

Our financing activities used $302,000 for the quarter ended March 31, 2008 compared to $1.0 million generated for the same period in 2007.  During the quarter ended March 31, 2008, certain employees elected to surrender vested shares to satisfy their tax withholding obligations.  As a result, the Company funded $4.8 million in tax withholding payments and did not issue 110,000 shares of common stock.

The following table reflects a summary of our contractual cash obligations as of March 31, 2008:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$8,329	$1,141	$2,254	$2,114	$2,820
Licensing agreement	10,438	813	2,125	2,500	5,000
Total contractual cash obligations	$18,767	$1,954	$4,379	$4,614	$7,820

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

At the end of 2005, we commenced a multi-year facility expansion at our Branchburg, New Jersey facility to increase office space, research labs and processing capacity.  Capital expenditures associated with the ongoing facility project are estimated to be approximately $13.1 million in 2008.  In addition, we estimate spending a total of $7.2 million for production, research and development, and computer equipment in 2008.

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

Critical Accounting Policies / Estimates

For the period ended March 31, 2008, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily from our investments in certain marketable securities, consisting principally of fixed income debt securities.  Although our investments are available for sale, we generally hold such investments to maturity.  Our investments are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Net unrealized gains and losses were not material at March 31, 2008 or 2007.

Item 4.  Controls and Procedures.

a.	Disclosure controls and procedures.

During the first quarter of 2008, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of March 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In addition, several suits, including a class action, have been filed in Federal Court in Rochester, New York and State Courts in New Jersey and Philadelphia Court of Common Pleas that seek compensatory damages from BTS and all processing defendants that received and used BTS-originated tissue, including us.  Plaintiffs are the next-of-kin of the donors who did not authorize BTS to remove the tissue at issue.  The Rochester cases which have been transferred to the MDL will be the subject of motions to dismiss.  The other cases remain in the State Courts.

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

Finally, we have been named in three cases filed in the State Court of New Jersey, (“Turpyn”, Wirkler” and Guzman”) and one case in the MDL (“Robinson”) in which those plaintiffs allege to have contracted a disease from our product.  Those cases are in the earliest stages of discovery and it is not presently confirmed that any plaintiff has been diagnosed with a disease nor is it known whether there is any causal relationship to our product.

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

On April 14, 2008, a purported stockholders class action complaint, captioned Richard Bauer v. LifeCell Corporation et al., was filed by a stockholder of LifeCell in the Chancery Division of the Superior Court of New Jersey in Somerset County, naming LifeCell, its directors and KCI as defendants.  The complaint alleges causes of action against the defendants for breach of fiduciary duties in connection with the proposed acquisition of LifeCell by KCI and seeks relief including, among other things, (i) preliminary and permanent injunctions prohibiting consummation of the Offer and the Merger and (ii) payment of the plaintiff's costs and expenses, including attorneys' and experts' fees.  The lawsuit is in its preliminary stage.  LifeCell and KCI believe that the lawsuit is without merit and intend to defend vigorously against the lawsuit.

Item 1a.  Risk Factors

This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Failure to complete the proposed Merger could negatively affect us.  Consummation of the transactions contemplated by the Merger Agreement is subject to customary closing conditions, including (1) in the case of the Purchaser’s offer to purchase all of the issued and outstanding shares of Common Stock (the “Shares”), at least a majority of the Shares outstanding on a fully-diluted basis being validly tendered into the offer and not withdrawn; (2) in the case of the Merger, the approval of our stockholders if less than 90% of the Shares are acquired by Purchaser following the closing of the offer; (3) the expiration or termination of any waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the absence of injunctions prohibiting the offer or the Merger; and (4) completion of Purchaser’s and KCI’s financing pursuant to the terms of an executed commitment letter among Purchaser, KCI and the lenders dated April 7, 2008.  There can be no assurance that a majority of the Shares will tender pursuant to the offer or that our stockholders will approve the Merger Agreement (if required), or that the other conditions to the completion of the offer and the Merger will be satisfied.  In connection with the Merger, we are subject to the following risks:

•
the current market price of the Company’s Common Stock may, to some degree, reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of such stock;

•	the occurrence of any event, change or other circumstances that could give rise to a termination of the Merger Agreement;

•
the outcome of any legal proceedings that may be instituted against us, members of our Board of Directors and others relating to the Merger, including any settlement of such proceedings that may be subject to court approval;

•	the inability to complete the Merger due to the failure to obtain stockholder approval (if required) or the failure to satisfy other conditions to the consummation of the Merger;

•	the failure of the Merger to close for any other reason;

•	our remedies against KCI and the Purchaser with respect to certain breaches of the Merger Agreement may not be adequate to cover our damages;

•	the proposed transactions disrupt current business plans and operations;

•	the proposed Merger may create difficulties in attracting employees;

•	the number of days during which the Merger transaction is pending may create difficulties in retaining key employees;

•	the effect of the announcement of the Merger on our business relationships, operating results and business generally; and

•	the costs, fees, expenses and charges we have and may incur related to the Merger.

Except for the additional risks described above, there have been no other material changes in the risk factors provided in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 5.  Other Information

On April 7, 2008, Kinetic Concepts, Inc., a Texas corporation (“KCI”), and Leopard Acquisition Sub, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of KCI (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  On April 21, 2008, the Purchaser commenced a cash tender offer (the “Offer”) to purchase all of the issued and outstanding shares of common stock, par value $0.001 per share, of the Company at a price per share equal to $51.00.  Following the consummation of the Offer, the Purchaser is expected to merge with and into the Company (the “Merger”), pursuant to which each outstanding share of Common Stock not purchased in the offer will be converted into the right to receive the offer price, except for those shares held by the Company, KCI or the Purchaser, and other than those shares with respect to which appraisal rights are properly exercised.  After the Merger, the Company will continue to exist as a wholly owned subsidiary of KCI.

The Offer will remain open for at least 20 business days, subject to extension.  The obligation to accept for payment and pay for the shares of Common Stock tendered in the Offer is subject to customary conditions, including, among other things: (1) the tender of a majority of the total number of outstanding shares of Common Stock, calculated on a fully diluted basis, (2) the expiration or termination of any waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) the absence of injunctions prohibiting the Offer or the Merger, (4) the accuracy of the representations of the Company, subject to certain materiality exceptions, (5) compliance in all material respects with covenants of the Company, (6) absence of a material adverse effect on the Company since December 31, 2007 and (7) completion of Purchaser's and KCI's financing pursuant to the terms of an executed Commitment Letter among Purchaser, KCI and the lenders dated April 7, 2008.

The Merger Agreement contains customary representations, warranties and covenants of the parties.  In particular, the Merger Agreement contains restrictions on the Company’s ability to solicit third party proposals or provide information to, or participate in discussions or negotiations with, third parties regarding competing proposals.  However, the Merger Agreement contains customary exceptions that allow the Company to provide information to, and participate in discussions or negotiations with, third parties with respect to competing proposals in certain limited circumstances.

The Company may terminate the Merger Agreement under specified circumstances in order to enter into a definitive agreement implementing a Superior Proposal (as defined in the Merger Agreement).  If the Company terminates the Merger Agreement to enter into a Superior Proposal or if the Merger Agreement is terminated by KCI under certain other specified circumstances, the Company is required to pay KCI a termination fee equal to $50 million.

If the Merger Agreement is terminated by the Company under certain specified circumstances (including KCI’s failure to consummate the Merger under certain specified circumstances, including the failure to complete the financing described above), KCI will be required to pay or cause to be paid to the Company a fee of $50 million.

Item 6.  Exhibits

2.1*	Agreement and Plan of Merger, dated as of April 7, 2008

31.1	Certification of our Chief Executive Officer, Paul G. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of our Chief Financial Officer, Steven T. Sobieski, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of our Chief Executive Officer, Paul G. Thomas and Chief Financial Officer, Steven T. Sobieski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated April 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFECELL CORPORATION

Date: April 24, 2008	By: /s/ Paul G. Thomas
Paul G. Thomas
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2008	By: /s/ Steven T. Sobieski
Steven T. Sobieski
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: April 24, 2008	By: /s/ Bradly C. Tyler
Bradly C. Tyler
Controller
(Principal Accounting Officer)